Form 10-Q
period 1995-03-31
MBF USA INC
filed 1995-05-23
CIK 837038

=================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended:  March 31, 1995


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                    Commission File Number:  0-17458


                                    MBf USA, INC.
                (Exact name of registrant as specified in its charter)


               Oklahoma                                     73-1326131
          (State or other jurisdiction                  (I.R.S. Employer
          incorporation or organization)               Identification No.)

          Registrant's telephone number including area code: (201) 461-2382

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes [X]  No [ ]

          At May 12, 1995, there were 10,947,427 shares of Common Stock, par value $0.01 per share, and 12,525,374 shares of Series A Common Stock, par value $0.01 per share, outstanding.

          =================================================================

                                    MBf USA, INC.
                                    -------------


                            PART I - FINANCIAL INFORMATION
                            ------------------------------

          Item 1.

               Consolidated Balance Sheets
               March 31, 1995 and December 31, 1994.................pg. 1


               Consolidated Statements of Operations
               for the Three Months Ended March 31, 1995
               and 1994.............................................pg. 3


               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1995 and 1994...........pg. 4


               Notes to the Interim Consolidated Financial
               Statements...........................................pg. 5


          Item 2.

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................pg. 8


                             PART II - OTHER INFORMATION
                             ---------------------------

          Item 6.

               Exhibits and Reports on Form 8-K....................pg. 11

                            MBf USA, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                               March 31, 1995 December 31, 1994
                                               -------------- -----------------
                                                 (Unaudited)

                      ASSETS
                      ------

     CURRENT ASSETS:
          Cash and cash equivalents            $      50,088   $      96,096
          Accounts receivable - trade, net
            of allowance for doubtful
            accounts of $53,591 in 1995
            and $40,591 in 1994                    4,554,666       4,142,297
          Note receivable from affiliate               -           1,500,000
          Inventories                              6,290,025       7,377,808
          Prepaid expenses                           484,867         295,555
                                               -------------   -------------
                Total current assets              11,379,646      13,411,756
                                               -------------   -------------

     PROPERTY, PLANT AND EQUIPMENT:
          Building improvements                       21,744          21,744
          Equipment, furniture and fixtures          422,045         281,830
                                               -------------   -------------
               Total property, plant and
                 equipment                           443,789         303,574
          Less - Accumulated depreciation           (150,744)       (131,478)
                                               -------------   -------------
               Property, plant and
                 equipment, net                      293,045         172,096
                                               -------------   -------------

     INVESTMENT IN LABORATORY
       SPECIALISTS, INC.                           1,059,367       1,059,367
                                               -------------   -------------
     NET ASSETS OF DISCONTINUED SUBSIDIARY           158,936         209,111
                                               -------------   -------------

     OTHER ASSETS:
          Goodwill, net of accumulated
            amortization of $268,664
            in 1995 and $255,320 in 1994           1,481,336       1,494,680
          Trademarks and license rights,
            net of accumulated amortization
            of $59,258 in 1995 and $52,077
            in 1994                                  397,124         380,242
          Due from affiliates/shareholders           506,979       1,232,830
          Other assets                               549,347         533,689
                                               -------------   -------------
                 Total other assets                2,934,786       3,641,441
                                               -------------   -------------

                                               $  15,825,780   $  18,493,771
                                               =============   =============


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            MBf USA, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                               March 31, 1995 December 31, 1994
                                               -------------- -----------------
                                                 (Unaudited)

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------


     CURRENT LIABILITIES:
          Trade notes payable to bank          $   1,197,410   $   1,201,315
          Notes payable and current
            portion of long-term
            obligations                            3,625,000       3,300,000
          Accounts payable - trade                   696,908         220,893
          Due to affiliates/shareholders           3,181,988       5,848,700
          Accrued expenses                           846,491         946,515
                                               -------------   -------------
                Total current liabilities          9,547,797      11,517,423
                                               -------------   -------------

     LONG-TERM OBLIGATIONS                         2,275,000       2,300,000
                                               -------------   -------------

     DUE TO AFFILIATES                               775,732         765,232
                                               -------------   -------------


     SHAREHOLDERS' EQUITY
          Series A common stock, $.01 par
            value, 20,000,000 shares
            authorized, 12,525,374 shares
            issued and outstanding                   125,253         125,253
          Common Stock, $.01 par value,
            40,000,000 shares authorized,
            12,247,427 and 12,242,477
            shares issued and outstanding
            in 1995 and 1994, respectively           122,475         122,425
          Additional paid-in capital               4,973,195       4,970,294
          Retained Earnings (Deficit)               (670,636)         16,180
          Less - Common stock in treasury
            at cost 1,300,000 shares in
            1995 and 1994                         (1,323,036)     (1,323,036)
                                               -------------   -------------
                Total shareholders' equity         3,227,251       3,911,116
                                               -------------   -------------

                                               $  15,825,780   $  18,493,771
                                               =============   =============

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            MBf USA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months
                                                        Ended March 31,
                                                    ------------------------
                                                       1995          1994
                                                    ----------    ----------
                                                          (Unaudited)

     REVENUES:
          Product sales, net                      $  9,845,508   $ 7,435,615
          Interest                                      56,438         2,158
          Commission income - affiliates                -              7,560
          Other                                         67,012         7,961
                                                  ------------   -----------
                Total revenues                       9,968,958     7,453,294
                                                  ------------   -----------

     COSTS AND EXPENSES:
          Cost of product sales                      8,697,622     6,079,742
          Selling, general and administrative        1,741,492       894,824
          Depreciation and amortization                 53,297        33,325
          Interest                                     154,926        71,325
                                                  ------------   -----------
                Total costs and expenses            10,647,337     7,079,216
                                                  ------------   -----------

                Income (loss) from continuing
                  operations before income from
                  investment and provision for
                  income taxes                        (678,379)      374,078

     INCOME FROM INVESTMENT IN LSI                       -            79,374
                                                  ------------   -----------

                Income (loss) from continuing
                  operations before provision
                  for income taxes                    (678,379)      453,452

     PROVISION FOR INCOME TAXES                          -             -
                                                  ------------   -----------

                Income (loss) from continuing
                  operations                          (678,379)      453,452

     DISCONTINUED OPERATIONS OF SUBSIDIARY              (8,437)         (594)
                                                  ------------   -----------

                Net Income (Loss)                 $   (686,816)  $   452,858
                                                  ============   ===========

     WEIGHTED AVERAGE NUMBER OF SHARES OF
       COMMON STOCK AND COMMON STOCK
       EQUIVALENTS OUTSTANDING                      24,589,733    26,498,567
                                                  ============   ===========

     NET INCOME (LOSS) PER COMMON STOCK
       AND COMMON STOCK EQUIVALENT                $      (.028)  $      .017
                                                  ============   ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                            MBf USA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                        Ended March 31,
                                                    ------------------------
                                                       1995          1994
                                                    ----------    ----------
                                                          (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income (Loss)                       $  (686,816)   $   452,858
          Adjustments to reconcile net
            income (loss) to net cash
            provided by (used in) operating
            activities:
                Depreciation                            19,266        11,805
                Amortization                            34,031        21,520
                Provision for doubtful accounts         13,000        15,280
                Loss from discontinued operations
                of subsidiary                            8,437           594
                (Income) from investment in LSI          -           (79,374)
                Changes in certain assets and
                liabilities:
                  Accounts receivable - trade         (425,369)      818,511
                  Inventories                        1,087,783    (1,519,385)
                  Prepaid expenses                    (189,312)     (172,545)
                  Accounts payable - trade             476,015      (308,774)
                  Accrued expenses                    (100,024)      250,164
                                                  ------------   -----------
                Net cash provided by (used in)
                operating activities                   237,011      (509,346)
                                                  ------------   -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                        (140,215)      (13,605)
          Expenditures for other assets                (53,227)      (19,888)
          Advances from discontinued subsidiary         41,738       555,197
                                                  ------------   -----------
                Net cash (used in) provided
                by investing activities               (151,704)      521,704
                                                  ------------   -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Amounts due (from) to affiliates/
          shareholders                                (430,361)    1,308,755
          Proceeds from trade notes payable
          to bank                                       (3,905)   (1,770,295)
          Proceeds from notes payable                  325,000     1,275,500
          Net proceeds from warrant/stock
          exercises                                      2,951        10,700
          Payments on notes payable                    (25,000)     (600,000)
                                                  ------------   -----------
                Net cash (used in) provided
                by financing activities               (131,315)      224,660
                                                  ------------   -----------

     NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                  (46,008)      237,018
                                                  ------------   -----------

     CASH AND CASH EQUIVALENTS, beginning
     of period                                          96,096       580,191
                                                  ------------   -----------

     CASH AND CASH EQUIVALENTS, end of period     $     50,088   $   817,209
                                                  ============   ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

          MBf USA, Inc.
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          March 31, 1995 and 1994


          1.   Basis of Presentation:

               On February 27, 1992, the shareholders of American Drug Screens, Inc. (an Oklahoma corporation, "the Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHP") acquired control of the Company through a series of integrated transactions: (a) the authorization of an additional 20,000,000 shares of common stock and the authorization of 12,525,374 shares of Series A Common Stock, $0.01 par value ("Series A Common Stock"), (b) the acquisition by a wholly owned subsidiary of the Company, MBf America, Inc. (an Oklahoma corporation, "MAI") of all the issued and outstanding shares of common stock of AHP, in exchange for 12,525,374 shares of Series A Common Stock; and (c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction has been accounted for as a purchase of the Company by AHP as of February 27, 1992, and AHP's shareholder's equity had been restated to reflect the Series A Common Stock received in the Share Exchange Agreement.

               On May 21, 1993, the Company's shareholders approved the Company's proposal to amend the Certificate of Incorporation thereby changing the name of the Company to MBf USA, Inc. (the "Company").

               The interim financial statements are unaudited, but include all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair presentation. The accompanying unaudited financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements and should be
          read  in   conjunction  with  the  Company's   audited  financial
          statements.

          2.   Description of Business

               The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries AHP and Premier Latex, Inc., which is currently inactive. All significant intercompany transactions have been eliminated. The Company and its subsidiaries market medical examination gloves in the U.S., and Playboy-brand condoms internationally.

               Effective December 31, 1993, the Company adopted a plan to discontinue operations and liquidate its wholly owned subsidiary, Disposable Garments, Inc. ("DGI"). DGI, through its supply and requirements agreement with Disposable Medical Products, Inc.

          ("DMP"), distributed disposable medical garments to unaffiliated customers.

               Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. Net assets of the discontinued subsidiary at March 31, 1995 were $158,936, which consisted primarily of inventory and receivables.

               Laboratory Specialists, Inc. ("LSI") is an independent drug testing laboratory which provides analysis for detection of illegal drug use by employees and prospective employees. All of the outstanding common stock of LSI was acquired by American Drug Screens in 1989.

               On April 18, 1994, the Company consummated an agreement to transfer its common stock investment in LSI to its President and former owner in exchange for the return of the Company's 1,300,000 shares of common stock held by him. Just prior to the consummation of the sale, LSI declared a cash dividend of $75,000, a non-cash dividend forgiving amounts due from the Company of approximately $545,000 and a dividend of 706,244 shares of cumulative, redeemable, convertible preferred stock of LSI with an interest rate set at the prime rate. Additionally, the Company transferred its rights and all related assets in its drug testing kit to LSI in exchange for a note payable to the Company in the amount of $353,123 and an obligation to pay royalties on related product sales for a period of five years. The return of the Company's common stock has been accounted for as the acquisition of treasury stock and, therefore, no gain or loss was recognized.

               In August 1994, the Company agreed to exchange its 706,244 shares of preferred stock in LSI valued at $706,244 for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI"), contingent upon LSAI successfully completing an initial public offering ("IPO").

               In September, 1994, LSAI successfully completed its IPO of 1,200,000 shares of common stock and currently trades under the symbol ("LABZ") on the NASDAQ Small Cap Market System. The Company has agreed not to sell its 239,405 shares of common stock prior to July 8, 1996 without the prior consent of LSAI and certain of its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144.

               The Company's investment in the publicly traded stock of LSAI is accounted for under the Statement of Financial Accounting Standards No. 12 (SFAS 12). On May 16, 1995, the Company's common stock investment in LSAI had a market value of $748,140. Under SFAS 12, the Company's investment in LSAI is valued for financial statement purposes, at the lower of cost or market, or $706,244.

               As the Company's operations will no longer be in the drug testing business, the accompanying consolidated financial statements present the Company's investment in, and results of operations from, LSI for 1995 and 1994 on an unconsolidated basis.

          3.   Accounting for Income Taxes:

               Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period. The effect of adopting SFAS 109 was immaterial because at the date of adoption, the Company had elected to carry forward existing net operating losses for U.S. Federal income tax reporting purposes and realization of existing deferred tax assets was not "more likely than not." Accordingly, at the date of adoption, a valuation reserve of approximately $382,000 was established.

               Prior to implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11 (APB 11). Under APB 11, deferred income tax provisions and benefits were recorded to reflect the tax consequences of timing differences between the recording of income and expenses for the financial reporting and income tax purposes at the tax rates in effect when the differences arose.

               The effective income tax rates differ from the statutory Federal income tax rate of 34% at March 31, 1995. A reconciliation of the statutory rate with the effective rate follows:

                                                     1995          1994
                                                     ----          ----

          Tax expense at statutory rate of 34%    $(233,517)     $154,174
          Goodwill amortization                      11,570         7,317
          State income taxes                        (48,077)         -
          Other                                     270,024          -
          Utilization of Net Operating Loss
            Carryforwards                                        (161,491)
                                                  ---------      --------
                                                  $   -0-        $  -0-
                                                  ---------      --------

               The Company had net operating loss carryforwards ("NOLs") at December 31, 1994 of approximately $1,300,000 which were available to reduce Federal taxable income in future periods and will begin expiring in 2003. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the remaining NOLs may be significantly limited.


          ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Total revenues for the first quarter ended March 31, 1995 were $9,968,958 compared to $7,453,294 for the same period in 1994, an increase of 33.8%. First quarter 1995 revenues consisted of $9,545,284 from the Company's latex glove product line sold by the Company's subsidiary AHP and $300,222 from the Playboy condom product line. Sales for AHP and Playboy for the
          comparable  period  in   1994  were   $7,007,893  and   $421,722,
          respectively.

               The increased sales volume on a comparable basis at AHP is attributable to more developed customer relationships, an expansion of the AHP sales force, and larger than normal orders placed by major customers in anticipation of an industry wide price increase due to the rising price of latex raw materials. During the first quarter of 1995, the Company's principal glove suppliers MBf Rubber and MBf Health experienced under-production problems resulting in significantly lower shipments than required by AHP. In addition, the prices charged by MBf Health to AHP during the quarter ended March 31, 1995 were 18% higher than the effective net prices charged to AHP during the previous three year period which was governed by the terms of the Share Exchange. The Company believes the current prices charged by MBf Health to AHP are higher than those of competitors selling comparable quantities of gloves to suppliers in the United States.

               The Company is currently experiencing difficulty meeting its customers' orders for both powdered and powder-free latex exam gloves. On May 19, 1995, the Company signed an agreement with an unaffiliated supplier to supply powder-free examination gloves. Continuation of the under-production problem at MBf Health and the inability of AHP to obtain more competitive pricing from MBf Health would have a material adverse effect on the Company since there is a limited manufacturing capacity from which to obtain gloves from other sources.

               The decrease in sales of Playboy condoms on a comparable period basis is attributable to one large opening order placed in the Taiwan market in 1994 compared to several smaller orders and re-orders in Taiwan in 1995. Currently, the Company has signed distribution agreements in 18 countries compared to two agreements at the same time in 1994. The Company expects sales levels to grow significantly beginning in the second quarter of 1995 and anticipates that several large opening orders will be shipped to markets in South America and Eastern Europe.

               Cost of goods sold as percentage of sales for the period ended March 31, 1995 was 88.3% compared to 81.8% for the same quarter in the prior year. The significant increase in cost of sales as a percentage of sales is attributable to the 18% price increase charged by MBf Health to AHP, coupled with the inability of AHP to pass on this increase due to market conditions.

               Selling, general and administrative expense increased from $894,824 for the quarter ended March 31, 1994 to $1,741,492 for the same period in 1995. The current level of selling, general and administrative expense is comparable to expenses incurred by the Company during the third and fourth quarters of 1994. The increase on a comparable level over the first quarter in 1994 is attributable to costs associated with the introduction of Playboy condoms in new countries, an increase in selling expenses at AHP commensurate with its growth, and expenses associated with the anticipated launch of the Company's nutritional product line in the second quarter of 1995.

               Interest expense increased from $71,325 for the quarter ended March 31, 1994 compared to $154,926 for the same period in 1995. The increase is attributable to an increase in the prime rate and higher levels of borrowing in 1995 compared to 1994.

          LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 1995, the Company had a working capital surplus of $1,831,849 compared to a $1,894,333 surplus at December 31, 1994. The decrease in working capital is primarily attributable to reclassification of certain long term affiliate receivables to current assets, offset by a net loss of $686,816.

               On March 29, 1995, Bank Bumiputra Malaysia Berhad ("BBMB") modified and extended AHP's credit lines until October 31, 1997. The credit facility of $13,000,000 is comprised of a revolving line of credit of $6,000,000, a letter of credit facility for $2,000,000, and a $5,000,000 term loan, the availability of which is limited to use in connection with the possible acquisition of the MBf Health manufacturing facility.

               The line of credit bears interest at three percent (3%) over prime, and the term loan bears interest at three and one-half percent (3.5%) over prime. The entire facility, which is guaranteed by MBf Holdings, the principal shareholder of the Company, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1994, $3,175,000 of the credit line and $1,201,315 of the letter of credit facility had been utilized.  At March 31, 1995,

          $3,525,000 of the credit line and $1,197,410 of the letter of credit facility had been utilized. No portion of the $5,000,000 term loan has been utilized.

               In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at one and one-half percent (1.5%) over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $2.50 per share. In addition, each trust received a warrant exercisable over five (5) years to purchase 75,000 shares of the Common Stock of the Company at an exercise price of $2.25 per share.

               Proceeds from these debentures were used to fund the Playboy condom inventory, nutritional products inventory and start-up expenses associated with both products. For the period ended March 31, 1995 the Company incurred interest expense of $50,932 on this indebtedness.

               In December 1994, the Company loaned to an affiliate, MACC Trading Limited, on a short term basis, the principal amount of $1,500,000. This loan was secured by the Company's obligation to MACC Trading Limited under the parties December 30, 1993 purchase agreement for the acquisition by the Company of the Playboy condom license rights from MACC Trading Limited. This loan bore interest at the rate of four percent (4%) over prime. On May 5, 1995, the Company and MBf Holdings (the parent company of MACC Trading) entered into an agreement pursuant to which the
          Company's subsidiary, AHP, offset the MACC Trading receivable along with the accrued interest thereon ($1,572,688) against the trade payable balance owed by AHP to MBf Health, an indirect subsidiary of MBf Holdings, resulting in the effective repayment of the loan on May 5, 1995.

               Due to losses incurred at AHP for the period ended March 31, 1995, the Company was in violation of its minimum net worth covenant of its BBMB loan for its AHP subsidiary at March 31, 1995. The Company believes it will be able to negotiate a modification of this covenant with BBMB during the next thirty days.

               The Company believes that it has sufficient liquidity to fund the Company's operation for the immediate future.

          ITEM 6.


          EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibits
                    --------

                    27. Financial Data Schedule.


               (b)  Reports on Form 8-K
                    -------------------

                    None.

                                      SIGNATURES



               Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of May, 1995.

                                             MBf USA, Inc.
                                             an Oklahoma Corporation



                                             By:  /s/ David Natan
                                                 ---------------------
                                             David Natan
                                             Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibit
          -------

            27.          Financial Data Schedule