Form 10-Q
period 1995-06-30
MBF USA INC
filed 1995-08-21
CIK 837038

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

    For the quarterly period ended:  JUNE 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to _________

                       Commission File Number:  0-17458


                                MBf USA, INC.
            (Exact name of registrant as specified in its charter)

              Oklahoma                                        73-1326131
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

   500 Park Boulevard, Suite 1260
             Itasca, IL                                          60143
(Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (708) 285-9191

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]    No  [ ]

                     Applicable Only to Corporate Issuers

At August 15, 1995 there were 10,947,427 shares of Common Stock, par value $0.01 per share, and 12,525,374 shares of Series A Common Stock, par value $0.01 per share, outstanding.

                                MBf USA, INC.


                        PART I - FINANCIAL INFORMATION


Item 1.

        Consolidated Balance Sheets
        June 30, 1995 and December 31, 1994..............................pg. 1

        Consolidated Statements of Operations
        for the Three Months Ended June 30, 1995 and 1994................pg. 3

        Consolidated Statements of Operations
        for the Six Months Ended June 30, 1995 and 1994..................pg. 4

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1995 and 1994..........................pg. 5

        Notes to the Interim Consolidated Financial Statements...........pg. 6

Item 2.

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................pg. 10



                         PART II - OTHER INFORMATION


Item 6.

        Exhibits and Reports on Form 8-K................................pg. 15

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                June 30, 1995         December 31, 1994
                                                              ----------------        ---------------
                                                                 (Unaudited)
                              ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                $         29,890        $        96,096
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $75,091 in 1995 and
        $40,591 in 1994                                              4,806,353              4,142,297
     Note receivable from affiliate                                    -                    1,500,000
     Inventories                                                     5,851,526              7,377,808
     Prepaid expenses                                                  359,479                295,555
     Other current assets                                              190,000                -
                                                              ----------------        ---------------
           Total current assets                                     11,237,248             13,411,756
                                                              ----------------        ---------------

PROPERTY, PLANT AND EQUIPMENT:
     Building improvements                                              21,744                 21,744
     Equipment, furniture and fixtures                                 451,516                281,830
                                                              ----------------        ---------------
           Total property, plant and equipment                         473,260                303,574
     Less - Accumulated depreciation                                  (172,813)              (131,478)
                                                              ----------------        ---------------
           Property, plant and equipment,net                           300,447                172,096
                                                              ----------------        ---------------

INVESTMENT IN LABORATORY SPECIALISTS, INC.                           1,059,367              1,059,367
                                                              ----------------        ---------------

NET ASSETS OF DISCONTINUED SUBSIDIARY                                   64,773                209,111
                                                              ----------------        ---------------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $288,577
        in 1995 and $255,320 in 1994                                 1,461,423              1,494,680
       Trademarks and license rights, net of accumulated
           amortization of $35,266 in 1995 and $52,077 in 1994         317,395                380,242
     Due from affiliates/shareholders                                1,289,877              1,232,830
     Other assets                                                      118,651                533,689
                                                              ----------------        ---------------
           Total other assets                                        3,187,346              3,641,441
                                                              ----------------        ---------------

                                                              $     15,849,181        $    18,493,771
                                                              ================        ===============



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                     June 30, 1995           December 31, 1994
                                                                 ------------------        --------------------
                                                                      (Unaudited)
                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Trade notes payable to bank                                 $          120,900        $          1,201,315
     Notes payable and current portion of
        long-term obligations                                             5,175,000                   3,300,000
     Accounts payable - trade                                               694,392                     220,893
     Due to affiliates/shareholders                                       5,721,346                   5,848,700
     Accrued expenses                                                     1,718,353                     946,515
                                                                 ------------------        --------------------
          Total current liabilities                                      13,429,991                  11,517,423
                                                                 ------------------        --------------------

LONG-TERM OBLIGATIONS                                                     2,025,000                   2,300,000
                                                                 ------------------        --------------------

DUE TO AFFILIATES                                                           775,732                     765,232
                                                                 ------------------        --------------------


SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value, 20,000,000 shares
        authorized, 12,525,374 shares issued and outstanding                125,253                     125,253
     Common stock, $.01 par value, 40,000,000 shares
        authorized, 12,247,427 and 12,242,477 shares
        issued in 1995 and 1994, respectively                               122,475                     122,425
     Additional paid-in capital                                           4,973,195                   4,970,294
     Retained Earnings (Deficit)                                         (4,279,429)                     16,180
     Less - Common stock in treasury at cost
        1,300,000 shares in 1995 and 1994                                (1,323,036)                 (1,323,036)
                                                                 ------------------        --------------------
          Total shareholders' equity                                       (381,542)                  3,911,116
                                                                 ------------------        --------------------

                                                                 $       15,849,181        $         18,493,771
                                                                 ==================        ====================


  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Three Months
                                                                           Ended June 30,
                                                            -------------------------------------------
                                                                   1995                     1994
                                                            -----------------        ------------------
                                                                            (Unaudited)
REVENUES:
     Product sales, net                                     $       9,954,172        $        8,967,533
     Interest                                                           7,847                    25,235
     Commission income - affiliates                                     -                         3,312
     Other                                                              -                        33,009
                                                            -----------------        ------------------
          Total revenues                                            9,962,019                 9,029,089
                                                            -----------------        ------------------

COSTS AND EXPENSES:
     Cost of product sales                                          8,934,032                 7,404,029
     Selling, general and administrative                            2,342,304                 1,131,529
     Restructure charge                                             1,954,591                     -
     Depreciation and amortization                                     63,723                    33,488
     Interest                                                         196,379                    74,774
                                                            -----------------        ------------------
          Total costs and expenses                                 13,491,029                 8,643,820
                                                            -----------------        ------------------

          Income (loss) from continuing operations before
             income from investment and provision for
             income taxes                                          (3,529,010)                  385,269

INCOME FROM INVESTMENT IN LSI                                            -                        -
                                                            -----------------        ------------------

          Income (loss) from continuing operations before
             provision for income taxes                            (3,529,010)                  385,269

PROVISION FOR INCOME TAXES                                               -                        -
                                                            -----------------        ------------------

          Income (loss) from continuing operations                 (3,529,010)                  385,269

DISCONTINUED OPERATIONS OF SUBSIDIARY                                 (79,782)                  120,863
                                                            -----------------        ------------------

          Net Income (Loss)                                 $      (3,608,792)       $          506,132
                                                            =================        ==================


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                     23,472,801                25,451,600
                                                            =================        ==================


NET INCOME (LOSS) PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                              $           (0.15)       $             0.02
                                                            =================        ==================





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Six Months
                                                                          Ended June 30,
                                                             -----------------------------------------
                                                                    1995                     1994
                                                             ----------------         ----------------
                                                                           (Unaudited)
REVENUES:
     Product sales, net                                      $     19,799,680         $     16,403,148
     Interest                                                          64,729                   27,393
     Commission income - affiliates                                    -                        10,872
     Other                                                             66,568                   40,970
                                                             ----------------         ----------------
          Total revenues                                           19,930,977               16,482,383
                                                             ----------------         ----------------

COSTS AND EXPENSES:
     Cost of product sales                                         17,631,654               13,483,771
     Selling, general and administrative                            4,083,796                2,026,353
     Restructure Charge                                             1,954,591                   -
     Depreciation and amortization                                    117,020                   66,813
     Interest                                                         351,305                  146,099
                                                             ----------------         ----------------
          Total costs and expenses                                 24,138,366               15,723,036
                                                             ----------------         ----------------

          Income (loss) from continuing operations before
             income from investment and provision for
             income taxes                                          (4,207,389)                 759,347

INCOME FROM INVESTMENT IN LSI                                          -                        79,374
                                                             ----------------         ----------------

          Income (loss) from continuing operations before
             provision for income taxes                            (4,207,389)                 838,721

PROVISION FOR INCOME TAXES                                             -                        -
                                                             ----------------         ----------------

          Income (loss) from continuing operations                 (4,207,389)                 838,721

DISCONTINUED OPERATIONS OF SUBSIDIARY                                 (88,219)                 120,269
                                                             ----------------         ----------------

           Net Income (Loss)                                 $     (4,295,608)        $        958,990
                                                             ================         ================


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                     23,472,801               25,975,083
                                                             ================         ================


NET INCOME (LOSS) PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                               $          (0.18)        $           0.04
                                                             ================         ================





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Six Months
                                                                                              Ended June 30
                                                                             -------------------------------------------
                                                                                     1995                     1994
                                                                             -------------------       -----------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                       $    (4,295,608)          $      958,990
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation                                                                46,853                   23,859
          Amortization                                                                70,167                   42,954
          Provision for doubtful accounts                                             34,500                   33,750
          (Gain) Loss from discontinued operations of subsidiary                      88,219                 (120,269)
          Loss on sale of fixed assets                                                (5,519)                   -
          (Income) from investment in LSI                                              -                      (79,374)
          Changes in certain assets and liabilities:
             Accounts receivable - trade                                            (698,556)                (179,018)
             Inventories                                                           1,526,282               (1,893,084)
             Prepaid expenses                                                        (63,924)                (397,559)
             Other current assets                                                   (190,000)                   -
             Accounts payable - trade                                                473,499                 (412,683)
             Accrued expenses                                                        771,838                  254,885
                                                                             ---------------           --------------
          Net cash provided by (used in) operating activites                      (2,242,250)              (1,767,549)
                                                                             ---------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (169,686)                 (89,913)
     Expenditures for other assets                                                   440,975                  127,470
     Advances from Laboratory Specialists, Inc.                                        -                      958,525
     Advances from discontinued subsidiary                                            56,119                  683,915
                                                                             ---------------           --------------
          Net cash (used in) provided by investing activities                        327,408                1,679,997
                                                                             ---------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts due (from) to affiliates/shareholders                                 1,326,099                2,648,427
     Payments to trade notes payable to bank                                      (1,080,415)              (2,555,102)
     Proceeds from notes payable                                                   1,875,000                  877,100
     Net proceeds from warrant/stock exercises                                         2,951                  459,030
     Purchase of treasury stock                                                        -                   (1,323,036)
     Payments on notes payable                                                      (275,000)                (125,000)
                                                                             ---------------           --------------
          Net cash (used in) provided by financing activities                      1,848,635                  (18,581)
                                                                             ---------------           --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (66,206)                (106,133)
                                                                             ---------------           --------------

CASH AND CASH EQUIVALENTS, beginning of period                                        96,096                  580,191
                                                                             ---------------           --------------

CASH AND CASH EQUIVALENTS, end of period                                     $        29,890           $      474,058
                                                                             ===============           ==============




  The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994


1.      Basis of Presentation:

        On February 27, 1992, the shareholders of American Drug Screens, Inc. (and Oklahoma corporation, "the Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions: (a) the authorization of an additional 20,000,000 shares of common stock and the authorization of 12,525,374 shares of Series A Common Stock, $0.01 par value ("Series A Common Stock"), (b) the acquisition by a wholly owned subsidiary of the Company, MBf America, Inc. (an Oklahoma corporation) of all the issued and outstanding shares of common stock of AHPC, in exchange for 12,525,374 shares of Series A Common Stock; and (c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction has been accounted for as a purchase of the Company by AHPC as of February 27, 1992, and AHPC's shareholders' equity has been restated to reflect the Series A Common Stock received in the Share Exchange Agreement.

        On May 21, 1993, the Company's shareholders approved the Company's proposal to amend the Company's Certificate of Incorporation thereby changing the name of the Company to MBf USA, Inc. ("the Company").

        The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1994. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ended December 31, 1995.

2. Description of Business:

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries AHPC and Premier Latex, Inc., which is currently inactive. All significant intercompany transactions have been eliminated. The Company and its subsidiaries market medical examination gloves in the U.S., and Playboy brand condoms internationally.

        Effective December 31, 1993, the Company adopted a plan to discontinue operations and liquidate its wholly-owned subsidiary, Disposable Garments, Inc. ("DGI"). DGI, through its supply and requirements agreement with Disposable Medical Products, Inc. ("DMP"), distributed disposable medical garments to unaffiliated customers.

        Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. Net assets of the discontinued subsidiary at June 30, 1995 were $64,773, which consisted primarily of receivables and inventory.

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

        The Company's investment in the publicly traded stock of LSAI is accounted for as "available for sale" securities in compliance with the provisions of the Statement of Financial Accounting Standards No. 115 (SFAS
115). On June 30, 1995, the Company's common stock investment in LSAI had a market value of $748,141. The increase in the investment and shareholders' equity has not been recorded as of June 30, 1995 due to certain restrictions on the sale of the stock and since the increase is not materially greater than the cost of the investment.

        As the Company's operations will no longer be in the drug testing business, the accompanying consolidated financial statements present the Company's investment in, and results of operations from, LSI for 1994 on an unconsolidated basis.

3.      Accounting for Income Taxes:

        The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

        The effective income tax rates differ from the statutory federal income tax rate of 34% at June 30, 1995 and 1994. The sources and tax effects of the differences are as follows:

                                                  1995              1994
                                                  ----              ----
Tax expense (benefit) at
     statutory rate of 34%                     $(1,460,507)      $ 326,057
Goodwill amortization                               33,257           8,000
Increase in deferred tax asset
     valuation allowance                         1,427,250            -
Utilization of Net Operating
     Loss Carryforwards                              -            (334,057)
                                               -----------       ---------
Provision for income taxes                     $    -0-          $   -0-
                                               ===========       =========

        The Company had net operating loss carryforwards ("NOLs") at December 31, 1994 of approximately $1,300,000, which were available to reduce Federal taxable income in future periods and will begin expiring in 2003. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the NOLs generated prior to December 31, 1994 may be significantly limited. The Company has generated additional NOLs of approximately $4,000,000 in the first six months of 1995.

4.      Restructure Charge:

        In June 1995, the Company announced a restructuring plan which included the resignation of the Chairman/CEO, President/COO, and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional product business, where sales were negligible, and the entry costs were very high and contributed to significant losses.

        Key components of the restructure charge were costs related to the exit of the nutritional product businesses, executive management personnel severance, and the closing of the executive office in New Jersey. The charge includes provisions for work force reductions, relocation and related costs, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring charge resulted in a one-time charge of $1,954,591 in the second quarter of 1995.

5.      Contingencies:

        Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits and to date has been named and served in five (5) actions. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (i) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and (ii) warnings which accompany such products. In any event, the Company's risk of exposure is limited because the Company carries sufficient product liability insurance ($2,000,000 of coverage) to pay indemnity settlement and judgments. However, it is not feasible to predict the ultimate outcome of litigation.

6. Subsequent Events:

        On August 16, 1995, MBf International, Ltd., the parent of the Company and a wholly owned subsidiary of MBf Holdings, announced that it had executed an agreement with Perusahaam Intan Emas Sdn Bhd ("PIE") for the sale of its subsidiary, MBf Health for MR$3,000,000 or approximately US$1,250,000 to be paid in three equal yearly installments, subject to MBf Holdings' option to repurchase the issued shares. The Company purchases the majority of its powdered latex examination gloves from the MBf Health factory. MBf International and its parent, MBf Holdings, have indicated that they expect a new, modern latex glove plant located in Indonesia to be operational by the fourth quarter of 1995. The Company intends to continue to purchase its powdered latex examination gloves from MBf Health and to purchase non-powdered gloves from other sources. The Company does not expect the sale of MBf Health to have any impact on its operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Total revenues for the quarter ended June 30, 1995 were $9,962,019 compared to $9,029,089 for the same period in 1994, an increase of 10.13%. Total revenues for the six months ended June 30, 1995 were $19,930,977 compared to $16,482,383 for the same period in 1994, an increase of 20.9%

        For the three months ended June 30, 1995, revenues consisted of $9,217,437 from the Company's latex glove product line sold by AHPC and $736,737 from the Playboy condom product line. Sales of gloves and Playboy condoms for the comparable period in 1994 were $8,941,587 and $25,946, respectively.

        The increased sales volume on a comparable basis at AHPC is attributable to more developed customer relationships and larger than normal orders placed by major customers in anticipation of an industry wide price increase due to the rising price of latex raw materials. Improvement plans were made in the second quarter of 1995 to increase utilization of AHPC's cash flow for inventory purchases. Additionally, on May 19, 1995, the Company signed an agreement with an unaffiliated supplier to supply powder-free examination gloves.

        The prices charged by MBf Health, the Company's principal glove supplier, to AHPC during the first and second quarter of 1995 which were approximately 19% higher than the effective net prices charged to AHPC during the comparable periods in 1994 which were caused by the rising price of latex raw materials which nearly doubled over the prior year. This has caused an erosion of gross profit margin on glove sales due to the slow time lag in passing the price increase on to customers.

        The Company is continuing to increase inventory levels to enable the Company to meet its customer requirements, reduce the pricing from MBf Health as the price of latex subsides, and pass on price increases to customers. During the first six months of 1995, two of AHPC's customers accounted for 48% of gloves sales. The loss of either of such customers of AHPC would have a materially adverse effect on the Company.

        The increase in sales of Playboy condoms on a comparable period basis is attributable to the expansion of the Playboy Condom distribution channels. Currently, the Company has signed distribution agreement in 18 countries compared to two agreements at the same time in 1994. The Company anticipates that large opening orders will be shipped to markets in Eastern Europe in the third quarter of 1995.

        The Company is currently in negotiation to establish Playboy condom distribution channels in other countries in Asia, Latin America, and Africa, however, there can be no assurance as to the opening or timing of these markets.

        Cost of goods sold as a percentage of sales for the three and six month periods ended June 30, 1995 were 89.8% and 88.3%, respectively, compared to 82.6% and 82.2% respectively, in the comparable period in 1994. The significant increase in cost of sales as a percentage of sales is attributable to the 19% price increase charged by MBf Health to AHPC coupled with the inability of AHPC to pass on all of this price increase to its customers due to competitive market conditions.

        Selling, general and administrative expense increased from $2,026,353 for the six months ended June 30, 1994 to $4,083,796 for the same period in 1995. The increase is attributable to higher selling costs associated with the introduction and launch of Playboy condoms in new and established countries, the hiring of additional sales and marketing employees, an increase in selling expenses at AHPC commensurate with its growth, and expenses associated with the Company's start up of nutritional product and vitamin lines in 1995.

        In June 1995, the Company announced a restructuring plan which included the resignation of the Chairman/CEO, President/COO, and CFO. The Board of Directors filled the vacancies of its executive management team by electing Mr. Loi Heng Sewn from MBf Holdings as its Chairman. Mr. Loi was formerly the President of MBf Holdings manufacturing facilities. Mr. Edward J. Marteka was named President of the Company while retaining his responsibilities as President of AHPC, which he co-founded since its inception. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional products business, where sales were negligible, and the entry costs were very high and contributed to significant losses. Furthermore, the use of AHPC cash flow for the nutritional products start up was limiting AHPC's ability to purchase glove inventory.

        Key components of the restructure charge were costs related to the exit of the nutritional product business, executive management changes, and the closing of the executive office in New Jersey. The charge includes provisions for personnel severance and work force reductions, relocation and related costs, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring resulted in a one-time charge of $1,954,591 in the second quarter of 1995 of which approximately $775,000 is included in accrued liabilities at June 30, 1995, and is expected to be paid over the next twelve months.

        Interest expense increased from $146,099 for the six months ended June 30, 1994 to $351,305 for the same period in 1995. The increase is attributable to an increase in the prime rate and higher levels of borrowing in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1995, the Company had a working capital deficit of $2,192,743 compared to a $1,894,333 surplus at December 31, 1994. The decrease in working capital is primarily attributable to the restructure charge incurred in the second quarter 1995, the decrease in inventory levels, and increased bank borrowings.

        On March 29, 1995, Bank Bumiputra Malaysia Berhad ("BBMB") modified and extended AHPC's credit lines until October 31, 1997. The credit facility of $13,000,000 is comprised of a revolving line of credit of $6,000,000 a letter of credit facility for $2,000,000, and a $5,000,000 term loan. This term loan availability expired in the second quarter 1995 as it was limited to use in connection with the acquisition of the MBf Health manufacturing facility.

        The line of credit bears interest at three percent (3%) over prime. The entire facility, which is guaranteed by MBf Holdings, the principal shareholder of the Company, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1994, $3,175,000 of the credit line and $1,201,315 of the letter of credit facility had been utilized. At June 30, 1995, $4,825,000 of the credit line and $120,900 of the letter of credit facility had been utilized.

        Due to losses incurred at AHPC for the period ended March 31, 1995, the Company was in violation of its minimum net worth covenant of its BBMB loan for its AHPC subsidiary at March 31, 1995.

        At June 30, 1995, AHPC was in violation of additional BBMB financial covenants including its minimum net worth, interest coverage ratio, leverage ratio, and fixed charge leverage ratio. Due to these financial covenant violations, BBMB suspended additional borrowing and letter of credit financing with AHPC during June 1995.

        Subsequent to June 30, 1995, the Company amended its credit facility loan agreement with BBMB which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement (i) decreases the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreases the letter of credit commitment from $1,800,000 to $1,400,000, (iii) decreases the standby letter of credit commitment from $200,000 to $100,000 and deletes the term loan commitment. It transfers $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted R.C. Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Converted R.C. Commitment portion of the amended credit note requires quarterly principal payments totalling $482,500 in 1996 and $723,750 in 1997. The Company may increase the revolving line of credit up to $2,000,000 as principal payments are made on the Converted R.C. Commitment.

        In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank, Tonga in the amount of Tonga dollars T$1,000,000 or approximately US$800,000 at June 30, 1995. This facility is guaranteed by MBf Holdings, the principal shareholder of the Company. Subsequent to June 30, 1995, the Company incurred contingent liabilities to MBf Bank, Tonga in the amount of US$759,000 for issued and outstanding letter of credit commitments.

        In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at one and one-half percent (1.5%) over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $2.50 per share. In addition, each trust received a warrant exercisable over 5 years to purchase 75,000 shares of the Common Stock of the Company at an exercise price of $2.25 per share.

        Proceeds from these debentures were used to fund the Playboy condom inventory, nutritional products inventory and start-up expenses associated with both products. For the period ended June 30, 1995 the Company incurred interest expense of $103,995 on this indebtedness.

        In December 1994, the Company loaned to an affiliate, MACC Trading Limited, on a short term basis the principal amount of $1,500,000. This loan was secured by the Company's obligation to MACC Trading Limited under the party's December 30, 1993 purchase agreement for the acquisition by the Company of the Playboy condom license rights from MACC Trading Limited. This loan bore interest at the rate of four percent (4%) over prime. On May 5, 1995, the Company and MBf Holdings (the parent company of MACC Trading) entered into an agreement allowing the Company's subsidiary AHPC to offset the MACC Trading receivable along with the accrued interest thereon ($1,572,688) against the trade payable balance owed by AHPC to MBf Health. Therefore the $1,500,000 receivable from MACC Trading was considered as effectively paid on May 5, 1995.

        The Company believes that its credit facilities provide sufficient liquidity to fund the Company's operation for the immediate future.

ITEM 6.


EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K
               Reporting an event as of May 31, 1995.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MBF USA, INC.
                                        an Oklahoma Corporation




Date:   August 18, 1995                 By:  s/Robert C. Carter
                                             ---------------------------
                                             Robert C. Carter
                                             Principal Financial Officer