Form 10-Q/A
period 1995-06-30
MBF USA INC
filed 1995-08-23
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-Q/A
                                     NO. 1


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  JUNE 30, 1995

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                       Commission File Number:  0-17458


                                 MBf USA, INC.
             (Exact name of registrant as specified in its charter)


          Oklahoma                                                      73-1326131
          --------                                                      ----------
(State or other jurisdiction of                                      (I.R.S. Employer
 incorporation or organization)                                      Identification No.)

500 Park Boulevard, Suite 1260
         Itasca, IL                                                         60143
         ----------                                                         -----
(Address of principal executive offices)                                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (708) 285-9191


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]  No [ ]

                      Applicable Only to Corporate Issuers

At August 15, 1995 there were 10,947,427 shares of Common Stock, par value $0.01 per share, and 12,525,374 shares of Series A Common Stock, par value $0.01 per share, outstanding.

                                 MBF USA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994


Footnote 6 is amended and restated in its entirety to read as follows:

6.       Subsequent Events:

         On August 16, 1995, MBf International, Ltd., the parent of the Company and a wholly owned subsidiary of MBf Holdings, announced that it had executed an agreement with Perusahaam Intan Emas Sdn Bhd ("PIE") for the sale of its subsidiary, MBf Health for MR$3,000,000 or approximately US$1,250,000 to be paid in three equal yearly installments, subject to MBf Holdings' option to repurchase the issued shares. In connection with the sale, an agreement has been executed between MBf Health and AHPC calling for the purchase of product by AHPC according to a predetermined formula. The Company purchases the majority of its powdered latex examination gloves from the MBf Health factory. MBf International and its parent, MBf Holdings, have indicated that they expect a new, modern latex glove plant located in Indonesia to be operational by the fourth quarter of 1995. The Company intends to continue to purchase its powdered latex examination gloves from MBf Health and to purchase non-powdered gloves from other sources. The Company does not expect the sale of MBf Health to have any impact on its operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section is amended and restated in its entirety to read as follows:

         Total revenues for the quarter ended June 30, 1995 were $9,962,019 compared to $9,029,089 for the same period in 1994, an increase of 10.3%.
Total revenues for the six months ended June 30, 1995 were $19,930,977 compared to $16,482,383 for the same period in 1994, an increase of 20.9%.

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

         Interest expense increased from $146,099 for the six months ended June 30, 1994 to $351,305 for the same period in 1995. The increase is attributable to (i) higher levels of borrowing in 1995 compared to 1994, in large part to fund expenses associated with now discontinued operations, and (ii) to a lesser extent, increases in the prime rate.

LIQUIDITY AND CAPITAL RESOURCES

This section is amended and restated in its entirety to read as follows:

         At June 30, 1995, the Company had a working capital deficit of $2,192,743 compared to a $1,894,333 surplus at December 31, 1994. The decrease in working capital is primarily attributable to the restructure charge incurred in the second quarter 1995, the decrease in inventory levels, and increased bank borrowings.

         On March 29, 1995, Bank Bumiputra Malaysia Berhad ("BBMB") modified and extended AHPC's credit lines until October 31, 1997. The credit facility of $13,000,000 is comprised of a revolving line of credit of $6,000,000, a letter of credit facility for $2,000,000, and a $5,000,000 term loan. This term loan availability expired in the second quarter 1995 as it was limited to use in connection with the acquisition of the MBf Health manufacturing facility.

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

         Due to losses incurred at AHPC for the period ended March 31,1995, the Company was in violation of its minimum net worth covenant of its BBMB loan for its AHPC subsidiary at March 31,1995.

         At June 30, 1995, AHPC was in violation of additional BBMB financial covenants including its minimum net worth, interest coverage ratio, leverage ratio, and fixed charge leverage ratio. Due to these financial covenant violations, BBMB suspended additional borrowing and letter of credit financing with AHPC during June 1995.

          Subsequent to June 30, 1995, AHPC amended its credit facility loan agreement with BBMB which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The Company has guaranteed the BBMB credit facility and has pledged its assets in connection therewith. The amended BBMB agreement (i) decreases the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreases the letter of credit commitment from $1,800,000 to $1,400,000, (iii) decreases the standby letter of credit commitment from $200,000 to $100,000 and deletes the term loan commitment. It transfers $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted R.C. Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Converted R.C. Commitment portion of the amended credit note requires quarterly principal payments totalling $482,500 in 1996 and $723,750 in 1997. AHPC may increase the revolving line of credit up to $2,000,000 as principal payments are made on the Converted R.C. Commitment. The Company is obligated to make a capital contribution to AHPC in an amount sufficient to cause its net worth to be $3,000,000.

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

         The Company is seeking to identify sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MBf USA, INC.
                                           an Oklahoma Corporation




Date:  August 23, 1995                     By: s/Robert C. Carter
                                               ------------------
                                               Robert C. Carter
                                               Principal Financial Officer