Form 10-Q/A
period 1995-06-30
MBF USA INC
filed 1995-10-19
CIK 837038

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                 FORM 10-Q/A
                                    NO. 2

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:      June 30, 1995

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                       -------------- to -------------

        Commission File Number:   0-17458
                                  -------

                                MBf USA, INC.
           (Exact name of registrant as specified in its charter)

           Oklahoma                             73-1326131
           --------                             ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

  500 Park Boulevard, Suite 1260
           Itasca, IL                             60143
           ----------                             -----
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number including area code:  (708)285-9191

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

                     Applicable Only to Corporate Issuers


At October 17, 1995 there were 10,947,427 shares of Common Stock, par value $0.01 per share, and 12,525,374 shares of Series A Common Stock, par value $0.01 per share, outstanding.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        Exhibit 27 -- Financial Data Schedule

                (b)     Reports on Form 8-K
                        Reporting an event as of May 31, 1995.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MBf USA, INC.
                                             an Oklahoma Corporation

Date:  October 18, 1995                      By:  /s/ Robert C. Carter
                                             -----------------------
                                                 Robert C. Carter
                                                 Principal Financial Officer