Form 10-Q
period 1995-09-30
MBF USA INC
filed 1995-11-15
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  September 30, 1995

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

                                 (708) 285-9191
              (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock par value $.01 per share, outstanding as of September 30, 1995 and October 30, 1995 were 10,947,247 and 12,525,374, respectively and 16,007,951 and 12,525,374, respectively.

                                 MBf USA, INC.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.

    Consolidated Balance Sheets
    September 30, 1995 (unaudited) and December 31, 1994  . . . . . . . .  pg. 1

    Consolidated Statements of Operations (unaudited) for
    the Three Months Ended September 30, 1995 and 1994  . . . . . . . . .  pg. 3

    Consolidated Statements of Operations (unaudited) for
    the Nine Months Ended September 30, 1995 and 1994   . . . . . . . . .  pg. 4

    Consolidated Statements of Cash Flows (unaudited) for
    the Nine Months Ended September 30, 1995 and 1994   . . . . . . . . .  pg. 5

    Notes to the Interim Consolidated
    Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .  pg. 6


Item 2.

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations   . . . . . . . . . . . . . . . . pg. 11



                          PART II - OTHER INFORMATION

Item 6.

    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . pg. 16

                        MBf USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS




                                                       September 30, 1995       December 31, 1994
                                                       ------------------       -----------------
                                                          (Unaudited)

                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $     20,250            $     96,096
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $51,091 in 1995 and
        $144,009 in 1994                                    5,445,361               4,142,297
     Note receivable from affiliate                            -                    1,500,000
     Inventories                                            9,174,150               7,377,808
     Prepaid expenses                                         423,457                 295,555
     Other current assets                                     184,223                   -
                                                           ----------              ----------
          Total current assets                             15,247,441              13,411,756
                                                           ----------              ----------

PROPERTY, PLANT AND EQUIPMENT:
     Building improvements                                     21,744                  21,744
     Equipment, furniture and fixtures                        463,738                 281,830
                                                           ----------              ----------
          Total property, plant and equipment                 485,482                 303,574
     Less - Accumulated depreciation                         (198,498)               (131,478)
                                                           ----------              ----------
          Property, plant and equipment, net                  286,984                 172,096
                                                           ----------              ----------

INVESTMENT IN LSAI                                          1,059,367               1,059,367
                                                           ----------              ----------

NET ASSETS OF DISCONTINUED SUBSIDIARY                           -                     209,111
                                                           ----------              ----------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of
      $308,491 in 1995 and $236,222 in 1994                 1,441,509               1,494,680
     Trademarks and license rights, net of accumulated
       amortization of $41,477 in 1995 and $36,532
       in 1994                                                311,184                 380,242
     Due from affiliates/shareholders                       1,459,538               1,232,830
     Other assets                                             115,728                 533,689
                                                           ----------              ----------
          Total other assets                                3,327,959               3,641,441
                                                           ----------              ----------

                                                         $ 19,921,751            $ 18,493,771
                                                           ==========              ==========





        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                        September 30, 1995      December 31,1994
                                                        ------------------      ----------------
                                                           (Unaudited)

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade notes payable to bank                           $  1,369,900            $  1,201,315
     Notes payable and current portion of
        long-term obligations                                 2,703,542               3,300,000
     Accounts payable - trade                                 5,813,134                 220,893
     Due to affiliates/shareholders                           2,490,853               5,848,700
     Accrued expenses                                         1,104,326                 946,515
                                                            -----------             -----------
          Total current liabilities                          13,481,755              11,517,423
                                                            -----------             -----------

LONG-TERM OBLIGATIONS                                         6,463,125               2,300,000
                                                            -----------             -----------

DUE TO AFFILIATE                                                775,732                 765,232
                                                            -----------             -----------


SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value, 12,525,374
        shares authorized, 12,525,374 shares issued
        and outstanding                                         125,253                 125,253

     Common stock, $.01 par value, 40,000,000 shares
        authorized, 12,247,427 and 12,242,477 shares
        issued in 1995 and 1994, respectively                   122,475                 122,425
     Additional paid-in capital                               4,973,195               4,970,294
     Retained Earnings (Deficit)                             (4,696,748)                 16,180
     Less - Common stock in treasury at cost
        1,300,000 shares in 1995 and 1994                    (1,323,036)             (1,323,036)
                                                            -----------             -----------
          Total shareholders' equity                           (798,861)              3,911,116
                                                            -----------             -----------

                                                           $ 19,921,751            $ 18,493,771
                                                            ===========             ===========




      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months
                                                        Ended September 30,
                                                    --------------------------
                                                      1995            1994
                                                    ----------     -----------
                                                           (Unaudited)
REVENUES:
     Product sales, net                           $ 12,246,069    $  9,488,701
     Interest                                           22,429          18,750
     Commission income - affiliates                      -               -
     Other                                              70,208             684
                                                    ----------     -----------
          Total revenues                            12,338,706       9,508,135
                                                    ----------     -----------
COSTS AND EXPENSES:
     Cost of product sales                          11,318,089       7,428,878
     Selling, general and administrative             1,079,429       1,533,560
     Restructure charge                                  -               -
     Depreciation and amortization                      77,934          54,396
     Interest                                          301,061          94,030
                                                    ----------     -----------
          Total costs and expenses                  12,776,513       9,110,864
                                                    ----------     -----------
          Income (loss) from continuing
            operations before income
            from investment and provision
            for income taxes                          (437,807)        397,271

INCOME FROM INVESTMENT IN LSAI                           -
                                                    ----------     -----------
          Income (loss) from continuing
            operations before provision for
            income taxes                              (437,807)        397,271

PROVISION FOR INCOME TAXES                               -
                                                    ----------     -----------
          Income (loss) from continuing
            operations                                (437,807)        397,271

DISCONTINUED OPERATIONS OF SUBSIDIARY                   20,487          16,550
                                                    ----------     -----------
            Net Income (Loss)                     $   (417,320)   $    413,821
                                                    ==========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING      23,472,801      26,046,846
                                                    ==========     ===========


NET INCOME (LOSS) PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                    $      (0.02)   $       0.02
                                                    ==========     ===========






         The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Nine Months
                                                       Ended September 30
                                                    --------------------------
                                                     1995            1994
                                                    ----------   -------------
                                                          (Unaudited)
REVENUES:
     Product sales, net                           $ 32,045,749    $ 25,891,849
     Interest                                           87,158          46,143
     Commission income - affiliates                      -              10,872
     Other                                             136,776          41,654
                                                    ----------   -------------
          Total revenues                            32,269,683      25,990,518
                                                    ----------   -------------
COSTS AND EXPENSES:
     Cost of product sales                          28,949,743      20,912,649
     Selling, general and administrative             5,163,225       3,559,913
     Restructure Charge                              1,954,591           -
     Depreciation and amortization                     194,954         121,209
     Interest                                          652,366         240,129
                                                    ----------   -------------
          Total costs and expenses                  36,914,879      24,833,900
                                                    ----------   -------------
          Income (loss) from continuing
            operations before income from
            investment and provision for
            income taxes                            (4,645,196)      1,156,618

INCOME FROM INVESTMENT IN LSAI                           -              79,374
                                                    ----------   -------------
          Income (loss) from continuing
            operations before provision for
            income taxes                            (4,645,196)      1,235,992

PROVISION FOR INCOME TAXES                               -               -
                                                    ----------   -------------
          Income (loss) from continuing
            operations                              (4,645,196)      1,235,992

DISCONTINUED OPERATIONS OF SUBSIDIARY                  (67,732)        136,819
                                                    ----------   -------------
           Net Income (Loss)                      $ (4,712,928)   $  1,372,811
                                                    ==========   =============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING      23,472,801      26,218,566
                                                    ==========   =============

NET INCOME (LOSS) PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                    $      (0.20)   $       0.05
                                                    ==========   =============





      The accompanying notes to consolidated financial statements are an integral part of these statements.

                              MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Nine Months
                                                          Ended September 30
                                                        ------------------------
                                                           1995         1994
                                                        ----------      --------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                $ (4,712,928)  $  1,372,811
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation                                      72,539         38,358
          Amortization                                     122,417         67,151
          Provision for doubtful accounts                   10,500         63,670
          (Gain) loss from discontinued operations
            of subsidiary                                   67,732       (136,819)
          (Gain) loss on sale of fixed assets               (5,519)         -
          (Income) from investment in LSAI                   -            (79,374)
          Changes in certain assets and liabilities:
             Accounts receivable - trade                (1,313,564)      (283,431)
             Inventories                                (1,796,342)    (1,158,523)
             Prepaid expenses                             (127,902)      (311,294)
             Other current assets                         (184,223)         -
             Accounts payable - trade                    5,592,241       (297,508)
             Accrued expenses                              157,811        307,922
             Other assets                                  417,773          -
                                                        ----------      ---------
          Net cash provided by (used in) operating
            activities                                  (1,699,465)      (417,037)
                                                        ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (181,908)       (88,443)
     Expenditures for other assets                           -           (239,672)
     Advances from Laboratory Specialists, Inc.              -            958,525
     Investment In Subsidiary                                -              -
     Advances from discontinued subsidiary                 141,379        704,267
                                                        ----------      ---------
          Net cash (used in) provided by investing
            activities                                     (40,529)     1,334,677
                                                        ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Amounts due (from) to affiliates / shareholders    (2,074,055)     2,921,198
     Net borrowings (payments) on trade notes
       payable to bank                                     168,585     (4,490,661)
     Proceeds from notes payable                         3,650,000      1,184,600
     Net proceeds from warrant / stock exercises             2,951        461,980
     Purchase of treasury stock                              -         (1,323,036)
     Payments on notes payable                             (83,333)      (150,000)

          Net cash (used in) provided by financing      ----------      ---------
            activities                                   1,664,148     (1,395,919)
                                                        ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (75,846)      (478,279)
                                                        ----------      ---------
CASH AND CASH EQUIVALENTS, beginning of period              96,096        580,191
                                                        ----------      ---------
CASH AND CASH EQUIVALENTS, end of period              $     20,250   $    101,912
                                                        ==========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995


1.   Basis of Presentation:

     On February 27, 1992, the shareholders of American Drug Screens, Inc. (an Oklahoma corporation which changed its name on May 21, 1993 to MBf USA, Inc., "the Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock") from 20,000,000 to 40,000,000, and the authorization of 12,525,374 shares of a new Series A Convertible Common Stock, par value $0.01 per share ("Series A Common Stock"),
(b) the acquisition through a wholly=owned subsidiary of the Company of all the issued and outstanding shares of common stock of AHPC from MBf International, Ltd., a Hong Kong corporation and the majority shareholder of the Company ("MBf International"), in exchange for 12,525,374 shares of Series A Common Stock; and (c) the restructuring of the Board of Directors by creating two classes of Directors. Accordingly, the transaction has been accounted for as a purchase.

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ended December 31, 1995.

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

     Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. There were no assets of the discontinued subsidiary at September 30, 1995.

     Laboratory Specialists, Inc. ("LSI") is an independent drug testing laboratory which provides analysis for detection of illegal drug use by employees and prospective employees. All of the outstanding common stock of LSI was acquired by the Company in 1989.

     On April 18, 1994, the Company consummated an agreement to transfer its common stock investment in LSI to its President and former owner in exchange for the return of the Company's 1,300,000 shares of Common Stock held by him. Just prior to the consummation of the sale, LSI declared a cash dividend of $75,000, a non-cash dividend forgiving amounts due from the Company of approximately $545,000 and a dividend of 706,244 shares of cumulative, redeemable, convertible preferred stock of LSI with an interest rate equal to the prime rate. Additionally, the Company transferred its rights and all related assets in its drug testing kit to LSI in exchange for a note payable to the Company in the principal amount of $353,123 and an obligation to pay royalties on related product sales for a period of five years. The return of the Company's Common Stock has been accounted for as the acquisition of treasury stock and, therefore, no gain or loss was recognized.

     In August 1994, the Company agreed to exchange its 706,244 shares of preferred stock in LSI valued at $706,244 for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI"), contingent upon LSAI successfully completing an initial public offering ("IPO").

     The investment in LSAI on the balance sheet at September 30, 1995 is composed of the note receivable from LSAI of $353,123 and the common stock investment in LSAI, at cost, of $706,244.

     In September, 1994, LSAI successfully completed its IPO of 1,200,000 shares of common stock, which stock currently trades under the symbol ("LABZ") on the NASDAQ SmallCap Market. The Company has agreed not to sell its 239,405 shares of LSAI common stock prior to July 8, 1996 without the prior consent of LSAI and certain of its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144.

     The Company's investment in the publicly traded stock of LSAI is accounted for as "available for sale" securities in compliance with the provisions of the Statement of Financial Accounting Standards No. 115 (SFAS 115). On September 30, 1995, the Company's common stock investment in LSAI had a market value of $778,066. The increase in the investment and shareholders' equity has not been recorded as of September 30, 1995 due to certain restrictions on the sale of the stock and since the increase is not materially greater than the cost of the investment.

     As the Company's operations will no longer include the drug testing business, the accompanying consolidated financial statements present the Company's investment in, and results of operations from, LSI for 1994 on an unconsolidated basis.

3.   Accounting for Income Taxes:

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No.109("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

     The effective income tax rates differ from the statutory federal income tax rate of 34% at September 30, 1995 and 1994. The sources and tax effects of the differences are as follows:

                                        1995                1994
                                        ----                ----
Tax expense (benefit) at
     statutory rate of 34%          $(1,602,395)          $326,057
Goodwill amortization                    72,269              8,000
Increase in deferred tax asset
     valuation allowance              1,530,126                  -
Utilization of Net Operating
     Loss Carry forwards                      -           (334,057)
                                    ------------          ---------
Provision for income taxes          $     -0-             $   -0-
                                    ============          =========

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1994 of approximately $1,300,000, which were available to reduce Federal taxable income in future periods and will begin expiring in 2003. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the NOLs generated prior to December 31, 1994 may be significantly limited. The Company has generated additional NOLs of approximately $4.7 million in the first nine months of 1995.

4.  Restructure Charge:

     In the second quarter of 1995, the Company incurred a restructuring charge which included the resignation of and severance payments to the Chairman/CEO, President/COO, and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional product business, where sales were negligible, and the entry costs were very high which contributed to significant losses.

     Key components of the restructure charge were costs related to the exit of the nutritional product business, executive management personnel severance, and the closing of the executive office in New Jersey. The charge includes provisions for work force reductions, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring charge resulted in a one-time charge of $1,954,591 in the second quarter of 1995.

5.  Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits and to date has been named and served in five (5) actions. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (i) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and (ii) warnings which accompany such products. In any event, because the Company carries product liability insurance with $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited. However, it is not feasible to predict the ultimate outcome of litigation.

6.  Subsequent Events:

     On August 16, 1995, MBf International, Ltd., the majority shareholder of the Company and a wholly owned subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), announced that it had executed an agreement with Perusahaam Intan Emas Sdn Bhd ("PIE") for the sale of its subsidiary, MBf Health Sdn. Bhd. ("MBf Health") for MR$3,000,000 or approximately US$1,250,000 to be paid in three equal yearly installments, subject to MBf Holdings' option to repurchase the issued shares. In connection with the sale, an agreement has been executed between MBf Health and AHPC calling for the purchase of product by AHPC according to a predetermined formula.

     The Company purchases the majority of its powdered latex examination gloves from the MBf Health factory. MBf International and its parent, MBf Holdings, have indicated that they expect a new, Indonesian latex glove plant, PT MBf Buana Multicorpora, an Indonesian company ("MBf Rubber"), to be operational in December of 1995. The Company intends to continue to purchase its powdered latex examination gloves from MBf Health and to purchase non-powdered gloves from other sources. The Company does not expect the sale of MBf Health to have an impact on its operations. Since the MBf Health factory is not considered to be a related party subsequent to August 16, 1995, the liability to MBf Health was reclassified from due to affiliates to the trade payable liability at September 30, 1995.

     The restructuring expense in the second quarter ended June 30, 1995 created a deficiency in the Company's capital and surplus of approximately $1.38 million. Nasdaq Stock Market, Inc. notified the Company of the default in August 1995, but subsequently in October 1995, granted an exception from delisting after certain submissions and oral representations were provided.

     The temporary exception granted by Nasdaq is conditioned on the Company taking the steps set forth below to enable the Company to comply with the minimum capital and surplus requirements in the future.

     MBf International loaned $1,200,000 to the Company to pay for AHPC 7% Cumulative Preferred Stock having a value of $1,200,000 which the Company had previously purchased effective as of September 29, 1995. MBf International agreed to accept shares of the Company's Common Stock having a value of $1,200,000 in satisfaction of the Company's indebtedness to MBf International, which transaction was effective as of October 30, 1995.

     The Company also entered into a Stock Acquisition Agreement with MBf International dated as of October 30, 1995 whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock (par value equivalent to $1,000 US Dollars each) of MBf Rubber which shares were held in trust by MBf Holdings for the benefit of MBf International

(representing seventy percent (70%) of the outstanding common stock of MBf Rubber) and a non-interest bearing demand note in the principal amount of $737,769 (the "Note") which Note is expected to be outstanding for three years and is guaranteed by MBf Holdings for 2,550,720 shares of the Company's Common Stock having an aggregate value of $1,219,563. The transaction closed on October 30, 1995.

     The Company has filed a proxy statement with the Securities and Exchange Commission in which it has recommended to its Shareholders that the Company reincorporate in Maryland in part to benefit from franchise tax and corporate governance provisions of the Maryland Statutes and in part to effect a conversion of the Company from an Oklahoma corporation to a Maryland corporation. In connection with the reincorporation, if approved, the Company would effect a ten for one reverse stock split of its Series A Common Stock and Common Stock. As a result, each Shareholder will receive one share of common stock of the Company successor, a Maryland corporation subsequent to the merger, for every ten shares of Series A Common Stock or Common Stock currently held by such Shareholder. Additionally, the Common Stock underlying all of the Company's outstanding warrants and options will be adjusted to reflect the ten for one reverse stock split.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Total revenues for the quarter ended September 30, 1995 were $12,338,706 compared to $9,508,135 for the same period in 1994, an increase of 29.8%. Total revenues for the nine months ended September 30, 1995 were $32,269,683 compared to $25,990,518 for the same period in 1994, an increase of 24.2%.

     For the three months ended September 30, 1995, total revenues include sales of $11,574,649 from the Company's latex exam glove product line sold by AHPC and $671,420 from the Playboy condom product line. Sales of exam gloves and Playboy condoms for the comparable period in 1994 were $9,409,051 and $79,650, respectively.

     For the nine months ended September 30, 1995, total revenues include glove sales of $30,337,370 and condom sales of $1,708,379. Sales of gloves and condoms for the comparable period in 1994 were $25,358,531 and $533,318, respectively.

     The increased sales volume at AHPC in both the three and nine month periods is attributable to more developed customer relationships and the fulfillment of customers' quantity requirements. The Company has increased its glove inventory levels which has allowed glove sales to increase by 23% in the third quarter of 1995 as compared to the same period in 1994.

     The increase in sales of Playboy condoms in both the three and nine month periods is attributable to the expansion of the Playboy condom distribution channels. Currently, the Company has signed distribution agreements in 18 countries compared to two agreements which were signed at September 30, 1994.

     The Company is currently in negotiation to establish Playboy condom distribution channels in Spain and Portugal and other countries in Asia and Latin America. However, there can be no assurances as to the opening or timing of these markets.

     The prices charged by MBf Health, the Company's principal glove supplier, to AHPC during the first and second quarter of 1995 were approximately 19% higher than the effective net prices charged to AHPC during the comparable periods in 1994 due to the increased prices of latex raw materials. Effective September 1, 1995, the price of latex stabilized and the Company obtained a 6% reduced purchase price from MBf Health. The new purchase price is approximately 12% higher than the comparable period in 1994. This has caused an erosion of gross profit margin on glove sales. The Company has increased its glove sales price to customers and is contemplating further sales price increases.

     The Company has increased glove inventory levels to enable the Company to meet its customer quantity requirements. During the first nine months of 1995, two of AHPC's customers accounted for approximately 49% of glove sales. The loss of either of such customers of AHPC would have an adverse material effect on the Company.

     Cost of goods sold as a percentage of sales for the three and nine month periods ended September 30, 1995 were 92.4% and 90.3%, respectively, compared to 78.3% and 80.8% respectively, for the comparable period in 1994. The increase in cost of sales as a percentage of sales is attributable to the higher purchase price charged by MBf Health to AHPC for latex materials coupled with the inability of AHPC due to competitive market conditions to pass on to its customers the entire price increase.

     Selling, general and administrative expenses increased from $3,559,913 for the nine months ended September 30, 1994 to $5,163,225 for the same period in 1995. The increase is attributable to higher costs associated with the introduction and launch of Playboy condoms in new and established countries, an increase in selling expenses at AHPC commensurate with its growth, and expenses associated with the Company's start up of nutritional product and vitamin lines in 1995.

     The selling, general and administrative costs decreased to $1,079,429 for the three months ended September 30, 1995 from $1,583,560 for the same period in 1994. This reduction is due to staffing cuts, the closing of the New Jersey office, and the elimination of costs associated with the nutritional business.

     In June 1995, the Company incurred a restructuring charge resulting in part from the resignation of the Chairman/CEO, President/COO, and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional products business, where sales were negligible and the entry costs were very high contributing to significant losses. Furthermore, the use of AHPC's cash flow for the nutritional products start up was limiting AHPC's ability to purchase glove inventory.

     Key components of the restructure charge were costs related to the exit of the nutritional product business and executive management changes. The charge included provisions for personnel severance and work force reductions, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring resulted in a one-time charge of $1,954,591 in the second quarter of 1995.


     Interest expense increased from $240,129 for the nine months ended September 30, 1994 to $652,366 for the same period in 1995. The increase is attributable to (i) higher levels of borrowing and debt in 1995 compared to 1994, in large part to fund expenses associated with terminated operations,
(ii) to a lesser extent, increases in the prime rate, and (iii) a $75,000 guarantee fee charged by MBf Holdings in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had a working capital surplus of $1,765,686 compared to a $1,894,333 surplus at December 31, 1994. The decrease in working capital is primarily attributable to the restructure charge incurred in the second quarter of 1995, offset by an increase in inventory levels and account receivables, and the reclassification of debt from current to long-term in accordance with the August 16, 1995 amended bank loan agreement as discussed below.

     On March 29, 1995, Bank Bumiputra Malaysia Berhad ("BBMB") modified and extended AHPC's credit lines until October 31, 1997. The credit facility of $13,000,000 was comprised of a revolving line of credit of $6,000,000, a letter of credit facility for $2,000,000, and a $5,000,000 term loan. This term loan availability expired in the second quarter 1995 as it was limited to use in connection with the acquisition of the MBf Health manufacturing facility.

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

      On August 16, 1995, the Company amended its credit facility loan agreement with BBMB which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement (i) decreases the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreases the letter of credit commitment from $1,800,000 to $1,400,000, (iii) decreases the standby letter of credit commitment from $200,000 to $100,000 and deletes the term loan commitment. It transfers $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted R.C. Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Converted R.C. Commitment portion of the amended credit note requires quarterly principal payments totaling $482,500 in 1996 and $723,750 in 1997 and therefore, the majority of the Committed R.C. Loan was reclassified to long-term debt at September 30, 1995. The Company may increase the revolving line of credit up to $2,000,000 as principal payments are made on the Converted R.C. Commitment. The Company was obligated to make a capital contribution to

AHPC in an amount sufficient to cause its net worth to be $3,000,000 which it has achieved by issuance of AHPC preferred shares to the Company in the amount of $1.2 million.

     The line of credit bears interest at three percent (3%) over prime. The entire facility, which is guaranteed by MBf Holdings, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1994, $3,175,000 of the credit line and $1,201,315 of the letter of credit facility had been utilized. At September 30, 1995, $900,000 of the credit line and $1,369,900 of the letter of credit facility had been utilized.

     In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank, Tonga in the amount of Tonga dollars T$1,000,000 or approximately US$800,000 at June 30, 1995. This facility is guaranteed by MBf Holdings, the principal shareholder of the Company. At September 30, 1995, $741,730 of the letter of credit facility has been utilized. This liability is reflected in the due to affiliate liability at September 30, 1995 since a related party relationship exists.

     On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter of credit facility bringing the total facility to T$3 million or approximately US$2.4 million.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at one and one-half percent (1.5%) over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $2.50 per share. In addition, each trust received a warrant exercisable over 5 years to purchase 75,000 shares of the Common Stock of the Company at an exercise price of $2.25 per share. At, September 30, 1995, long-term debt of $2 million is recorded from this transaction.

     Proceeds from these debentures were used to fund the Playboy condom inventory, nutritional products costs and start-up expenses associated with both products. For the nine months ended September 30, 1995, the Company incurred interest expense of approximately $190,000 on this indebtedness.

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

     The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           Exhibit 27 -- Financial Data Schedule

     (b)   Reports on Form 8-K

           A Current Report on Form 8-K dated September 29, 1995 was filed by the Company under Item 5 "Other Events."

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MBf USA, INC.
                                             an Oklahoma Corporation




Date:      November 14, 1995            By:  /s/Steven Tan
                                             Steven Tan
                                             Chief Financial Officer
171388