Form 10-K
period 1995-12-31
MBF USA INC
filed 1996-04-15
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to___

                         Commission file number 0-17458

                                 MBf USA, INC.
             (Exact name of registrant as specified in its charter)

         Maryland                                     73-1326131
   (State of incorporation)             (I.R.S. employer identification no.)

 500 Park Boulevard, Suite 1260
            Itasca, IL                               60143
(Address of principal executive offices)          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708) 285-9191

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
- -------------------                                -------------------
Common Stock, par value $0.01 per share                   None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No    .
                                               -----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on NASDAQ on March 27, 1996: $14,266,660.

    At March 27, 1996, 1,600,795 shares of the Registrant's Common Stock and 1,252,537 shares of Series A Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

                                 MBf USA, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I
- ------

    ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
    ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . .  11

PART II
- -------

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . .  13
    ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . .  15
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .  22

PART III
- --------

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . .  22
    ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . .  31
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION  . . . . . . . . . . . . . . . . . . . . . . . . . .  32
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  32


                                     PART I

ITEM 1.  BUSINESS

General

    MBf USA, Inc. (the "Company"), formerly American Drug Screens, Inc. ("ADS"), was organized February 24, 1988, under Oklahoma law as SHL, Inc. The Company was reorganized upon the acquisition of ADS on June 28, 1988, whereby ADS was merged with and into the Company, with the Company being the surviving corporation and assuming control of the ownership and operation of ADS. The name of the surviving corporation was changed to ADS on the effective date of the merger. On May 21, 1993, the Company's shareholders approved the Company's proposal to amend the Company's Certificate of Incorporation, thereby changing the name of the Company to MBf USA, Inc.

    On February 27, 1992, the Company acquired American Health Products Corporation ("AHPC") from MBf International Limited, a Hong Kong corporation ("MBf International"), which is a subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange. AHPC markets latex examination gloves, which had been manufactured by MBf Health Products Sdn. Bhd. ("MBf Health"), which was owned by MBf Holdings. In connection with the acquisition, MBf International acquired from the Company a class of securities conferring upon MBf International control of the Company.

    On August 17, 1995, MBf International executed an agreement with Perusahaan Intan Emas Sdn. Bhd. ("PIE"), for the sale of MBf Health, with an option to repurchase MBf Health. In October, 1995, PIE changed the name of the company to P.I.E. Healthcare Sdn. Bhd. ("PIE Healthcare"). The Company has a long-term supply agreement with PIE Healthcare.

    In June, 1995, the Company incurred a restructuring charge resulting, in part, from the costs associated with the resignation of its Chairman/CEO, President/COO, and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional products business, where sales were negligible and entry costs were very high, contributing to significant losses. Furthermore, the use of AHPC's cash flow for the nutritional products start-up was limiting AHPC's ability to purchase glove inventory.

    Key components of the restructuring were costs related to the Company's exit from the nutritional product business and executive management changes. The restructuring included provisions for personnel severance and work force reductions associated with the closing of the New Jersey executive office, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring resulted in a one-time charge of $1,808,757 in the second quarter of 1995.

    Due to the restructuring and operating losses incurred through the second quarter of 1995, a deficiency in the Company's capital and surplus of approximately $1,380,000 was created. The Nasdaq Stock Market, Inc. notified the Company of the deficiency in August 1995. To enable the Company to cure the deficiency, the following transactions were effected in October 1995:

1. MBf International loaned $1,200,000 to the Company to pay for AHPC 7% Cumulative Preferred Stock having a value of $1,200,000 which the Company had previously purchased effective as of September 29, 1995. MBf International agreed to accept shares of the Company's Common Stock having a value of $1,200,000 in satisfaction of the Company's indebtedness to MBf International, which transaction was effective as of October 30, 1995. As a result, the Company's shareholders' equity increased by $1,200,000 from this transaction.

2. The Company entered into and closed a Stock Acquisition Agreement with MBf International dated as of October 31, 1995, whereby MBf
    International exchanged its beneficial interest in 1,365 shares of common stock (par value equivalent to $1,000 US Dollars each) of PT MBf Buana Multicorpora ("PT Buana"), which represents a 70% majority interest in the outstanding common stock of PT Buana, and a non-interest bearing demand note in the principal amount of $737,769 ("Note") for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. The Note is guaranteed by MBf Holdings. Because of this transaction, the Company's shareholders' equity increased by $1,096,855, and the Company is a majority shareholder of PT Buana, an Indonesian latex glove manufacturer which will provide powdered gloves to AHPC in 1996 when operations commence.


    On December 11, 1995, the Company's shareholders approved the reincorporation of the Company as a Maryland corporation by merger of the Company into a newly formed, wholly-owned subsidiary of the Company incorporated in Maryland. In connection with the reincorporation, the Board of Directors approved and the Company effected a 10-for-1 reverse stock split of its Series A Common Stock and Common Stock. As a result, each shareholder is entitled to receive one share of Series A Common Stock or Common Stock of the Company's successor, a Maryland corporation, subsequent to the merger, for every 10 shares of Series A Common Stock or Common Stock, respectively, currently held by such shareholder.

    All shares and per share information noted gives retroactive effect to the 10-for-1 reverse stock split which occurred on December 18, 1995. At December 31, 1995, MBf International owned approximately 62% of the Company.

LATEX GLOVE PRODUCTS

    Through its subsidiary, AHPC, the Company markets non-sterile, ambidextrous latex and vinyl examination gloves used primarily in the health care industry. Gloves marketed by AHPC are manufactured primarily by PIE Healthcare and other third parties. Gloves are marketed by AHPC under the brand names "Glovetex(R)" and "DermaSafe(R)" to medical/surgical distributors, dental distributors, nursing homes and food service distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." A case of gloves, which comprises ten or 20 boxes of 100 gloves per box, is sold by AHPC to medical/surgical dealers.

    In addition to the standard examination gloves, AHPC distributes other product lines which include hypoallergenic gloves, powder-free gloves, and vinyl examination gloves. In 1991, MBf Health, now known as PIE Healthcare, obtained United States Food and Drug Administration ("FDA") approval of its 510(k) application which entitled it to label its DermaSafe(R) gloves as "hypoallergenic." AHPC began selling the hypoallergenic DermaSafe(R) gloves in the United States in January 1992. The hypoallergenic gloves are also available to private label customers. Expansion of the product line into other latex-based products is planned, and AHPC has identified for possible introduction in the future such products as industrial gloves and other products related to infection-control.

    Manufacturing Operations. The production of examination gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia, one of the world's largest producers of rubber. Once gathered, the raw latex is sent to a centrifuge, where the latex is concentrated. PIE Healthcare, which has entered into an exclusive distributorship agreement with AHPC for the marketing and sale of powdered latex gloves produced at its facilities, purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a patented formula to enhance glove durability, elasticity and tactility. A controlled dipping process ensures consistency from batch to batch and eliminates air bubbles which can cause pinholes. The entire manufacturing process is controlled through the application of the FDA's current Good Manufacturing Practices.

    Glove-making forms, which are in five sizes and designed for the American hand, are dipped in latex compound. The forms are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

    Hypoallergenic gloves are formulated to remove certain chemical irritants and are "leached" or rinsed in a manner which removes impurities from the latex. For a glove to be labeled "hypoallergenic," it must pass the FDA's modified "Draize Test" which involves placing the latex product in contact with the skin of both humans and certain laboratory animals and measuring the reactions of the participants. In January 1991, the FDA approved the labeling of "DermaSafe(R)" gloves as being hypoallergenic.

    The plant operated by PIE Healthcare in Malaysia has the capacity to produce approximately 940,000,000 gloves per year. The PIE Healthcare plant is among the four largest plants in Malaysia. AHPC entered into a five year distribution agreement with PIE Healthcare, effective July 12, 1995, through July 11, 2000. This distribution agreement provides that AHPC will have exclusive marketing rights in North America and South America for latex gloves manufactured and supplied by PIE Healthcare. Pursuant to the agreement, PIE Healthcare must supply to

AHPC such quantity of gloves as will meet AHPC's reasonable requirements, which gloves are to be sold at prices stated in PIE Healthcare's published price list. Such prices can be adjusted by PIE Healthcare upon 30 days' prior written notice to the Company.

    The PT Buana factory had not begun production as of December 31, 1995, and is in the start-up phase of operations. Accordingly, the factory has capitalized certain start-up costs incurred and will begin amortizing these costs over a one year period when operations commence. PT Buana is designed to provide AHPC with a capacity of 600,000,000 gloves per year and increase as demand requires. The PT Buana factory is scheduled to begin production in April 1996 and is presently expanding its capacity to produce over 750,000,000 gloves per year by the end of 1996.

    Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected, and a sample of gloves from each batch is tested in the laboratory for air capacity and water-tightness.

    Gloves are packaged in tamper-proof non-fibrous boxes. The gloves are then shipped either to a warehouse in Des Plaines, Illinois, or to public warehouses located in Sparks, Nevada, Atlanta, Georgia, and Franklin, Massachusetts, where they are stored ready for delivery to medical surgical dealers.

    Suppliers. PIE Healthcare supplied approximately 70% of AHPC's latex glove inventory in 1995. In prior years, AHPC was also supplied by another Malaysian factory, MBf Rubber Products Sdn. Bhd. ("MBf Rubber"), which is a subsidiary of MBf Holdings. During February 1995, MBf Rubber ceased operations in Malaysia and is now a discontinued operation. AHPC purchases its powder-free gloves from an unrelated Malaysian factory. AHPC has entered into a supply agreement which will enable the Company to obtain the necessary inventory levels to meet customer demands for these gloves. Although the Company is currently able to meet its orders for latex gloves products, including powder-free latex gloves, the inability to supply AHPC would have a material adverse effect on the Company since there is limited manufacturing capacity from which to obtain latex gloves from other sources.

    Markets and Methods of Distribution.   AHPC markets latex gloves through a
network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors, and major retail outlets. The principal methods of marketing are trade shows, seminars, and sales representatives, as well as advertising and direct mail. In addition, AHPC employs 44 manufacturer sales representatives, a national sales manager, and an in-house sales and customer support staff.

    FDA Regulation of Latex Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the FDA. Included within such procedures are minimum testing requirements, as well as current Good Manufacturing Practices required by the FDA. In order to be labeled "hypoallergenic," latex examination gloves must meet more stringent FDA testing requirements.

    Competition. The market for latex examination gloves is highly competitive. With the discovery of the Acquired Immune Deficiency Syndrome/HIV virus ("AIDS") in the 1980's, and the perception of the latex glove as being a barrier to infection from AIDS and other communicable diseases, several companies entered the latex glove industry, many of which failed or were acquired by other companies. Further consolidation of companies in the industry may be expected to occur in the future. The primary means of competition are price, product quality, service, and the size and reliability of the manufacturer.

    Customers. During calendar 1995, two of AHPC's customers accounted for 53.6% of net sales. The loss of either of such customers of AHPC would have a materially adverse effect on the Company.

    Patents and Trademarks. MBf Rubber licensed to AHPC, pursuant to the terms of a distributorship agreement described in "Share Exchange Agreement" below, the trademarks "Glovetex" and "Dermasafe," which are trademarks registered in the United States.

    Price of Latex. For the period January 1, 1995 through April 1, 1995, the price of raw latex in the world market increased by 25 to 30%. This increase had a direct impact on the price that the Company's subsidiary, AHPC, paid for its purchases of latex gloves from its suppliers by reducing AHPC's gross margins. As a result, the Company worked toward and increased its prices charged to customers during the second half of 1995. The price of raw latex has subsided in the later half of 1995 but remains at a level higher than in 1994. Management is unable to predict whether raw latex prices will stay at these levels. Higher raw latex prices could have a materially adverse effect on the Company, should the Company be unable to continue to pass on higher prices to its customers.

LATEX CONDOM PRODUCTS

    Acquisition of Playboy(R) Condom License Rights. On December 30, 1993, the Company purchased the rights to the condom license agreement ("License Agreement") dated December 31, 1992 between Playboy Enterprises, Inc. ("PEI") and MACC Trading Limited, an affiliate of MBf Holdings (the "Purchase Agreement").

    The License Agreement as amended grants to the Company the right to sell condoms in packaging bearing the Playboy(R) name and rabbit-head logo throughout the world, excluding the United States, China and most of Western Europe, for a period of 15 years. As consideration for awarding these rights, PEI received a signing fee of $300,000 payable in 12 quarterly installments commencing on September 30, 1993, and royalties during the first three license years only, of 0% on the first $1,000,000 and 10% thereafter of net sales, with minimum guaranteed royalties of $200,000, $250,000 and $450,000 in years one, two, and three, respectively, of the agreement. The signing fee and royalty payments have been guaranteed for the first three license years by MBf Holdings. The License Agreement requires the Company to meet certain minimum net sales per country, and failing to do so, PEI may revoke the right to sell in such country or grant additional licenses to sell in such country.

    The Company agreed to pay MACC Trading Limited $1,750,000 and assume royalty and signing fee obligations to PEI amounting to $375,000 for the rights to this License Agreement and for approximately $261,000 in condom inventory. On February 18, 1994, the Company made the $600,000 down payment to MACC Trading Limited in accordance with the Purchase Agreement. A balance of $1,100,000 remains on this obligation at December 31, 1995. The balance is payable in 60 equal monthly installments of approximately $19,000, with interest on the unpaid balance at the prime rate commencing May 1, 1994. By mutual agreement, MACC Trading Limited agreed to defer the commencement of the monthly installments and the related interest thereon. In December 1994, the Company made a short term loan to MACC Trading Limited in the principal amount of $1,500,000 with interest payable at 4% over the prime rate; this loan was effectively repaid in May 1995.

    Condoms bearing the Playboy(R) brand name and rabbit-head design are sold by the Company throughout the world, excluding the United States, China and most of Western Europe, to authorized distributors of the Company who, in turn, sell and distribute the condoms at the retail level. The Company hopes to expand the sale and distribution of Playboy(R) condoms into the rest of Western Europe by the end of 1996. The Company sells the condoms to its authorized distributors in twelve packs, nine packs, six packs and three packs in "gross," consisting of 144 individual condoms. Prices may vary due to volume pricing, payment conditions, shipping location and other factors.

    Currently, the Company sells six styles of Playboy(R) brand condoms: assorted colors; lubricated; spermicidally lubricated; studded; ribbed; and ultra sensitive.

    Manufacturing Operations. MBf Personal Care Sdn Bhd. ("MBf Personal Care") currently provides the Company with all of its condom manufacturing needs. MBf Personal Care is a subsidiary of MBf Capital Berhad, a publicly traded company on the Kuala Lumpur Stock Exchange approximately 32% owned by MBf Holdings. The production of latex condoms begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia. Once gathered, the new latex is sent to a centrifuge, where the latex is concentrated. MBf Personal Care purchases the latex concentrate and has it shipped in tank trucks to its manufacturing site in Senai. There the latex concentrate is compounded using a formula designed for use on MBf Personal Care's equipment. A controlled dipping process ensures consistency from batch to batch and eliminates air bubbles which can cause pinholes. After the completion of the dipping process, each condom is then tested electronically for pinholes, leaks, thickness and durability. On a periodic basis, certain batches of condoms are additionally tested by means of air inflation and water inflation. The condoms which pass these tests are then packaged and prepared for shipment. The entire manufacturing process is controlled through the application of practices consistent with the FDA's current Good Manufacturing Practices which includes continuous quality control inspections of the production lines by trained technicians. The MBf Personal Care facility has been awarded by the Standard Industrial Research Institute of Malaysia the ISO 9002 - Model for Quality Assurance in Production and Installation. The ISO 9002 is a recognized world standard for manufacturing and quality control.

    The plant operated by MBf Personal Care in Malaysia has the capacity to produce approximately 120,000,000 condoms per year.

    Suppliers. Condoms bearing the Playboy(R) brand name and rabbit-head design marketed by the Company are manufactured by third parties, primarily MBf Personal Care, which accounts for 95% of the Company's products. The inability of MBf Personal Care to supply the Company would have a material adverse effect on the Company since the Company's gross margins would be significantly reduced if the Company had to obtain the condoms from alternative sources. However, unlike the limited capacity for the manufacture of latex gloves, there is available capacity for outsourcing latex condoms.

    Markets and Methods of Distribution. Condoms are marketed by the Company through a network of international distributors. To date, the Company has entered into distribution agreements for the sale and distribution of the condom products in 20 countries. These countries include Brazil, Chile, Colombia, Costa Rica, Ecuador, Hong Kong, Israel, Malaysia, Mexico, Pakistan, Panama, Paraguay, Peru, Portugal, Russia, Singapore, Spain, Taiwan, Uruguay and Venezuela. At December 31, 1995, the Company has not yet recorded sales to nine of these countries. The Company is currently negotiating distribution agreements for additional countries and intends to continue to expand its distribution network.

    Each authorized distributor sells and distributes the condom products throughout an identified country to consumers through normal retail channels of distribution for such country. Typically, these channels include pharmacies, supermarkets, chain stores and hypermarkets.

    Regulation of Latex Condom Products. The Company works closely with each distributor in each country to obtain governmental approval, if necessary, indicating that the Playboy(R) brand condom meets the quality control procedures for the manufacture of latex condoms and quality specification standards for condoms as determined by each such country. To date, the Company has obtained or is in the process of obtaining the necessary approvals and has met the specification standards for latex condom products in each country wherein the Playboy(R) brand condom is distributed.

    Competition. The market for latex condoms in international markets is highly competitive. With the discovery of AIDS in the 1980's coupled with the lack of sufficient distribution of quality condom products in many countries, and the perception of the latex condom as being a barrier to infection from AIDS and other communicable diseases, the market is expanding and the number of manufacturers of condoms is increasing. Competitive differences are based on price, product quality, and brand positioning.

    Customers. During fiscal 1995, there were no significant customers of the latex condom products, the loss of which would have a material adverse effect on the Company.

    Trademarks. The Company's ability to distribute and sell condoms bearing the Playboy(R) trademark and rabbit-head logo in each country throughout the world, excluding the United States, China and most of Western Europe, requires that PEI first obtain the right to those trademarks in such countries. Although the Company cannot enter certain markets until these rights have been secured and obtained by PEI, the Company is confident that it will be able to distribute and sell the condoms in most of the countries included in its territory.

NUTRITIONAL SUPPLEMENT PRODUCTS

    During the third quarter of 1994, the Company began developing a new product line consisting of nutritional supplements to be sold in the United States. In the second quarter of 1995, the Company exited the nutritional product business where sales were negligible, and entry costs were very high, which contributed to significant losses. The exit of this business was part of a $1,800,000 restructure charge incurred in June 1995.

EMPLOYEES

    As of March 25, 1995, the Company employed seven full-time employees, including two executive officers, and AHPC employed 22 full-time employees. AHPC also uses the services of 44 manufacturer sales representatives which do not work exclusively with AHPC and which are paid on a commission basis. Neither the Company's nor AHPC's employees are represented by a collective bargaining unit. The Company considers relations with its employees to be good.

LABORATORY SPECIALISTS, INC.

        Pursuant to the terms of a stock exchange agreement dated as of February 23, 1994 ("LSI Agreement"), the Company completed the sale of 80% of its wholly owned subsidiary, Laboratory Specialists, Inc. ("LSI"), to its president for approximately $1,500,000 million, comprised of cash, notes and 130,000 shares of the Company's Common Stock. LSI is in the business of providing drug testing services. In addition, the Company transferred to LSI all of the Company's rights to the AWARE home drug testing kit ("AWARE") which received limited "in medical offices only" prescription approval by the FDA in January 1994. The Company will receive royalties on any AWARE product sales for a period of five years, and through December 31, 1995. No royalties have been earned by the Company. As a result of this transaction, the Company is no longer in the drug testing business.

INVESTMENT IN LSAI

    Pursuant to the terms of a stock exchange agreement dated as of July 12, 1994 ("LSAI Agreement"), the Company exchanged 706,244 shares of the preferred stock of LSI (valued at $706,244) for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI") contingent upon LSAI successfully completing its initial public offering ("IPO"). In September 1994, LSAI successfully completed its IPO and currently sells under the symbol ("LABZ") on the Nasdaq SmallCap Market. The Company has agreed not to sell any of its shares of LSAI stock prior to July 8, 1996 without the prior consent of

LSAI and certain of its officers and directors. Thereafter, these shares of common stock will be eligible for sale under Rule 144 of the Securities Act of 1933, as amended. As a result of this transaction, the Company is no longer a shareholder of LSI.

    See Note 2 of the Notes to Consolidated Financial Statements for additional information concerning LSI.

DISCONTINUED SUBSIDIARY

      During 1995, the Company eliminated its investment in the net assets of a discontinued subsidiary, Disposable Garments Inc. ("DGI"), as a result of sales of inventory and the collection of outstanding trade receivables of such discontinued subsidiary. As a result, the Company's investment in the subsidiary was reduced from $209,111 at December 31, 1994 to $0 at December 31, 1995 and the Company recorded a loss of approximately $67,700 at December 31, 1995 on the sale of these assets.

SHARE EXCHANGE AGREEMENT

    On February 27, 1992, the Company consummated the transactions contemplated by the amended share exchange agreement (the "Share Exchange Agreement") with MBf International. The Share Exchange Agreement provided for the following series of integrated transactions: (a) the acquisition by MBf America, Inc., an Oklahoma corporation and a wholly owned subsidiary of the Company, and all of the issued and outstanding shares of common stock of AHPC, in exchange for 1,252,537 shares of the Company's Series A Common Stock, $.01 par value
("Series A Common Stock"); (b) the authorization of an additional 2,000,000 shares of the Company's Common Stock, par value $.01 ("Common Stock"), and the authorization of 1,252,537 shares of Series A Common Stock; (c) the restructuring of the Board of Directors by creating two classes of directors, both of which are elected annually and one of which has special voting and other rights in certain circumstances, as provided in the Share Exchange Agreement; and (d) the execution of certain employment agreements. As a result of such acquisition, MBf International acquired control of the Company by virtue of the issuance of 1,252,537 shares of the Series A Common Stock.

    As of March 26, 1996, the shares of Series A Convertible Common Stock issued to MBf International were approximately 44% of the total issued and outstanding shares of Series A Common Stock and Common Stock. Such shares upon conversion (when coupled with the shares of Common Stock already owned by MBf International), will represent a total ownership of the Company to MBf International of approximately 62% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

    As an integral component of the Share Exchange Agreement, AHPC, MBf Health (now known as PIE Healthcare), and MBf Rubber, now a discontinued operation, entered into a non-assignable distributorship agreement (the "Distributorship Agreement"). The Distributorship Agreement provided that AHPC will have exclusive marketing rights in North America and South America for latex gloves manufactured and supplied by MBf Health.

The Company entered into a new five year Distribution Agreement with MBf Health, effective July 12, 1995, through July 11, 2000, which supersedes the Distribution Agreement dated February 27, 1992.

ITEM 2.     PROPERTIES

    On April 1, 1995, the Company's executive offices were re-located to One Parker Plaza, Fort Lee, New Jersey. On April 1, 1995, the Company entered into a new five year lease for this location with an annual lease cost of approximately $75,000 per year. During June 1995, the Company closed the New Jersey office as part of the restructuring which took place in the second quarter of 1995. The Company entered into a sublease agreement for the New Jersey office space for the remaining lease term at the identical cost as the April 1, 1995 lease agreement.

    On March 11, 1995, AHPC moved its administrative and corporate offices from the Des Plaines, Illinois facility to a 7,630 foot facility in Itasca, Illinois. The lease for this location is for a period of five years and commenced on March 1, 1995. The yearly lease cost is approximately $139,300 in year one, with annual increases of approximately 3% for years two through five. This corporate office in Illinois became the Company's executive office effective June 1995.

    Under the Company's lease agreement dated February 1993, for approximately 4,000 square feet of space at 5100 Town Center Circle, Boca Raton, Florida, the Company is obligated for a five year term at an approximate annual rental of $70,000 per year. Accordingly, in connection with the relocation of the Company's executive offices from Boca Raton, Florida, to Fort Lee, New Jersey, on March 1, 1994, the Company entered into a two year sublease on that space for approximately $62,000 per year with a three-year renewal option at $70,000 per year. The Company was notified in accordance with the sublease agreement that the sublease tenant will not be renewing their option and will vacate on March 31, 1996. Based on the quality of the location and the extent of activity in Boca Raton, the Company believes it can re-sublet the location in 1996.

    AHPC's warehouse operations are housed in a 22,000 square-foot facility in Des Plaines, Illinois. The lease for this location is for a period of five years and commenced April 1, 1993. The yearly cost of the lease is approximately $116,500 in year one, with annual increases of approximately 3% for years two through five. In addition, AHPC uses public warehouse facilities in Sparks, Nevada, Atlanta, Georgia, and Franklin, Massachusetts, as needed. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

    The Company considers all existing space sufficient, but may search for a larger warehouse facility in the Midwest to reduce its warehousing costs and provide additional space should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

    AHPC was named as a defendant in October 1993, but has not yet been served, in an action commenced in the Superior Court of the State of California, County of Sacramento, by Kathleen Kennedy and Sharon Tryon, Plaintiffs, against several manufacturers and distributors of latex products. The complaint alleges damages associated with the use of latex protective gloves. AHPC received notice of the claim from one of its customers which tendered the defense and indemnity of the action of AHPC pursuant to the terms of a Purchasing Agreement and Trademark Licensing Agreement. AHPC referred this matter to its insurance carrier in 1993.

    During 1995, AHPC was named in two additional class action lawsuits. In March 1995, AHPC was named as a defendant in an action commenced in the Circuit Court of Milwaukee County, Milwaukee, Wisconsin by Linda Green et al. Plaintiffs, against several manufacturers and distributors of latex examination gloves. In April 1995, AHPC was named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Philadelphia, PA, by Garth Borel et al, Plaintiff, against several distributors of latex examination gloves. Both these cases have unspecified amounts claimed and have been referred to AHPC's insurance carrier.

    In January 1996, AHPC settled a lawsuit which was filed in 1995, for a nominal amount. In February 1996, AHPC was notified of a lawsuit which was filed in the Superior Court of the State of California, County of Riverside by Kelly Morson, individual Plaintiff, against several manufacturers and distributors of latex examination gloves. The amount of damage claimed is unspecified and AHPC has referred this matter to its insurance carrier.

     In any event, because the Company carries product liability insurance of $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited. However, it is not feasible to predict the ultimate outcome of litigation, and should ultimate resolution of such litigation result in judgments or settlements in excess of the Company's product liability coverage, or should the Company's insurers deny coverage or otherwise fail to cover such claims, the impact of such an outcome could have a material, adverse impact against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Shareholders of the Company was held on December 11, 1995. The purpose of the Annual Meeting was to consider the vote on the following matters:

    1. To elect six Class A directors and two Class B directors to hold office until the next annual meeting of Shareholders or otherwise as provided in the Company's By-Laws.

                                    Nominees

                               Tan Sri Dato Loy
                                  Teik Hok Loy
                                 Heng Sewn Loi
                               Edward J. Marteka
                               George Jeff Mennen
                                Cheng Soon Teoh
                               Robert J. Simmons
                                Daniel Arnwine

             Each of the nominees for director received the following number of votes:


                For                                 1,978,543
                Against                                10,975
                Non-votes                             863,814


    2. To consider and vote on a proposal to reincorporate the Company as a Maryland corporation by merger of the Company into a newly formed wholly owned subsidiary of the Company incorporated in Maryland.

             The vote of the Shareholders was as follows:

                For                           1,978,543
                Against                           3,070
                Abstentions                       5,200
                Non-votes                       863,814

    3. To concur in the selection of Arthur Andersen LLP independent auditor for the fiscal year ending December 31, 1995.

             The vote of the Shareholders was as follows:


                For                           1,971,731
                Against                          13,273
                Abstentions                       4,514
                Non-votes                       863,814

    All of the above matters were approved by the Shareholders. There were no other matters voted on at the meeting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol "MBFA." The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.

                                                      COMMON STOCK

  FISCAL YEAR ENDED:
  DECEMBER 31, 1994                             HIGH                    LOW
  -----------------                             ----                    ---
 First quarter . . . . . . . . .              13-1/8                  8-3/4

 Second quarter  . . . . . . . .            17-13/16               10-15/16

 Third quarter . . . . . . . . .              16-7/8                 13-1/8

 Fourth quarter  . . . . . . . .              23-1/8               14-11/16

  DECEMBER 31, 1995
  -----------------

 First quarter . . . . . . . . .              17-1/2                 11-7/8

 Second quarter  . . . . . . . .              11-7/8                  8-1/8

 Third quarter . . . . . . . . .               9-3/8                  7-1/2

 Fourth quarter  . . . . . . . .             7-13/16                  2-5/8

    There were 399 record holders of Common Stock as of April 12, 1996. The Company believes that there are an additional approximately 2,200 holders whose stock is held in "street name."

    The Company has not paid a dividend with respect to the Common Stock. The Company expects to reinvest its earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

    All share and per share data information contained in this Annual Report gives retroactive effect for the 10-for-1 reverse stock split which occurred on December 18, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for the calendar years ended December 31, 1995, 1994, and 1993 have been derived from the Company's consolidated financial statements, which were audited by Arthur Andersen LLP, independent public accountants. The date should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                    MBF USA, INC.
                                                                 FOR THE YEAR ENDED

Statement of Operations Data:                      Dec. 31, 1995        Dec. 31, 1994         Dec. 31, 1993
                                                   -------------        -------------         -------------
Product Sales . . . . . . . . . . . . . . .          $42,991,150          $35,060,421           $31,241,073

Cost of Goods Sold  . . . . . . . . . . . .           37,307,061           27,797,798            26,543,652

Gross Profit  . . . . . . . . . . . . . . .            5,684,089            7,262,623             4,697,421

Operating Expenses  . . . . . . . . . . . .            8,936,805            7,380,227             5,915,411

Restructure Charge  . . . . . . . . . . . .            1,808,757             -                      -

Other Income  . . . . . . . . . . . . . . .              266,975                                     88,153
                                                                              947,641
Income from Investment in Subsidiary  . . .
                                                         -                     79,374                73,267

Loss from Minority Interest in Subsidiary .
                                                         (2,174)            -                       -

Income (Loss) from Discontinued Operations              (67,732)               91,119             (354,259)

Net Income (Loss)   . . . . . . . . . . . .          (4,864,404)            1,000,530           (1,410,829)


Per Share Data:

Net Income (Loss) Per Share . . . . . . . .               (2.00)                  .41                 (.59)


Balance Sheet Data (End of Period):

Total Assets  . . . . . . . . . . . . . . .           26,373,204           18,493,771            17,600,575

Long-term Liabilities . . . . . . . . . . .           11,442,500            3,065,232             1,108,330

Total Shareholders' Equity  . . . . . . . .            1,319,661            3,911,116             3,742,141



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the international marketing and distribution of Playboy(R) brand latex, condoms after acquiring the Playboy license rights on December 30, 1993. The sales of condoms is a small portion of total product sales due to the short period the Company has been in this business, which commenced in 1994. The Company's subsidiary, AHPC, is engaged in the marketing and distribution of latex examination gloves in the United States. AHPC's gloves sales make up the vast majority of product sales and AHPC has been in business since its incorporation in January 1989. The Company and AHPC both recorded record product sales in 1995 with increases of 174% and 19.3%, respectively.

    PT Buana was incorporated in Indonesia on October 17, 1994, and has not yet begun operations at December 31, 1995. Since the Company acquired a 70% interest in PT Buana on October 31, 1995, and due to the start-up nature of the factory, certain start-up costs have been capitalized until operations begin and will be amortized over a one year period. The Company anticipates that PT Buana's production of latex examination gloves will begin in April 1996.

    This analysis of the results of operations and financial condition of the Company should be viewed in conjunction with the financial statements and other information concerning the Company included throughout this Annual Report. The consolidated financial statements for the twelve months ended December 31, 1995 and December 31, 1994 include the results of operations and statements of cash flows of MBf USA, Inc., AHPC, Premier Latex Inc. (currently inactive), PT Buana (currently in the start-up phase of operation) and the discontinued operation of DGI.

RESULTS OF OPERATIONS

    Fiscal 1995 compared to Fiscal 1994. Results of operations do not include shipments made by MBf Health, now known as PIE Healthcare, and MBf Rubber, now a discontinued operation, directly to customers in the United States. Direct sales for fiscal 1995 and 1994 were $0 and $774,360, respectively. AHPC derived commission income on such sales of $10,872 in fiscal 1994, and did not receive any commission income in 1995. On May 1, 1994, the MBf glove factories discontinued direct glove shipments. The results of operations for 1995 and 1994 exclude the revenues and expenses of the discontinued operations of DGI and the investment in LSAI, which are reflected as separate line items in the consolidated statements of operations.

    Total revenues for the year ended December 31, 1995 were $43,258,125 compared to $36,008,062 in 1994, an increase of 20.1%. 1995 revenues consisted of product sales of $40,913,054 from the Company's latex gloves product line sold by the Company's subsidiary, AHPC, representing a 19.3% glove sales increase over the prior year, and $2,078,096 from the Playboy(R) condom product line, representing a 174% increase in condom sales over the prior year. Revenues in 1994 for examination glove sales were $34,301,736, of which $758,685 was provided the Playboy(R) condoms product lines which were newly introduced in 1994. The PT Buana factory had no product sales in 1995 due to its start-up nature.

    In 1994, the Company received $350,000 in consulting income from MACC Trading Limited and $450,000 in initial signing fees from MBf Personal Care for the production rights for the Playboy(R) condoms. The Company did not receive any income of this nature in 1995.

    Cost of goods sold for fiscal 1995 as a percentage of total product sales was 86.8% compared to 79.3% in 1994. This increase is attributable to (i) an increase in the cost of sales at AHPC from 80.0% in 1994 to 88.3% in 1995 and to a lesser extent (ii) the inclusion of $2,078,096 in Playboy(R) condom sales with a corresponding cost of sales of 56.4% in 1995 compared to 54.1% in 1994.

    The increase in the cost of goods sold at AHPC from 1995 to 1994 is attributable to (i) a 30% increase in the price of raw material latex in 1995 and (ii) the elimination in 1994 of any purchase allowance credits from MBf Health, which were significant in 1994. During the first quarter of 1995, there was a significant increase in the price of latex, the main component of latex gloves sold by AHPC. The increased price of raw material latex had a direct effect on the increase in cost of goods sold and corresponding lower profit margins. The Company implemented latex examination glove price increases to its customers in 1995 due to the higher purchase prices incurred throughout 1995. In 1995, AHPC no longer received any purchase allowance credits which were given in 1994 in accordance with the earnings requirement as stipulated in the Share Exchange Agreement.

    In addition, the Company intends to expand its distribution of Playboy(R)
condoms.   During 1995, the Company began to market Playboy(R) condoms in the countries of Malaysia, Mexico, Pakistan, Peru, Portugal, Russia, and Venezuela. In 1996, the Company is working toward and plans to expand Playboy(R) condom sales into Australia, Bolivia, Cambodia, Fiji, Greece, India, Japan, Thailand, Vietnam, and other European Economic Community countries. The Company believes, but can provide no assurances, that the Playboy(R) condom segment will be profitable (see Item 1. Business-Latex Condom Products).

    Selling, general and administrative expense increased from $6,890,147 in 1994 to $7,898,929 in 1995. The increase in overhead is attributable to (i) higher overhead levels at AHPC associated with the increase in sales, (ii) higher costs related to the introduction, launching, and advertising associated with the Playboy(R) condoms, and (iii) the start-up expenses incurred in the first quarter of 1995 associated with the development of a line of nutritional products. The Company exited the nutritional products business in June 1995 and the Premier(TM) condoms business was stalled in June 1995 as the Company began focusing on the sale of Playboy(R) brand condoms.

    The Company incurred a restructure charge in the second quarter of 1995 which amounted to $1,808,757. The key components of the restructure charge were costs related to the exit of the Company from the nutritional product business, executive management personnel severance, and the closing of the executive office in New Jersey. The charge includes provisions for work force reductions, relocation and related costs, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure.

    Interest expense increased from $305,295 in 1994 to $822,844 in 1995. The increase is attributable to higher levels of borrowing to increase the glove and condom businesses, fund expenses associated with the restructure charge, the start-up costs of the nutritional products business, and to a lesser degree, an increase in the prime rate in 1995.

    On January 1, 1993 the Company adopted the Statement of Financial Accounting Standards 109 "Accounting for Income Taxes" ("SFAS") which replaced earlier standards and changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. At December 31, 1995, the Company had a net operating loss carry-forward ("NOL") of approximately $4,900,000. In accordance with federal tax regulation, usage of the NOL is subject to limitation in future years if certain ownership changes occur.

    For the year ended December 31, 1995, the Company incurred a net loss of ($4,864,404) compared to net income of $1,000,530 for the year ended December 31, 1994. This decrease in income is attributable to the (i) increased cost of goods sold from the purchase of latex gloves, (ii) the elimination of consulting income and fees from affiliates, (iii) the loss from discontinued operations, (iv) the advertising and royalty expenses associated with the introduction, launching and marketing of the Playboy(R) condom line in several countries, and (v) the restructure charge which occurred in the second quarter of 1995.

    Fiscal 1994 compared to Fiscal 1993. Results of operations do not include shipments made by MBf Health (now known as PIE Healthcare) and MBf Rubber (now a discontinued operation) directly to customers in the United States. Direct sales for fiscal 1994 and 1993 were $774,360 and $5,006,005, respectively. AHPC derived commission income on such sales of $10,872 in fiscal 1994, compared to $64,617 for the same period in 1993. On May 1, 1994, the MBf glove factories discontinued direct glove shipments due to declining profitability. The results of operations for 1994 and 1993 exclude the revenues and expenses of the discontinued operations of DGI and the investment in LSI (now known as LSAI).

    Total revenues for the fiscal year ended December 31, 1994 were $36,008,062 compared to $31,329,226 in 1993. 1994 revenues consisted of $34,301,736 from the Company's latex gloves product line sold by the Company's subsidiary, AHPC, and $758,685 from the newly introduced Playboy(R) condom product line.
Revenues in 1993 for latex gloves were $31,241,073. Because the Playboy(R) condoms product line was introduced in fiscal 1994, there were no revenues in 1993.

    In 1994, the Company received $350,000 in consulting income from MACC Trading Limited and $450,000 in initial signing fees from MBf Personal Care related to the grant of manufacturing rights to the Playboy(R) condom line. This type of income was not earned in 1993.

    Cost of goods sold for fiscal 1994 as a percentage of total revenues, excluding commissions, interest and other income, was 79.3% compared to 84.9% in 1993. This decrease is attributable to (i) a reduction in the cost of sales at AHPC from 84.9% in 1993 to 80.0% in 1994 and (ii) the inclusion of $758,685 in Playboy(R) condom sales with a corresponding cost of sales of 54.1% in 1994 compared to no cost of sales in 1993.

    The decrease in the cost of sales at AHPC from 1994 to 1993 is attributable to purchase allowance credits from MBf Health which were significantly higher than historical levels. After December 31, 1994, AHPC no longer received a purchase allowance. During the first quarter of 1995, there was a significant increase in the price of latex, the main component of latex gloves sold by AHPC. The Company was negotiating with the MBf glove factories for a lower purchase price, seeking alternative suppliers for a portion of its inventory due to production problems at MBf Rubber, and worked toward implementing price increases to its customers. This strategy was intended to enable AHPC to continue its growth while maintaining gross margin percentages at historic levels.

    In addition, the Company intended to expand its distribution of Playboy(R)
condoms.   Since December 31, 1994, the Company has begun marketing Playboy(R)
condoms in the countries of Brazil, Hong Kong, Pakistan, Peru, and Russia.

    Selling, general and administrative expense increased from $5,291,023 in 1993 to $6,890,147 in 1994. The increase in overhead is attributable to (i) higher overhead levels at AHPC associated with increased sales, (ii) start-up expenses associated with the Playboy(R) condom division, (iii) start-up expenses associated with the development of a line of nutritional products, and
(iv) start-up expenses associated with the launch of the Premier(TM) condoms and the line of retail latex glove products.

    Interest expense decreased from $377,522 in 1993 to $305,295 in 1994. The decrease is attributable to reduced interest from affiliates offset by higher levels of borrowing and decreases in the prime rate in 1994 compared to 1993.

    On January 1, 1993 the Company adopted the Statement of Financial Accounting Standards 109 "Accounting for Income Taxes" ("SFAS") which replaced earlier standards and changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. At December 31, 1994, the Company had a net operating loss carry-forward ("NOL") of approximately $1,300,000. In accordance with federal tax regulation, usage of the NOL is subject to limitation in future years if certain ownership changes occur.

    For the fiscal year ended December 31, 1994, the net income of the Company was $1,000,530 compared to a loss of ($1,410,829) for the period ended December 31, 1993. This increase is attributable to increased revenues from the sale of latex gloves, consulting income and fees from affiliates, income from discontinued operations offset by start-up expenses associated with the introduction of the Playboy(R) condom line.

SEGMENT INFORMATION

    1995.    At December 31, 1995, the Company was engaged solely in the latex infection control industry segment consisting of latex examination gloves sales and latex condom sales. Due to the Company's majority interest in the Indonesian glove factory, PT Buana, the Company will also be in the manufacturing of latex examination gloves business. PT Buana will supply product to AHPC and, at December 31, 1995, was in the start-up phase of operations, with plans to begin shipping product in April 1996. The Company had entered the start-up of a nutritional vitamin business and subsequently exited in June 1995, with the cost of such exit comprising a part of the restructuring charge which was incurred at that time. In 1995, the Company liquidated the remaining assets of its wholly owned subsidiary, Disposable Garments Inc. ("DGI"), a discontinued operation, which had discontinued operations in December 1993.

    1994. During the fiscal year 1994, as a result of agreements made during 1993, the Company discontinued operations in the disposable garment and drug testing services segments. In 1993 and 1992, the Company was engaged in three industry segments: latex infection control products, disposable garments and drug testing services. As a result, the financial statements presented for the year ended December 31, 1994 reflect revenues and expenses derived solely from the latex infection control segment of the Company and AHPC.

    1993. During fiscal 1993, the Company was engaged in three industry segments: latex infection control products; disposable garments; and drug testing services. In December 1993, the Company discontinued operations in the disposable garments segment of its business by adopting a plan to liquidate its wholly-owned subsidiary Disposable Garments Inc., and discontinued operation of its drug testing segment by signing a definitive agreement in February 1994 to sell Laboratory Specialists Inc. As a result, the financial statements presented for the year ended December 31, 1993 were restated to reflect only the revenues and expenses of the latex infection control segment of AHPC and Premier.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company had a working capital surplus of $2,585,232 compared to a working capital surplus of $1,894,333 at December 31, 1994. The increase is primarily attributable to the restructuring of the bank debt as discussed below, increases in inventories and accounts receivables, and an increase in bank letters of credits utilized, offset by a net loss of ($4,864,404).

    On March 29, 1995, Bank Bumiputra Malaysia Berhad ("BBMB") modified and extended AHPC's credit lines until October 31, 1997. The credit facility of $13,000,000 was comprised of a revolving line of credit of $6,000,000, a letter of credit facility for $2,000,000, and a $5,000,000 term loan. This term loan availability expired in the second quarter of 1995 as it was limited to use in connection with the acquisition of the MBf Health manufacturing facility.

    Due to losses incurred at AHPC for the quarter ended March 31, 1995, AHPC was in violation of its minimum net worth covenant of the BBMB loan at March 31, 1995. At June 30, 1995, AHPC was in violation of additional BBMB financial covenants including its minimum net worth, interest coverage ratio, leverage ratio, and fixed charge leverage ratio. Due to these financial covenant violations, BBMB suspended additional borrowing and letter of credit financing with AHPC during June 1995.

    On August 16, 1995, the Company amended its credit facility loan agreement with BBMB which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement (i) decreased the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreased the letter of credit commitment from $1,800,000 to $1,400,000, (iii) decreased the standby letter of credit commitment from $200,000 to $100,000, and (iv) deleted the term loan commitment. It transferred $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted R.C. Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Converted R.C. Commitment portion of the amended credit note requires quarterly principal payments totaling $482,500 in 1996 and $723,750 in 1997 and, therefore, the majority of the Committed R.C. Loan was reclassified to long-term debt at December 31, 1995. The Company may increase the revolving line of credit or letter of credit facility by up to $2,000,000 as principal payments are made on the Converted R.C. Commitment.

    The Company was obligated to make a capital contribution to AHPC in an amount sufficient to cause its net worth to be a minimum of $3,000,000, which it achieved by issuance of AHPC preferred shares to the Company in the amount of $1,200,000.

    The line of credit bears interest at 3% over prime. The entire facility, which is guaranteed by MBf Holdings, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1995, $1,500,000 of the credit line and $993,500 of the letter of credit facility had been utilized.

    In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank of Tonga, a subsidiary of MBf Holdings, in the amount of Tonga dollars T$1,000,000 or approximately US$800,000 at June 30, 1995.
This unsecured facility is guaranteed by MBf Holdings, the principal shareholder of the Company. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2,000,000 letter of credit facility bringing the total facility to T$3,000,000 or approximately US$2,000,000. At December 31, 1995, US$1,307,135 of the letter of credit facility had been utilized.

    In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.50 per share. At December 31, 1995, long-term debt of $2,000,000 was outstanding as a result of this transaction.

    Proceeds from these debentures were used to fund the Playboy condom inventory, nutritional products costs and start-up expenses associated with both products. For the year ended December 31, 1995, the Company incurred interest expense of approximately $230,000 on this indebtedness.

    In December 1994, the Company loaned to an affiliate, MACC Trading Limited, on a short term basis, the principal amount of $1,500,000. This loan was secured by the Company's obligation to MACC Trading Limited under the parties' December 30, 1993 purchase agreement for the acquisition by the Company of the Playboy condom license rights from the MACC Trading Limited. This loan bore interest at the rate of 4% over prime. On May 5, 1995, the Company and MBf Holdings (the parent company of MACC Trading) entered into an agreement allowing the Company's subsidiary, AHPC, to offset the MACC Trading receivable along with the accrued interest thereon ($1,572,688) against the trade payable balance owed by AHPC to MBf Health. Therefore, the $1,500,000 receivable from MACC Trading was considered as effectively paid on May 5, 1995.

    The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of MBf, USA, Inc." on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The executive officers of the Company are as follows:

Name                                  Age                   Position
- ----                                  ---                   --------
Heng Sewn Loi                          36                Chairman and
                                                           Chief Executive Officer
Edward J. Marteka                      58                President
Stephen Tan                            40                Chief Financial Officer,
                                                           Treasurer and Secretary
Robert C. Carter                       34                Assistant Secretary

Biographies for Messrs. Loi, Marteka, Tan and Carter are included below.

    The directors of the Company consisting of eight Class A Directors and two Class B Directors are as follows:

Class A Directors

                                                         Director
Name                                  Age                 Since
- ----                                  ---                --------
Tan Sri Dato (Dr.) Hean Heong Loy     60                 1992
Teik Hok Loy                          31                 1993
Heng Sewn Loi                         36                 1993
Edward J. Marteka                     58                 1995
George Jeff Mennen                    54                 1994
Cheng Soon Teoh                       51                 1995

Class B Directors
- -----------------

Name
- ----
Robert J. Simmons                     52                 1995
Donald Arnwine                        63                 1995

    The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

    Tan Sri Dato (Dr.) Hean Heong Loy, a former Chairman of the Board of Directors, was elected to the Board of Directors on February 27, 1992. On December 17, 1993, he resigned as Chairman of the Board but continues to serve as a director of the Company. He has served in various capacities with MBf Holdings Berhad ("MBf Holdings") since 1963 and currently is the President and Chief Executive Officer of MBf Holdings. He has served as Chairman of the Board of Directors of MBf International Limited since May 1991. Tan Sri Dato Loy also serves on the Board of Directors of MasterCard International. Tan Sri Dato Loy was made a Justice of the Peace, an honorary title, by the late Sultan of Perak for his contributions to the nation of Malaysia, and in the same year was conferred the award of the honorary title "Dato Paduka Mahkota Johor" by the late Sultan of Johor. On June 6, 1992, the additional title "Tan Sri" was conferred upon him.

    Teik Hok Loy was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and currently serves in the position of Alternate to the President and Chief Executive Officer of MBf Holdings. He also serves as a director of MBf Holdings. Teik Hok Loy is the son of Tan Sri Dato Loy.

    Heng Sewn Loi was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and previously served as President of its manufacturing division. On September 1, 1995 he was appointed as Chairman of MBf USA, Inc., and is currently based in the United States to undertake this role.

    Edward J. Marteka has been the President and Director of the Company's subsidiary, American Health Products Corporation ("AHPC") since its incorporation in 1989. In May 1995, Mr. Marteka was appointed to the Board of Directors and President of MBf USA, Inc. Mr. Marteka is responsible for the overall operations of AHPC and MBf USA, Inc. Mr. Marteka had held various positions with Baxter Healthcare Corporation, and served as Vice President of its International Division.

    Cheng Soon Teoh was elected to the Board of Directors in 1995. He currently serves as the Senior Vice President, Mergers and Acquisitions of MBf Holdings. Prior to this, Mr. Teoh was employed with the Central Bank of Malaysia for 17 years and held directorships with several other companies.

    George Jeff Mennen was elected to the Board of Directors on October 12, 1994. Mr. Mennen heads the G.J. Mennen Group, a consulting firm specializing in family owned businesses. Mr. Mennen had a distinguished career at The Mennen Company including being the Vice Chairman of that company. The Mennen Company was founded by Mr. Mennen's great grandfather in 1878 and remained privately owned until it was sold in 1992 to Colgate-Palmolive.

    Robert J. Simmons was elected to the Board of Directors in December 1995. He is currently President of RJS Healthcare, Inc., a healthcare consulting company, founded in 1990. He served as Executive Vice President at Baxter International, Inc., from 1987 until founding RJS in 1990. Mr. Simmons joined Baxter after serving over 20 years at American Hospital Supply Corporation. His last position at American Hospital Supply was Vice President of Corporate Marketing.

    Donald Arnwine was elected to the Board of Directors in December 1995. He is currently President of Arnwine Associates, a company he founded in 1989 to provide specialized advisory services to the health care industry. From 1961 to 1972, Mr. Arnwine served as Director of the Hospital at the University of Colorado Medical Center. From 1972 to 1982, he served as President and CEO of the Charleston Area Medical Center. In 1982, Mr. Arnwine became President and CEO of Voluntary Hospitals of America and was named its Chairman and CEO in 1985, in which capacity he served until founding Arnwine Associates.

    Stephen Tan was engaged by MBf Holdings as CFO of the Trading Division in December 1994, and transferred to the U.S. in September 1995 to serve as CFO of the Company. In 1981, after graduating in London as a Certified Accountant, he worked in England, New Zealand, and Malaysia as financial accountant, business consultant, and auditor with various organizations for over 15 years.

    Robert C. Carter joined the Company in March 1992 and has served as the Controller of AHPC since that time. He was appointed Assistant Secretary of the Company in May 1995. Previously, Mr. Carter was a certified public accountant with Clifton, Gunderson & Co., certified public accountants, the 10th largest firm of certified public accountants in the U.S.

    In connection with the restructuring of the Company which occurred in the second quarter of 1995, the Chairman of the Board of Directors, Robert H. Book, and the President and Chief Operating Officer, William C. Willis, Jr., resigned from the Company and Board of Directors on May 31, 1995. One Class A Director, Leslie G. Merszei, and two Class B Directors, Mark L. Saginor, M.D. and W. Daniel Johnson, resigned at that time. All positions were filled subsequently in 1995 as discussed above. In June 1995, the Chief Financial Officer (CFO) of the Company, David Natan, resigned and was replaced by Stephen Tan in September 1995.

BOARD MEETINGS AND COMMITTEES

    During the 1995 fiscal year, the Company's Board of Directors held two meetings, and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

    The Board of Directors has a Compensation Committee for the purpose of administering the Company's Omnibus Equity Compensation Plan (the "Plan"). The Compensation Committee consists of three Class A Directors, Teik Hok Loy, Cheng
Soon Teoh, and George Jeff Mennen.   During fiscal 1995, all action of the
Compensation Committee was taken by the Committee by unanimous written consent without a meeting. The Board has not delegated its functions to any other standing committees, and thus has not created audit, executive, nominating or other similar committees.

COMPENSATION OF DIRECTORS

    Directors are compensated for serving on the Board of Directors in the amount of $1,000 for attending in person and $500 by telephone meeting, and each director is presently entitled to receive stock options under the Plan to purchase 1,000 shares of the Company's Common Stock as a result of his initial election to the Board of Directors. The Company's prior practice was to grant to each director upon his election options under the Plan to purchase .3% of the outstanding shares of Common Stock. In conjunction with his election to the Board of Directors in 1993, Tan Sri Dato (Dr.) Hean Heong Loy was granted options for 6,824 shares at an exercise price of $14.40 per share. In conjunction with their respective elections to the Board of Directors, Heng Sewn Loi and Teik Hok Loy were each granted options in December 1993 for 1,000 shares at an exercise price of $13.70 and in April 1994 for 9,000 shares at an exercise price of $13.125. The Company's newly-elected Class B and Class A Directors received options to purchase 1,000 shares at an exercise price of $2.63 and $16.80, respectively, under the Plan as a result of their election to the Company's Board of Directors. George Jeff Mennen received an option in October, 1994 to purchase 1,000 shares of the Common Stock of the Company at an exercise price of $17.50 under the Plan as a result of his election to the Company's Board of Directors. Under the terms of the Plan, the Compensation Committee of the Board may determine the exercise price for options granted to Directors for a period of up to six months from the date of grant. All of the director options are immediately exercisable for a maximum period of ten years from the date of grant.

    All director options issued to former directors were terminated upon their departure from the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain officers, directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of these persons is in compliance with all applicable filing requirements.

ITEM 11.     EXECUTIVE  COMPENSATION

    The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other executive officers whose aggregate annual salary and bonus exceeded $100,000 during the Company's last three fiscal years:

                                         Annual Compensation                        Long-Term Compensation
                          ---------------------------------------------------       ----------------------
 Name & Principal         Fiscal      Salary        Bonus       Other Annual        Stock        All Other
 Position                  Year       ------        -----       Compensation       Options      Compensation
 --------                 ------                                ------------       -------      ------------
 Heng Sewn Loi,            1995          -            -            $20,000         40,000            -
 Chairman and Chief
 Executive Officer
                           1994          -            -                             9,000            -
                           1993          -            -                             1,000            -

 Edward J. Marteka,        1995       $150,000      $29,166         $7,200         15,000            -
 President
                           1994       $137,500      $75,000         $7,200         35,000            -
                           1993       $130,000      $35,577         $7,200            -              -


EMPLOYMENT AGREEMENTS

    On September 1, 1995, the Company entered into an employment agreement with Mr. Heng Sewn Loi (the "Loi Agreement"). The Loi Agreement provides for: (i) Mr. Loi to serve as Chairman of the Company; (ii) a base salary of $140,000 per year; (iii) non-qualified stock options to purchase 40,000 shares of Common Stock under the Plan, 20,000 shares exercisable commencing July 21, 1995; and 20,000 shares exercisable commencing July 21, 1996 at an exercise price of $7.80, the closing price of the Common Stock as reported on the Nasdaq Stock Market on the day the options were granted by the Compensation Committee; and
(iv) life and medical allowance, automobile allowance, living expenses, dependent tuition allowance, home leave and family travel, provident fund, relocation expenses, tax equalization settlement, U.S. legal and taxation matters and other additional customary benefits. Due to Mr. Loi's pending U.S. residency status, Mr. Loi's salary from September 1, 1995 through December 31, 1995 was incurred by MBf Holdings. Mr. Loi's residence status in the U.S. was approved in January 1996 and his salary will be borne by the Company in 1996. It is anticipated that Mr. Loi's total employment compensation package will amount to approximately $260,000 per year inclusive of salary, taxes, and benefits.

    On April 1, 1994, the Company entered into an employment agreement with Edward J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on January 1, 1995 and as of May 31, 1995, provides for: (i) Mr. Marteka to serve as President of the Company (since May 31, 1995) and American Health Products Corporation; (ii) a base salary of $150,000 per year ($137,500 prior to January 1, 1995); (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan, 5,000 shares exercisable commencing April 1, 1994,

20,000 shares April 1, 1995 and 10,000 shares April 1, 1996 at an exercise price of $11.875, the closing price of the Common Stock as reported on the Nasdaq Stock Market on the day the options were granted by the Compensation Committee; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock, 7,000 shares exercisable commencing July 21, 1995 and 7,000 shares July 21, 1996, at an exercise price of $7.80, the closing price of Common Stock as reported on the Nasdaq Stock Market on the day the options were granted by the Compensation Committee. Mr. Marteka also received options to purchase 1,000 shares of the Company's Common Stock upon his appointment as Class A Director in 1995.

    On April 7, 1994, the Company entered into an employment agreement with William C. Willis, Jr. (the "Willis Agreement"). Under this agreement, Willis served as President and Chief Operating Officer of the Company. The Willis Agreement was terminated effective May 31, 1995, upon the resignation of Mr. Willis as a Director and Executive Officer of the Company. In 1995, the Company paid Mr. Willis $220,000 in accordance with the Willis Agreement at his departure from the Company. All stock options issued to Mr. Willis were terminated effective May 31, 1995.

    Robert H. Book, the former Chairman of the Board of Directors, resigned effective May 31, 1995. Mr. Book was paid $300,000 in accordance with his agreement with the Company at his departure from the Company. All stock options issued to Mr. Book were terminated effective May 31, 1995.

OPTION GRANTS IN FISCAL 1995

                                       Option / SAR Grants in Last Fiscal Year
- ---------------------------------------------------------------------------------------------------------
                                                                          Potential Realizable Value at
                                Individual                                Assumed Rates of Stock Price
                              Grants                                      Appreciation for Option Term
- ----------------------------------------------------------------------------------------------------------
     (a)            (b)            (c)            (d)           (e)        (f)           (g)

               Number of      % of Total
               Securities     Options/SARS
               Underlying     Granted to       Exercise
               Options/SARs   Employees in     or Base      Expiration
  Name         Granted (#)    Fiscal Year      Price        Date          5% ($)        10% ($)
 -----------   -----------    -------------    ---------    ----------    -------       -------
 Heng Sewn        40,000          39.7%          $7.80        7/21/05      - 0 -         - 0 -
 Loi

 Edward  J.       15,000          13.9%          $7.80        7/21/05      - 0 -         - 0 -
 Marteka

         In July 1995, the Company entered into a Non-Qualified Stock Option Agreement ("Option Agreement") with its new Chairman and Chief Executive Officer, Heng Sewn Loi. Under the Option Agreement for Mr. Loi, the Company granted to Mr. Loi options under the Plan to purchase 40,000 shares of the Company's Common Stock at an exercise price of $7.80 per share, the closing price of the Common Stock as reported on Nasdaq on the date the options were granted by the Compensation Committee. The options to purchase 20,000 shares are exercisable commencing July 12, 1995 and the remaining options to purchase 20,000 shares are exercisable one year from the grant date. The Option Agreement expires in July 2005 and may be terminated by the Compensation Committee.

         In accordance with the Employment Agreement with Mr. Marteka referred to above, in July 1995, the Company entered into an Option Agreement with Mr. Marteka. Under his Option Agreement, the Company granted options to Mr. Marteka under the Plan to purchase 14,000 shares of the Company's Common Stock at an exercise price of $7.80 per share, the closing price of the Common Stock as reported on Nasdaq on the date the options were granted by the Compensation Committee. The options to purchase 7,000 shares are exercisable commencing July 12, 1995 and the remaining options to purchase 7,000 shares are exercisable one year from the grant date. His Option Agreement expires in July 2005, and may be terminated by the Compensation Committee.

AGGREGATE OPTION EXERCISES IN FISCAL 1995 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises in fiscal 1995 by the executive officers named in the summary compensation table and the value of such officers unexercised stock options as of December 31, 1995.

                                                               Number of Unexercised      Value of Unexercised In-the
                                                                Options at 12/31/95                Money
                                                                -------------------          Options  at 12/31/95
                                                                                          --------------------------
                        Shares Acquired         Value
        Name            On Exercise (#)      Realized($)     Exercisable    Unexercisable   Exercisable    Unexercisable
        ----            ---------------      -----------     -----------    -------------   -----------    -------------
 Heng Sewn Loi               - 0 -              - 0 -           30,000          20,000          - 0 -           - 0 -

 Edward J. Marteka           - 0 -              - 0 -           33,000          17,000          - 0 -           - 0 -

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors is comprised of the following three Directors: Teik Hok Loy, George Jeff Mennen and Cheng Soon
Teoh, each of whom were appointed by the Board of Directors in 1995. Previous to the new appointments, the Compensation Committee was comprised of Tan Sri Dato (Dr.) Hean Heong Loy and Leslie G. Merszei, each of whom were appointed by the Board of Directors in June 1992, and Robert H. Book who was appointed by the Board in October 1994. The Committee oversees administration of the Company's Omnibus Equity Compensation Plan (the "Plan"). The purpose of the Plan is to attract and retain capable and experienced officers and employees by compensating them with equity-based awards whose value is connected to the continued growth and profitability of the Company. Under the Plan, awards may be made in the form of stock options or restricted stock. Apart from the Plan, the Company has not developed any formalized compensation policy or program.
In general, the Company compensates executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Tan Sri Dato (Dr.) Hean Heong Loy has a substantial ownership interest in MBf Holdings Berhad, which owns MBf International and MBf Capital Berhad, an affiliate which owns MBf Factors. MBf Factors provides certain financial services to AHPC. Teik Hok Loy is the son of Tan Sri Dato (Dr.) Hean Heong Loy and alternate CEO and Director of MBf Holdings Berhad. Cheng Soon Teoh currently serves as the Vice President of Mergers and Acquisitions for MBf Holdings Berhad. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or Compensation Committee.

                           STOCK PERFORMANCE CHART

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market - U.S. Index and (ii) a peer group selected by the Company, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc., Hemacare Corp., Medical Sterilization Inc., National Home Health Care Inc., Prime Medical Services Inc. and Psicor Inc.

                             [PERFORMANCE GRAPH]

* $100 invested on December 31, 1990 in stock or Index -- including reinvestment of dividends. Fiscal year ending December 31.


                                          Cumulative Total Return
                      ------------------------------------------------------------
                       12/31/9    12/31/91  12/31/92  12/31/93  12/31/94  12/31/95
                      ----------  --------  --------  --------  --------  --------
MBf USA, Inc.            100        445       250       175       260        60
NYSE/AMEX/Nasdaq Stock   100        135       148       164       163       223
Peer Group               100        155       163       149       142       237

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 8, 1996, with respect to the beneficial ownership of the Company's Series A Common Stock and Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Series A Common Stock and Common Stock, (ii) each director, nominee and certain executive officers, and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Series A Common Stock and Common Stock.

                                                                     PERCENT
                                                       SHARES          OF
NAME OF BENEFICIAL OWNER              CLASS      BENEFICIALLY OWNED   CLASS
- ------------------------           ------------  ------------------  -------
MBf International Limited            Series A        1,252,537          100%
Room 12-14, First Floor            Common Stock
New Henry House
10, Ice House Street               Common Stock        521,052        32.55%(2)
Hong Kong


Tan Sri Dato (Dr.) Hean Heong Loy  Common Stock          6,824 (1))       *
Teik Hok Loy                       Common Stock         10,000 (1))       *
Heng Sewn Loi                      Common Stock         50,000 (1))    1.75%(2)
Cheng Soon Teoh                    Common Stock          1,000 (1))       *
Edward J. Marteka                  Common Stock         50,000 (1))    1.75%(2)
George J. Mennen                   Common Stock          1,000 (1))       *
Robert C. Carter                   Common Stock          3,000 (1))       *
Robert Simmons                     Common Stock          1,000 (1))       *
Donald Arnwine                     Common Stock          1,000 (1))       *
Executive Officers and             Common Stock        123,824 (1))    4.34%(2)
Directors as a group
(9 persons)


- -------------------------

 * Represents less than 1%
   (1) Represents shares issuable upon exercise of options granted under the Company's Omnibus Equity Compensation Plan.
   (2) Percent of class is based upon number of shares of Series A Common Stock and Common Stock outstanding on March 27, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1995, the Company issued 250,980 shares of Common Stock to MBf International for $1,200,000. MBf International loaned the Company $1,200,000 to pay for AHPC's 7% Cumulative Preferred Stock, having a value of $1,200,000, which the Company had purchased on September 29, 1995. MBf International agreed to accept shares of the Company's Common Stock having a value of $1,200,000 in satisfaction of the Company's indebtedness to it.

     In October 1995, the Company issued 255,072 shares of Common Stock in exchange for (i) a 70% equity interest in PT Buana, an Indonesian corporation owning a glove manufacturing factory, and (ii) a note receivable in the amount of $737,769. See Note 2 (Acquisition of PT Buana) on page F-13 of the Notes to Consolidated Financial Statements for additional information on the acquisition of PT Buana.

     During 1995, the Company purchased all of its inventory related to its latex condom products from MBf Personal Care, which is a wholly owned subsidiary of MBf Capital, an affiliate of MBf International.

     See Note 3 of the Notes to Consolidated Financial Statements on page F-13 for additional information on related party transactions and relationships.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules.
               A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of MBf USA, Inc." on page F-1.


(a)(3)Exhibits.  The following exhibits are included with this Annual Report:

EXHIBIT NO.                    NAME OF EXHIBIT
- -----------                    ---------------


 3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.1 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).

 3.2 Certificate of Amendment to Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.2 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).

 3.3 Certificate of Amendment to Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

 3.4  Bylaws of the Company, incorporated herein by reference to Exhibit No.
      3.3 to the Company's Form S-18 Registration Statement (Registration No. 33-23164-FW).

 3.5 Amendment to Bylaws of the Company, incorporation herein by reference to Exhibit 3.5 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

 4.1 Common Stock Certificate, incorporated herein by reference to Exhibit No. 4.1 to the Company's Form S-18 Registration Statement (Registration No. 33-23164-FW).

 4.2 Warrant Agreement with The Liberty National Bank & Trust Company, incorporated by reference to Exhibit No. 4.2 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).

 4.3 Warrant, incorporated by reference to Exhibit No. 4.3 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).

10.1  Articles of Merger of Labspecs, Inc. and Laboratory Specialists,
      Inc., incorporated herein by reference to Exhibit No. 2 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (File No. 0-17458).

10.2 Plan of Reorganization and Agreement of Merger between the Company and Laboratory Specialists, Inc., incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8 Amendment to Form 10-K, filed with the Securities and Exchange Commission on June 16, 1989 (File No. 0-17458).

10.3 Plan of Reorganization and Agreement of Merger by and among the Company, Laboratory Specialists, Inc. of California, and Abused Drugs Laboratory, Inc., incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 1989 (File No. 0-17458).

10.4 Financial Public Relations Contract with The Wall Street Group, incorporated herein by reference to Exhibit No. 10 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (File No. 0-17458).

10.5 Promissory Note from the Company to Arthur R. Peterson, Jr., incorporated herein by reference to Exhibit No. 10.2 to the Company's Form 8 Amendment to Form 10-K, filed with the Commission on June 16, 1989 (File No. 0-17458).

10.6 Asset Purchase Agreement between the Company and DataChem, Inc., dated December 22, 1989, incorporated herein by reference to Exhibit No.
      10.5 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (File No. 0-17458).

10.7 Lease of office space, Oklahoma City, Oklahoma, incorporated herein by reference to Exhibit No. 10.6 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (File No. 0-17458).

10.8 Asset Purchase Agreement dated September 30, 1991, between LSI of California and Medtox Laboratories, Inc., incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K Current Report dated September 30, 1991 (File No. 0-17458).

10.9  Distributorship Agreement dated February 27, 1992, by and among
      AHPC, ARPI and Multi-Com., incorporated herein by reference to Exhibit
      10.9 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.10 Employment Agreement with John Simonelli dated February 27, 1992, incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.11 Employment Agreement with Larry E. Howell dated February 27, 1992, incorporated herein by reference to Exhibit No. 10.11 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.12 Employment Agreement with Arthur R. Peterson, Jr. dated February
      27, 1992, incorporated herein by reference to Exhibit No. 10.12 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.13 Omnibus Equity Compensation Plan approved by the Company's shareholders on February 27, 1992, incorporated herein by reference to Exhibit No. 10.13 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.14 Share Exchange Agreement by and among the Company, MBf America,
      Inc. and MBf International Limited, incorporated herein by reference to Exhibit No. 7.2 to the Company's Form 8-K Current Report filed with the Commission March 5, 1992 (File No. 0-17458).

10.15 Employment Agreement with William A. Forster dated October 15,
      1992, incorporated herein by reference to Exhibit No. 10.15 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.16 Amendment to Employment Agreement with John Simonelli dated
      September 19, 1992, incorporated herein by reference to Exhibit No. 10.16 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.17 Amended Employment Agreement with Larry Howell dated September 19,
      1992, incorporated herein by reference to Exhibit No. 10.17 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.18 Option Agreement, dated November 24, 1992, among Frederick P. Heisler and Regina Heisler, Donald E. Bennett and Peggy Bennett, Disposable Medical Products, Inc., D.P.I. de Mexico, S.A. de C.V. and American Drug Screens, Inc., incorporated herein by reference to Exhibit No. 10.18 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.19 Supply and Requirements Agreement, dated November 24, 1992, among Disposable Medical Products, Inc., D.P.I. de Mexico, S.A. de C.V. and American Health Products Corporation, incorporated herein by reference to Exhibit No. 10.19 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.20 Asset Purchase Agreement, dated November 25, 1992, among the
      Company, Premier Latex, Inc. and Premier Laboratories, Inc., incorporated herein by reference to Exhibit No. 10.20 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.21 Revolving Credit Loan Agreement between Bank Bumiputra Malaysia
      Berhad (New York Branch) and American Health Products Corporation dated as of September 23, 1992, incorporated herein by reference to Exhibit No.
      10.21 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.22 Lease, dated December 1, 1992, of office space, Boca Raton,
      Florida, incorporated herein by reference to Exhibit No. 10.22 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (File No. 0-17458).

10.23 Sublease dated as of February 18, 1994 between the Company and National Telecom, U.S.A., Inc. incorporated herein by reference to Exhibit No. 10.23 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (File No. 0-17458).

10.24 Lease Agreement dated April 1, 1993 between Water Saver Faucet Co.
      and American Health Products Corporation incorporated herein by reference to Exhibit No. 10.24 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.25 Employment Termination Agreement dated November 1993 between the Company and John Simonelli incorporated herein by reference to Exhibit No. 10.25 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.26 Employment Termination Agreement dated November 1993 between the Company and Larry E. Howell incorporated herein by reference to Exhibit No. 10.26 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.27 Termination and Settlement Agreement dated December 29, 1993 by and among the Company, Samuel E. Dlugatch, Premier Laboratories, Inc., and Premier Latex, Inc. incorporated herein by reference to Exhibit No. 10.27 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.28 Amended and Restated Revolving Credit Loan Agreement dated as of
      January 10, 1994 between Bank Bumiputra Malaysia Berhad (New York Branch) and American Health Products Corporation incorporated herein by reference to Exhibit No. 10.28 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.29 Stock Exchange Agreement dated as of February 23, 1994 by and among the Company, Laboratory Specialists, Inc. and Arthur R. Peterson, Jr., and related agreements and documents incorporated herein by reference to Exhibit No. 10.29 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.30 Letter of cancellation dated January 7, 1994 for Disposable
      Medical Products Option Agreement incorporated herein by reference to Exhibit No. 10.30 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.31 Agreement dated as of December 30, 1993 by and between MACC Trading Limited and MBf USA, Inc. incorporated herein by reference to Exhibit No.
      10.31 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.32 Employment Agreement dated April 7, 1994, between William C.
      Willis, Jr. and MBf USA, Inc. incorporated herein by reference to Exhibit No. 1 to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (File No. 0-17458).

10.33 Consulting Agreement dated March 24, 1994, between Dr. C. Everett
      Koop and MBf USA, Inc. incorporated herein by reference to Exhibit No. 1 to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1994 (File No. 0-17458).

10.34 Warrant Purchase Agreement dated March 24, 1994, between Sy
      Weintraub and MBf USA, Inc. incorporated herein by reference to Exhibit No. 2 to the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 1994 (File No. 0-17458).

10.35 Stock Exchange Agreement dated as of June 30, 1994 by and among the Company, Laboratory Specialists of America, Inc. and Arthur R. Peterson, Jr., incorporated herein by reference to Exhibit No. 1 to the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1994 (File No. 0-17458).

10.36 Second Amended and Restated Revolving Credit Loan Agreement dated as of March 29, 1995 between Bank Bumiputra Malaysia Berhad (New York Branch) and American Health Products Corporation incorporated herein by reference to Exhibit 10.36 included in the Company's Form 10K Annual Report for the fiscal year ended December 21, 1994 (File No. 0-17458).

10.37 Debenture and Warrant Purchase Agreement dated October 12, 1994 between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for Christina M. Andrea incorporated herein by reference to Exhibit 10.37 included in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.38 Debenture and Warrant Purchase Agreement dated October 12, 1994 between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for John Henry Mennen Andrea incorporated herein by reference to Exhibit 10.38 included in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.39 Lease Agreement dated October 4, 1994 between California Public Employee's Retirement System and the Company Andrea incorporated herein by reference to Exhibit 10.39 included in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.40 Lease Agreement dated November 19, 1994 between 400 Kelby
      Associates and the Company Andrea incorporated herein by reference to
      Exhibit 10.40 included in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.41 Stock Acquisition Agreement dated October 31, 1995 between the
      Company and MBf Holdings for the Company to exchange 255,072 shares of the Company's Common Stock for a 70% ownership of PT Buana, an Indonesian business entity. (1)

21    Subsidiaries of the Company (1)

(b) During the last quarter of 1995, the Company filed the following reports on Form 8-K:

            1) Form 8-K dated December 14, 1995 in which the Company reported information in Item 5.

            2) Form 8-K dated December 1, 1995 in which the Company reported information in Item 5.

            3) Form 8-K dated September 29, 1995 in which the Company reported information in Item 5. Included with the Form 8-K Report was the proforma balance sheet of MBf USA, Inc. and subsidiaries as of October 31, 1995.

- ---------------
(1)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT:

                               MBf USA, INC.


Date:  April 12, 1996       By: /s/ Heng Sewn Loi
                                ----------------------------------------
                                Heng Sewn Loi, Chief Executive Officer

Date:  April 12, 1996       By: /s/ Stephen Tan
                                ----------------------------------------
                                Stephen Tan, Chief Financial Officer,
                                Treasurer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 12, 1996       By: /s/ Heng Sewn Loi
                                -----------------------------------------
                                Heng Sewn Loi
                                Chairman of Board of Directors

Date:  April 12, 1996       By: /s/ Tan Sri Dato (Dr.) Hean Heong Loy
                                -----------------------------------------
                                Tan Sri Dato (Dr.) Hean Heong Loy,
                                Director

Date:  April 12, 1996       By: /s/ Cheng Soon Teoh
                                -----------------------------------------
                                Cheng Soon Teoh, Director

Date:  April 12, 1996       By: /s/ Teik Hok Loy
                                -----------------------------------------
                                Teik Hok Loy, Director

Date:  April 12, 1996       By: /s/ Edward J. Marteka
                                -----------------------------------------
                                Edward J. Marteka, Director

Date:  April 12, 1996       By: /s/ George Jeff Mennen
                                -----------------------------------------
                                George Jeff Mennen, Director

Date:  April 12, 1996       By: /s/ Donald Arnwine
                                -----------------------------------------
                                Donald Arnwine, Director

Date:  April 12, 1996       By: /s/ Robert J. Simmons
                                -----------------------------------------
                                Robert J. Simmons, Director

                        MBF USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1995 AND 1994

                        TOGETHER WITH AUDITORS' REPORT

                         MBf USA, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994




                                                               PAGE
                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-2

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1994        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE
   YEARS ENDED DECEMBER 31, 1995                               F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR EACH OF
 THE THREE YEARS ENDED DECEMBER 31, 1995                       F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE
   YEARS ENDED DECEMBER 31, 1995                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTS




To the Shareholders and
Board of Directors of
MBf USA, Inc.:

We have audited the accompanying consolidated balance sheets of MBf USA, INC. (a Maryland corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. these consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PT MBf Buana Multicorpora, which statements reflect total assets and total revenues of 22% and .02%, respectively, of the consolidated 1995 totals. Those statements opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors,the financial statements referred to above present fairly,in all material respects, the financial position of MBf USA, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                     /s/ Arthur Andersen LLP
                                                     ----------------------
                                                     ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 17, 1996

                         MBf USA, INC. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1994




          A  S  S  E  T  S                                1995         1994
- -------------------------------------                  -----------  -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $   706,309  $    96,096
   Accounts receivable--trade, net of allowance for
     doubtful accounts of $56,100 in 1995 and
     $40,600 in 1994                                     4,657,616    4,142,297
   Note receivable from affiliate                            -        1,500,000
   Inventories                                          10,119,642    7,377,808
   Prepaid expenses                                        486,420      295,555
   Other current assets                                     81,730        -
                                                       -----------  -----------
             Total current assets                       16,051,717   13,411,756
                                                       -----------  -----------
PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                              698,657        -
   Construction in progress                              4,242,199        -
   Vehicles                                                 41,487        -
   Building improvements                                    21,744       21,744
   Equipment, furniture and fixtures                       672,637      281,830
                                                       -----------  -----------
             Total property, plant and equipment         5,676,724      303,574

   Less- Accumulated depreciation                         (229,402)    (131,478)
                                                       -----------  -----------
             Property, plant and equipment, net          5,447,322      172,096
                                                       -----------  -----------
INVESTMENT IN LSAI                                       1,059,367    1,059,367
                                                       -----------  -----------
NET ASSETS OF DISCONTINUED SUBSIDIARY                        -          209,111
                                                       -----------  -----------
OTHER ASSETS:
   Goodwill, net of accumulated amortization of
     $306,527 in 1995 and $255,320 in 1994               1,443,473    1,494,680
   Trademarks and license rights, net of
     accumulated amortization of $127,346 in 1995
     and $52,077 in 1994                                   304,973      380,242
   Due from affiliates/shareholders                      1,791,616    1,232,830
   Other assets                                            274,736      533,689
                                                       -----------  -----------
             Total other assets                          3,814,798    3,641,441
                                                       -----------  -----------
                                                       $26,373,204  $18,493,771
                                                       ===========  ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1994




           LIABILITIES AND SHAREHOLDERS' EQUITY                 1995                    1994
- ----------------------------------------------------------  -----------              -----------
CURRENT LIABILITIES:
  Accounts payable--trade                                     $ 2,494,527            $   220,893
  Notes payable and current portion of long-term
    obligations                                                 2,224,166              3,300,000
  Trade notes payable to banks                                  6,243,917              2,521,491
  Due to affiliates/shareholders                                1,537,652              4,528,524
  Accrued expenses                                                966,223                946,515
                                                              -----------            -----------
            Total current liabilities                          13,466,485             11,517,423
                                                              -----------            -----------
LONG-TERM OBLIGATIONS                                          10,342,500              2,300,000
                                                              -----------            -----------
DUE TO AFFILIATES/SHAREHOLDERS                                  1,100,000                765,232
                                                              -----------            -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTEREST IN SUBSIDIARY                                   144,558                   -
                                                              -----------            -----------
SHAREHOLDERS' EQUITY:
  Series A common stock, $.01 par value;
    1,252,537 shares authorized; 1,252,537 shares
    issued and outstanding                                         12,525                 12,525
  Common stock, $.01 par value; 4,000,000 shares
    authorized; 1,730,795 and 1,224,248 shares
    issued and outstanding in 1995 and 1994,
    respectively                                                   17,308                 12,242
  Additional paid-in capital                                    7,487,944              5,193,205
  Retained earnings (deficit)                                  (4,848,224)                16,180
  Cumulative foreign currency translation
    adjustment                                                    (26,856)                  -
  Less- Common stock in treasury at cost, 130,000
    shares in 1995 and 1994                                    (1,323,036)            (1,323,036)
                                                              -----------            -----------
            Total shareholders' equity                          1,319,661              3,911,116
                                                              -----------            -----------
                                                              $26,373,204            $18,493,771
                                                              ===========            ===========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       MBf USA, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                     1995              1994              1993
                                                                 ------------       -----------       ------------
REVENUES:
  Product sales, net                                             $ 42,991,150      $ 35,060,421       $ 31,241,073
  Interest--affiliates                                                 72,688            -                   -
  Interest                                                             27,970            43,990              7,897
  Other income-
    Income from affiliates                                              -               800,000             64,617
    Investment in LSI                                                   -                75,000              -
  Other                                                               166,317            28,651             15,639
                                                                 ------------       -----------       ------------
           Total revenues                                          43,258,125        36,008,062         31,329,226
                                                                 ------------       -----------       ------------
COSTS AND EXPENSES:
  Cost of product sales                                            37,307,061        27,797,798         26,543,652
  Selling, general and administrative                               7,898,929         6,890,147          5,291,023
  Restructure charge                                                1,808,757            -                   -
  Depreciation and amortization                                       215,032           184,785            246,866
  Interest                                                            822,844           305,295            377,522
                                                                 ------------       -----------       ------------
           Total costs and expenses                                48,052,623        35,178,025         32,459,063
                                                                 ------------       -----------       ------------

           Income (loss) from continuing operations
             before income from investment, minority
             interest in subsidiary and provision for
             income taxes                                          (4,794,498)          830,037         (1,129,837)

INCOME FROM INVESTMENT IN LSAI                                          -                79,374             73,267

LOSS FROM MINORITY INTEREST IN SUBSIDIARY                              (2,174)           -                   -
                                                                 ------------       -----------       ------------

           Income (loss) from continuing operations before
             provision for income taxes                            (4,796,672)          909,411         (1,056,570)

PROVISION FOR INCOME TAXES                                              -                -                   -
                                                                 ------------       -----------       ------------

           Income (loss) from continuing operations                (4,796,672)          909,411         (1,056,570)

DISCONTINUED OPERATIONS OF SUBSIDIARY                                 (67,732)           91,119           (354,259)
                                                                 ------------       -----------       ------------
           Net income (loss)                                     $ (4,864,404)      $ 1,000,530       $ (1,410,829)
                                                                 ============       ===========       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARE
  AND COMMON SHARE EQUIVALENTS OUTSTANDING                          2,432,462         2,458,473          2,410,199
                                                                 ============       ===========       ============
NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE
  EQUIVALENT                                                     $      (2.00)      $       .41       $       (.59)
                                                                 ============       ===========       ============


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                    (Retroactively restated to reflect the
                                                    10-for-1 reverse stock split, see Note 8)
                                                    ----------------------------------------
                                                            Series A
                                                          Common Stock              Common Stock         Additional      Retained
                                                    ------------------------    -------------------         Paid-in      Earnings
                                                       Shares       Amount       Shares       Amount      Capital     (Deficit)
                                                    -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1992                            1,252,537      $12,525    1,044,719      $10,447   $4,380,242  $    426,479
  Issuance of common stock upon exercise of
    warrants                                                  -            -      117,072        1,171    1,569,374             -
  Issuance of common stock for services                       -            -       18,000          180      241,382             -
  Purchase of license rights and distribution
    agreement from affiliate (Note 3)                         -            -            -            -   (1,488,830)            -
  Net loss                                                    -            -            -            -            -    (1,410,829)
                                                    -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1993                            1,252,537       12,525    1,179,791       11,798    4,702,168      (984,350)
  Issuance of common stock upon exercise of
    warrants                                                  -            -       44,457          444      491,037             -
  Repurchase of treasury shares                               -            -            -            -            -             -
  Net income                                                  -            -            -            -            -     1,000,530
                                                    -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1994                            1,252,537       12,525    1,224,248       12,242    5,193,205        16,180
  Issuance of common stock upon exercise of
    stock options                                             -            -          495            5        2,945             -
  Issuance of common stock for loan conversion                -            -      250,980        2,510    1,197,490             -
  Issuance of common stock for 70% interest
    in PT Buana                                               -            -      255,072        2,551    1,094,304             -
  Net loss                                                    -            -            -            -            -    (4,864,404)
  Foreign currency translation adjustment                     -            -            -            -            -             -
                                                    -----------  -----------  -----------  -----------  -----------  ------------
BALANCE, December 31, 1995                            1,252,537      $12,525    1,730,795      $17,308   $7,487,944  $ (4,848,224)
                                                    ===========  ===========  ===========  ===========  ===========  ============

                                                      Cumulative
                                                         Foreign
                                                        Currency
                                                     Translation      Treasury  Stockholders'
                                                      Adjustment         Stock         Equity
                                                     -----------  ------------  -------------
BALANCE, December 31, 1992                            $        -   $         -    $ 4,829,693
  Issuance of common stock upon exercise of
    warrants                                                   -             -      1,570,545
  Issuance of common stock for services                        -             -        241,562
  Purchase of license rights and distribution
    agreement from affiliate (Note 3)                          -             -     (1,488,830)
  Net loss                                                     -             -     (1,410,829)
                                                     -----------  ------------  -------------
BALANCE, December 31, 1993                                     -             -      3,742,141
  Issuance of common stock upon exercise of
    warrants                                                   -             -        491,481
  Repurchase of treasury shares                                -    (1,323,036)    (1,323,036)
  Net income                                                   -             -      1,000,530
                                                     -----------  ------------  -------------
BALANCE, December 31, 1994                                     -    (1,323,036)     3,911,116
  Issuance of common stock upon exercise of
    stock options                                              -             -          2,950
  Issuance of common stock for loan conversion                 -             -      1,200,000
  Issuance of common stock for 70% interest
    in PT Buana                                                -             -      1,096,855
  Net loss                                                     -             -     (4,864,404)
  Foreign currency translation adjustment                (26,856)            -        (26,856)
                                                     -----------  ------------  -------------
BALANCE, December 31, 1995                               (26,856)  $(1,323,036)   $ 1,319,661
                                                     ===========  ============  =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                 1995           1994              1993
                                                                            ------------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $(4,864,404)     $1,000,530      $(1,410,829)
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation                                                               101,990          79,088           49,561
     Amortization                                                                94,910         105,697          197,305
     Provision for doubtful accounts                                             15,500          17,586          120,888
     (Income) loss from discontinued operations of subsidiary                    67,732         (91,119)         354,259
     Loss on disposal of property, plant and equipment                           53,405           3,281           32,818
     Write-off of trademarks                                                     50,425           -                -
     Write-off of deferred noncompete costs                                       -               -              494,766
     Income from investment in LSAI                                               -             (79,374)         (73,267)
     Changes in certain assets and liabilities-
        Accounts receivable--trade                                             (530,819)       (408,223)      (1,894,761)
        Inventories                                                          (2,741,834)     (1,149,849)        (702,187)
        Prepaid expenses                                                       (128,341)       (176,944)         (23,032)
        Other assets                                                            276,185        (493,652)         141,392
        Accounts payable--trade                                               2,237,348        (411,100)        (293,541)
        Accrued expenses                                                       (100,381)        180,535          440,942
                                                                           ------------      ----------      -----------
              Net cash used in operating activities                          (5,468,284)     (1,423,544)      (2,565,686)
                                                                           ------------      ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (873,636)        (88,689)        (160,422)
   Advances to LSI                                                                -               -              (21,364)
   Additions to note receivable                                                   -          (1,500,000)            -
   Payments received on notes receivable                                          -               -              403,713
   Expenditures for other assets                                                  -             (37,612)         (14,914)
   Advances (to) from discontinued subsidiary                                   141,379         693,285         (949,796)
   Minority interest in subsidiary                                               30,497            -                -
                                                                           ------------      ----------      -----------
              Net cash used in investing activities                            (701,760)       (933,016)        (742,783)
                                                                           ------------      ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Amounts due (from) to affiliates/shareholders                             (2,144,010)      2,166,208       (3,173,228)
   Net borrowings (payments) on trade notes payable to banks                  3,722,426      (4,476,726)       4,588,884
   Net borrowings from notes payable                                          4,209,081       5,425,500        1,660,400
   Net proceeds from warrant/stock exercises                                      2,950         491,481        1,570,545
   Proceeds from issuance of note payable to Parent                           1,200,000            -                -
   Payments on notes payable                                                   (183,334)     (1,733,998)        (932,000)
                                                                           ------------      ----------      -----------
              Net cash provided by financing activities                       6,807,113       1,872,465        3,714,601
                                                                           ------------      ----------      -----------
IMPACT OF EXCHANGE RATES ON CASH                                                (26,856)           -                -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            610,213        (484,095)         406,132

CASH AND CASH EQUIVALENTS, beginning of year                                     96,096         580,191          174,059
                                                                           ------------      ----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                         $706,309         $96,096         $580,191
                                                                           ============      ==========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           MBf, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

MBf USA, Inc. and subsidiaries ("the Company") markets medical examination gloves in the United States and Playboy brand condoms internationally. The Company's factory is in the start-up phase of operations as of December 31, 1995, and will manufacture medical examination gloves. The Company anticipates the factory will begin production in April, 1996.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, American Health Products Corporation ("AHPC"), MBf America, Inc. (a nonactive holding company), Premier Latex, Inc., which is currently inactive, and Disposable Garments, Inc. ("DGI"), a discontinued operation. Effective October 31, 1995, the Company acquired a 70% interest in an Indonesian glove manufacturing factory, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of various latex products valued at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided by both the straight-line and accelerated methods over lives ranging from 3 to 19 years. The acquisition of PT Buana has created land and land improvements of $698,657 and construction in progress of $4,242,199 as well as other depreciable assets at December 31, 1995, which have not been depreciated in 1995 due to the start-up nature of the factory.

Distribution Agreement

The Company, MBf Health Products Sdn. Bhd. ("MBf Health"), which is now known as PIE Healthcare, and MBf Rubber Products Sdn. Bhd. ("MBf Rubber") had entered into a distributorship agreement. The agreement provided that the Company would have exclusive marketing rights in North and South America for latex gloves manufactured and supplied by MBf Health and MBf Rubber through February, 1997. MBf Rubber ceased operations in 1995 and its distributor agreement was terminated. The Company entered into a new five year distribution agreement with MBf Health, which is now known as PIE Healthcare, effective July 12, 1995, through July 11, 2000, which supersedes the previous agreement dated February 27, 1992. The distribution agreement requires the Company to purchase a certain quantity of gloves each year. Revenues from product sales include sales of latex examination gloves sold primarily under the terms of its distributorship agreement.

Revenues

Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse, or upon the customer's receipt of the goods, depending upon the terms of the sale.

Income Taxes

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

Net Income (Loss) Per Share

Net income per common share and common share equivalents in 1994 was computed by dividing net income by the weighted average number of common and common stock equivalent shares outstanding during the periods, after adding the dilutive effect of the conversion of stock options and warrants.

The 1995 and 1993 net loss per common share and common share equivalents does not consider the impact of common share equivalents as their effect is antidilutive.

All share and per share information in the accompanying financial statements give retroactive effect of the 10-for-1 reverse stock split which occurred December 18, 1995.

Restructure Charge

In the second quarter of 1995, the Company incurred a restructuring charge which included the resignation of and severance payments to the Chairman/CEO, President/COO and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional product business, where sales were negligible, and the entry costs were very high which contributed to significant losses.

Key components of the restructure charge were costs related to the exit of the nutritional product business, executive management personnel severance, and the closing of the executive office in New Jersey. The charge includes provisions for work force reductions, the write-down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring resulted in a one-time charge of $1,808,757. Substantially all such costs had been paid by December 31, 1995. This amount differs from the original restructuring charge of $1,954,591 charged to expense during the second quarter of 1995 due to a reversal of a buyout accrual relating to a service contract that management subsequently determined would be fulfilled under the original terms of the agreement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value for those financial instruments for which it is practicable to do so, (1) the carrying amount of cash and cash equivalents approximates fair value, (2) see
Note 2 regarding fair value of the investment in LSAI, and (3) the Company believes its notes payable and long-term obligations approximate fair value based on its dealings with the banks. It is not practicable to estimate the fair value of amounts due to/due from affiliates and shareholders.

2. CORPORATE DEVELOPMENT:

On February 27, 1992, the shareholders of American Drug Screens, Inc. (a Maryland corporation which changed its name on May 21, 1993, to MBf USA, Inc.) approved a transaction (the "Share Exchange Agreement") whereby MBf International Ltd., a Hong Kong corporation ("MBf International"), the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock") from 2,000,000 to 4,000,000, and the authorization of 1,252,537 shares of a new Series A Convertible Common Stock, par value $.01 per share ("Series A Common Stock"),
(b) the acquisition by MBf America, Inc., a wholly owned subsidiary of MBf International, of all the issued and outstanding shares of common stock of AHPC from MBf International, in exchange for 1,252,537 shares of Series A Common Stock, and (c) the restructuring of the Board of Directors by creating two classes of Directors.

The transaction was accounted for as a purchase of American Drug Screens, Inc. by AHPC as of February 27, 1992, and AHPC's shareholder's equity at December 31, 1991, was restated to reflect the Series A Common Stock received in the Share Exchange Agreement.

The terms of the Series A Common Stock are substantially the same as the Company's Common Stock except:

     a. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The conversion rate could have been reduced up to 33-1/3% per year if AHPC's pretax earnings, as defined, fell below $1,300,000 in 1992 and 1993 and $1,400,000 in 1994, or if additional capital was not contributed. During 1992, 1993 and 1994, AHPC's pretax earnings, after purchase credits discussed in Note 3, were $1,300,000, $1,300,000 and $1,400,000, respectively.
          Accordingly, as of December 31, 1994, the conversion rate was one for one. The Company has reserved 1,252,537 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

     b. Series A Common Stock entitles MBf International, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to any matters subject to a vote of the shareholders.

Discontinued Operations

Effective December 31, 1993, the Company adopted a plan to discontinue operations and liquidate its wholly owned subsidiary, Disposable Garments, Inc. ("DGI"). DGI, through its supply and requirements agreement with Disposable Medical Products, Inc. ("DMP"), distributed disposable medical garments to unaffiliated customers. Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. Net assets in the amount of $209,111 of the discontinued subsidiary at 1994 primarily consisted of inventory and receivables. At December 31, 1995, there were no assets of DGI.

Investment in Laboratory Specialists, Inc.

Laboratory Specialists, Inc. ("LSI") is an independent drug testing laboratory located in Louisiana, which provides analysis for detection of illegal drug use by customers' employees and prospective employees. All of the outstanding common stock of LSI was acquired by the Company in 1989.

On April 18, 1994, the Company consummated an agreement to transfer its common stock investment in LSI to its President and former owner in exchange for the return of the Company's 130,000 shares of Common Stock held by him. Prior to consummation of the sale, LSI declared a cash dividend of $75,000, a noncash dividend forgiving amounts due from the Company of approximately $545,000 and a dividend of 706,244 shares of cumulative, redeemable, convertible preferred stock of LSI with an interest rate set at the prime rate. Additionally, the Company transferred its rights and all related assets in its drug testing kit to LSI in exchange for a note payable to the Company in the amount of $353,123 and an obligation by LSI to pay royalties on related product sales if LSI is able to successfully sell this for a period of five years. As of December 31, 1995, there were no royalties earned by the Company. The return of the Company's Common Stock has been accounted for as the acquisition of treasury stock and, therefore, no gain or loss was recognized.

Because the Company's investment in the preferred stock of LSI represented less than a 10% interest in that company and was accounted for under the cost method in future periods, and since the Company was no longer in the drug testing business, the accompanying consolidated financial statements present LSI on an unconsolidated basis.

A summary of LSI's results of operations is as follows:



                                 For the
                                  Period
                             Jan.1,1994,      For the
                                      to   Year Ended
                             Apr.18,1994  Dec.31,1993
                             -----------  -----------
Statements of operations-
  Revenues                    $1,294,775   $3,971,950
  Cost of laboratory services   (635,653)  (2,190,462)
  Operating expenses            (545,493)  (1,661,014)
  Other                          (34,255)     (47,207)
                             -----------  -----------
  Net income                     $79,374      $73,267
                             ===========  ===========

In August, 1994, the Company agreed to exchange its 706,244 shares of preferred stock in LSI valued at $706,244, for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI"), contingent upon LSAI successfully completing an initial public offering ("IPO"), with LSI as its 100% operating subsidiary. No gain or loss was recognized on this exchange.

In September, 1994, LSAI successfully completed its IPO of 1,200,000 shares of common stock and, currently trades under the symbol ("LABZ") on the Nasdaq Small Cap Market System. The Company has agreed not to sell its 239,405 shares of common stock of LSAI prior to July 8, 1996, without the prior consent of LSAI and certain of its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144.

Investment in LSAI

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 requires that equity securities that have readily determinable fair values shall be classified as "available for sale" if not held for the objective of generating profits on short-term differences in price. Accordingly, the Company's common stock investment in LSAI is classified and treated as available for sale.

SFAS No. 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At December 31, 1995 and 1994, there was not a material difference between cost and market value of the Company's investment in LSAI common stock; therefore, no adjustment was made to shareholders' equity.

At December 31, 1995 and 1994, the Company's investment in LSAI includes LSAI common stock valued at cost of $706,244, and a note receivable from LSAI of

$353,123, for a total investment of $1,059,367. The Company believes the note receivable, which is carried at cost, approximates fair value.

Acquisition of P.T. Buana

The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock of PT Buana (par value equivalent to $1,000 U.S. each, which shares were held in trust by MBf Holdings for the benefit of MBf International), representing 70% of the outstanding common stock of PT Buana and a non-interest-bearing demand note in the principal amount of $737,769 ("Note"), for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana are under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost (see Note 11). The Note is guaranteed by MBf Holdings Berhad ("MBf Holdings"), the parent company of MBf International. PT Buana is a latex examination glove factory, located in Indonesia, which will supply production for the Company.

The factory has not begun production as of December 31, 1995, and is in the start-up phase of operation. Accordingly, the factory has capitalized certain start-up costs incurred and will begin amortizing these costs over a one-year period upon commencement of operations. As of December 31, 1995, the Company has recorded a minority interest in the PT Buana subsidiary of $144,558 as reflected in the consolidated balance sheets, representing the nonowned 30% interest in the factory. The minority interest of PT Buana is owned by Indonesian banks financing its construction and operations.

3. RELATED-PARTY TRANSACTIONS:

MBf International, which holds the Series A Common Stock of the Company and is the majority shareholder of the Company, is a wholly owned subsidiary of MBf Holdings, a publicly traded company on the Kuala Lumpur Stock Exchange.

At December 31, 1995 and 1994, amounts due from/to affiliates/shareholders consist of the following:


                                             1995          1994
                                          ------------  ------------
Due from affiliates/shareholders-
  Current-
    MACC Trading                                    $-    $1,500,000
                                          ============  ============
Long term-
MBf Holdings                                    $6,718        $6,718
MBf Personal Care                            1,127,970       650,000
MBf International                              200,273       200,273
MBf Marketing                                    8,207         8,207
MACC Partners                                  350,000       367,632
MBf Rubber                                      98,448             -
                                          ------------  ------------
Total long term                             $1,791,616    $1,232,830
                                          ============  ============




                                                  1995          1994
                                          ------------  ------------
Due to affiliates/shareholders-
  Current-
    MBf Rubber                            $         -   $(1,309,934)
    MBf Holdings                              (85,195)      (53,234)
    MBf Insurans                              (21,360)            -
    MBf Management                            (13,226)       (8,129)
    MBf Factors                              (876,785)     (876,785)
    MBf Health (now known as PIE Healthcare)        -    (1,831,790)
    MACC Trading                                    -      (350,000)
    MBf Personal Care                               -       (98,652)
    MBf Printing                             (218,913)            -
    PT Prakasa Bangun Mandiri                (161,409)            -
    PT Sigmakarya Perdana Multicorpora       (160,764)            -
                                          -----------   -----------
          Total current                   $(1,537,652)  $(4,528,524)
                                          ===========   ===========
Long term--MACC Trading                   $(1,100,000)  $  (765,232)
                                          ===========   ===========

During 1995, 1994 and 1993, the Company purchased a substantial majority of its inventories from MBf Health and MBf Rubber. MBf Health and MBf Rubber are latex examination glove manufacturing subsidiaries of MBf International.
Prices charged by these factories are subject to change and, due to the guaranteed income provisions of the Share Exchange Agreement discussed in Note 2, are not the same as prices which would be charged by unrelated parties in 1994 and 1993. During 1994 and 1993, credits against purchases, which enabled the Company to meet the pretax earnings requirements of the Share Exchange Agreement, were $3,106,372 and $1,477,692, respectively. Amounts due from/to MBf Health and MBf Rubber primarily arose from purchases of inventories and credits received under the Share Exchange Agreement. During 1995, MBf Rubber ceased operations in Malaysia and is a discontinued operation.

On August 16, 1995, MBf International announced that it had executed an agreement with Perusahaam Intan Emas Sdn. Bhd. ("PIE") for the sale of its subsidiary, MBf Health, with the option to repurchase the company. In connection with the sale, a distribution agreement was executed between MBf Health and the Company, calling for the purchase of product by the Company according to a predetermined formula. During October, 1995, PIE changed the name MBf Health Products Sdn. Bhd. to PIE Healthcare Products Sdn. Bhd. ("PIE Healthcare"). See Note 1 for more information on this distribution agreement.

During 1995, the Company purchased a majority of its powdered latex examination gloves from PIE Healthcare. The Company intends to continue to purchase its powdered latex examination gloves from PIE Healthcare and to purchase nonpowdered gloves from other sources. The Company does not expect the sale of MBf Health to have an impact on its operations. Since PIE Healthcare is not considered to be a related party subsequent to August 16, 1995, the liability to MBf Health was reclassified from due to affiliates to the trade payable liability at December 31, 1995.

Some inventory purchases from affiliates were financed through MBf Factors, an affiliate of MBf Holdings. Amounts due to MBf Factors of $876,785 at December 31, 1995 and 1994, bear interest at 9% per annum.

Amounts due from MBf Personal Care Sdn. Bhd. ("MBf Personal Care"), includes $200,000 of credits taken by the Company in 1994 against purchases made from MBf Personal Care due to defects in the inventories purchased. MBf Personal Care is a subsidiary of MBf Capital Berhad, a publicly traded company on the Kuala Lumpur Stock Exchange, and owned approximately 32% by MBf Holdings. Additionally, effective December 31, 1994, the Company entered into an agreement with MBf Personal Care whereby MBf Personal Care was granted the exclusive rights to manufacture Playboy brand condoms for the Company. MBf Personal Care agreed to pay $450,000 for such rights which have been recorded as other income--income from affiliates and is included in the due from MBf Personal Care in the accompanying financial statements.

The amounts due from MBf International represents costs associated with the Share Exchange Agreement (see Note 2). As the timing of repayment of the due from affiliate amounts is uncertain, the receivables from affiliates have been classified as long term.

The amount due to MBf Insurans, an MBf Holdings' affiliate, represents the cost of insuring inventories in transit. Amounts paid to MBf Insurans for this coverage were $18,915, $36,696 and $30,643 in 1995, 1994 and 1993, respectively.

On December 30, 1993, the Company entered into an agreement with a subsidiary of MBf Holdings, MACC Trading Limited ("MACC Trading"), to purchase license rights and a condom distribution agreement. MACC Trading had, earlier in 1993, acquired the license and distribution rights from an unaffiliated party for a signing bonus of $300,000 and an obligation to pay minimum future royalties on sales of products covered by the agreement. The Company purchased the rights and distribution agreement from MACC Trading for $1,488,830, assumption of the signing bonus and assumption of all liabilities for future minimum royalties. As part of the agreement, the Company also purchased related inventories from
MACC Trading in the amount of approximately $262,000.   Because the purchase
price exceeded MACC Trading's purchase price for the rights from an unaffiliated party, the Company's excess obligation has been reflected as a charge against equity, similar to a dividend. MACC Trading's carryover basis in the agreement of $325,000 was reflected as a 1993 addition to "trademarks and license rights" in the 1993 consolidated balance sheet.

On February 18, 1994, the Company made the $600,000 down payment to MACC Trading in accordance with the Agreement. A balance of $1,100,000 remains on this obligation to MACC Trading. This balance is payable in 60 equal monthly installments of $19,167 with interest on the unpaid balance at the prime rate commencing May 1, 1994. By mutual agreement MACC Trading agreed to defer the commencement of monthly installments and the related interest thereon.

In December, 1994, the Company made a short-term loan to MACC Trading in the principal amount of $1,500,000 with interest payable at four (4%) percent over prime. On May 5, 1995, the Company and MBf Holdings (the parent of MACC Trading) entered into an agreement pursuant to which the Company offset the MACC Trading receivable and accrued interest ($1,572,688) against the trade payable balance owed by the Company to MBf Health, which was an indirect subsidiary of MBf Holdings, resulting in effective repayment of the loan.

During 1994, the Company provided consulting services to MACC Partners, a subsidiary of MBf Holdings, for which MACC Partners agreed to pay $350,000; this amount has been recorded as due from affiliates/shareholders--long-term and other income--income from affiliates in the accompanying financial statements.

In October, 1995, the Company received a $1,200,000 loan from MBf
International, which was subsequently converted into 250,980 shares of the Company's Common Stock (see Note 8).

4. OTHER ASSETS:

The excess purchase price over the value of the net assets of AHPC acquired in February, 1992, in accordance with the Share Exchange Agreement (Note 2), was recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 40 years.

Trademarks and license rights are amortized on a straight-line basis over the period of the underlying agreement. Amortization of trademarks and license rights was $75,269 in 1995 and $41,118 in 1994. See Note 3 for a discussion of the 1993 addition to "trademarks and license rights."

In 1992, the Company entered into noncompete-agreements with two of its former officers. The agreements provide for payments totaling $727,000 for the officers' agreements not to compete with the Company for a period of eight years. Effective December 31, 1993, the Company entered into settlement arrangements with the two officers which released them from the noncompete-obligation. As such, the unamortized balance of the covenants, which amounted to $494,766, was written off in 1993. Amortization expense related to these agreements was $110,400 in 1993.

Other assets as of December 31, 1995 and 1994, consist of the following:


                                                 1995      1994
                                               --------  --------
                 Deferred loan costs            $ 76,752  $112,712
                 Deposits, payments and other    197,984   420,977
                                                --------  --------
                                                $274,736  $533,689
                                                ========  ========

5. TRADE NOTES PAYABLE TO BANKS:

Trade notes payable to banks consist of amounts related to finance inventory purchases which are factored or financed through letter-of-credit arrangements. Factored payable amounts due at December 31, 1995 and 1994, totaled $3,943,282 and $1,320,176, respectively. These factored payable amounts are with nonaffiliated banks and accrue interest at approximately 9% per annum. Amounts due under letter-of-credit arrangements totaled $2,300,635 and $1,201,315 at December 31, 1995 and 1994, respectively. These letter-of-credit liabilities are non-interest-bearing, secured by certain inventories and receivables and guaranteed by MBf Holdings.

In June, 1995, the Company entered into a letter-of-credit banking facility agreement with MBf Bank, Tonga, in the amount of Tonga dollars T$1,000,000 or approximately U.S. $800,000. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter-of-credit facility, bringing the total facility to T$3 million or approximately U.S. $2.4 million. This facility is unsecured and guaranteed by MBf Holdings. This outstanding letter-of-credit liability is reflected in the trade notes payable liability at December 31, 1995.

6. NOTES PAYABLE:

Notes payable and long-term obligations as of December 31, 1995 and 1994, consist of the following:

                                                         1995         1994
                                                     -----------  -----------
Borrowings under a bank revolving line-of-credit
  agreement with available borrowings up to
  $1,600,000 and $4,600,000 at December 31, 1995
  and 1994, respectively, bearing interest at the
  prime rate plus 3% (11.5% at December 31,
  1995), secured by certain inventories and
  accounts receivable, guaranteed by MBf Holdings       $1,500,000   $3,175,000
Bank converted credit loan, bears interest at the
  prime rate plus 3% (11.5% at December 31,
  1995), secured by certain inventories and
  accounts receivable, guaranteed by MBf Holdings        4,825,000            -
PT Buana debt, bearing interest at the Indonesian
  prime rate (approximately 11.5% at December 31,
  1995) secured by land, machinery and equipment,
  accounts receivable and the common stock equity
  of PT Buana, guaranteed by MBf Holdings and the
  minority shareholders of PT Buana, payable in
  eight semiannual installments, due November,
  2000                                                   4,000,000            -
Amounts due to Playboy under license and
  distribution agreement (see Note 3)                       75,000      175,000
Convertible subordinated debentures to trust
  company (option price of $25.00), interest
  payable quarterly at prime plus 1.5% (10% at
  December 31, 1995), due in November, 2001              2,000,000    2,000,000
Convertible subordinated debenture (option price
  of $20.00), interest payable quarterly at prime
  plus 2% (10.5% at December 31, 1995), due in
  1996                                                     166,666      250,000
                                                       -----------  -----------
                                                        12,566,666    5,600,000
Less- Current portion                                   (2,224,166)  (3,300,000)
                                                       -----------  -----------
Long-term obligations                                  $10,342,500   $2,300,000
                                                       ===========  ===========

The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios, limitation on additional borrowings, investments and capital expenditures. As of year-end, the Company was in compliance with these covenants.

In March, 1995, the bank modified and extended the Company's credit facility until October 31, 1997. On August 16, 1995, the Company amended its credit facility with the bank which allowed for the Company to begin utilization of an amended bank credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended bank agreement (a) decreased the revolving line of credit from $6,000,000 to $1,600,000, (b) decreased the letter of credit commitment from $1,800,000 to $1,400,000, (c) decreased the standby letter of credit commitment from $200,000 to $100,000 and (d) transferred $4,825,000 of the outstanding revolving line-of-credit balance into a new nonrevolving converted credit loan, which, along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The bank converted credit loan portion of the amended credit note requires quarterly principal payments totaling $482,500 in 1996 and $723,750 in 1997. The Company may increase the revolving line or line of credit by $2,000,000 as principal payments are made on the bank converted credit loan.

The PT Buana debt consisted of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. As of December 31, 1995, $4.0 million had been borrowed against the facility which was used for the purchase of assets, construction and start-up operation of the Indonesian factory. Subsequent to December 31, 1995, PT Buana had borrowed the remaining $2.5 million on the facility.

The principal portion of long-term debt becomes due as follows:


Fiscal year ending-
1997                 $ 5,217,500
1998                   1,045,000
1999                   1,110,000
2000                     970,000
2001                   2,000,000
                     -----------
                     $10,342,500
                     ===========

Upon maturity of the bank long-term debt in 1997, the Company's intent is to refinance with the associated lender.

7. COMMITMENTS AND CONTINGENCIES:

Litigation

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits and, to date, has been named and served in five actions, one of which was settled in January, 1996, for a nominal amount. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (a) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and

 (b) warnings which accompany such products. In any event, because the Company carries product liability insurance of $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited. However, it is not feasible to predict the ultimate outcome of litigation.

Royalty Commitments

In connection with the Company's purchase of license rights from MACC Trading, the Company assumed responsibility for the payment of royalties to an unaffiliated company on sales of products covered by the agreement. Royalties are 10% of cumulative sales over $1,000,000 through June, 1996, and 10% of sales thereafter. At December 31, 1995, the future minimum commitment is $225,000 for 1996.

Significant Contracts

The Company has a contract with an individual to serve as a spokesman for the Company under a contract which requires annual payments totaling approximately $250,000 through April, 1998.

Significant Customers

During 1995, two of the Company's customers accounted for 28.8% and 24.8% of net sales, respectively. These customers together accounted for 38.6% of accounts receivable at December 31, 1995.

During 1994, two of the Company's customers accounted for 23.5% and 21.1% of net sales, respectively. These customers together accounted for 51.6% of accounts receivable at December 31, 1994.

Letters of Credit

As of December 31, 1995, the Company was contingently liable for outstanding letters of credit totaling $1,043,647.

Operating Leases

The Company conducts all of its operations in leased facilities. Total rent expense included in the accompanying statements of income for 1995 and 1994 was $385,477 and $167,000, respectively.

The following summary presents future minimum rental payments required under the terms of present operating leases:


Fiscal year-
1996          $  409,000
1997             416,000
1998             360,000
1999             231,000
2000              67,000
              ----------
              $1,483,000
              ==========

8. SHAREHOLDERS' EQUITY:

In December, 1995, the Board of Directors approved that the Company reincorporate in Maryland in part to benefit from franchise tax and corporate governance provisions of the Maryland Statutes and, in part, to effect a conversion of the Company from an Oklahoma corporation to a Maryland corporation. In connection with the reincorporation, the Board approved and the Company effected a 10-for-1 reverse stock split of its Series A Common Stock and Common Stock. As a result, each shareholder received one share of Series A Common Stock or Common Stock of the Company successor, a Maryland corporation, subsequent to the merger, for every 10 shares of Series A Common Stock or Common Stock held by such shareholder. Additionally, the Common Stock underlying all of the Company's outstanding warrants and options were adjusted to reflect the 10-for-1 reverse stock split.

All share and per share information in the accompanying financial statements give retroactive effect of the 10-for-1 reverse stock split which occurred December 18, 1995.

In October, 1995, the Company issued 250,980 shares of Common Stock to MBf International in exchange for $1,200,000. MBf International loaned the Company $1,200,000 to pay for AHPC's 7% Cumulative Preferred Stock having a value of $1,200,000 which the Company had purchased on September 29, 1995. MBf International agreed to accept shares of the Company's Common Stock having a value of $1,200,000 in satisfaction of the Company's indebtedness to MBf International.

In October, 1995, the Company issued 255,072 shares of Common Stock in exchange for a 70% equity interest in PT Buana, an Indonesian glove manufacturing factory, and a note receivable in the amount of $737,769.

A $26,856 foreign currency translation adjustment was recorded at December 31, 1995, which represents the loss on conversion of PT Buana's Indonesian Rupiahs to U.S. dollars at December 31, 1995.

The Company issued 18,000 shares in 1993 of its Common Stock valued at $241,562 for advertising and public relation services.

As of December 31, 1992, there were outstanding warrants to purchase 13,413 shares of the Company's Common Stock at an exercise price of $15.00. On December 4, 1992, the Company gave notice to the holders of such warrants of its election to redeem all such warrants on January 12, 1993, at $.10 per warrant. All warrants which were not exercised by January 15, 1993 expired.

As of December 31, 1992, there were warrants outstanding to purchase 3,375 units at $30.00 (the "$30.00 Units") per unit through October 1995. Each unit consists of four shares of Common Stock and, until January 5, 1993, each unit included two warrants, with each warrant exercisable to purchase one share of Common Stock at $15.00. All unexercised warrants expired in 1995.

As of December 31, 1992, there were also warrants outstanding to purchase 2,508 units at $107.00 (the "$107.00 Units") per unit through October, 1993; each unit consists of 10 shares of Common Stock and, until January 15, 1993, each unit included two warrants, with each warrant exercisable to purchase one share of

Common Stock at $15.00. During 1993, the exercise date of the $107.00 units was extended to April 30, 1994. All of these warrants were exercised by the end of 1994.

In November, 1994, warrants were issued to purchase 7,500 shares of the Company's Common Stock at an exercise price of $22.50. The warrants are exercisable through November, 1999.

In 1994, warrants to purchase 185,000 shares of the Company's Common Stock were issued at an exercise price of $15.00. All of these warrants are currently exercisable at December 31, 1995. During 1995, 10,000 warrants, convertible into 10,000 shares of Common Stock, expired.

A summary of warrant activity since December 31, 1992, is as follows:


                              $15.00   $30.00  $107.00    $22.50
                            Warrants    Units    Units  Warrants
                            --------  -------  -------  --------
Balance, December 31, 1992    13,413    3,375    2,508         -
  Exercises                  (10,540)  (1,075)    (737)        -
  Expirations                 (2,873)       -        -         -
                            --------  -------  -------  --------
Balance, December 31, 1993         -    2,300    1,771         -
  Exercises                        -        -   (1,771)        -
  Additions                  185,000        -        -     7,500
                            --------  -------  -------  --------
Balance, December 31, 1994   185,000    2,300        -     7,500
  Expirations                (10,000)  (2,300)       -         -
                            --------  -------  -------  --------
Balance, December 31, 1995   175,000        -        -     7,500
                            ========  =======  =======  ========


Additionally, during 1994, the Company also issued certain debt which is convertible at any time at the noteholder's option (see Note 6) into 92,500 warrants to purchase Common Stock at $20.00 to $25.00 per share. At December 31, 1995, there were no exercises of these debt conversion warrants.

The Company has reserved Common Stock for issuance upon conversion of these warrants.

9. STOCK OPTION PLAN:

On February 12, 1991, the Board of Directors approved the Company's Omnibus Equity Compensation Plan (the "Plan") which authorized the issuance of approximately 390,000 shares (computed based on shares outstanding subsequent to the Share Exchange Agreement) of the Company's Common Stock in the form of stock options, restricted stock and other equity based awards to employees and directors. The number of shares of Common Stock reserved for the Plan are the sum of the following: (a) 100,000 shares of Common Stock, (b) 10% of the Common Stock outstanding and (c) Common Shares underlying any director options. Each newly elected nonincumbent director is issued 1,000 director options.

A summary of options outstanding under the Plan is as follows:


                            Outstanding       Exercise
                                Options          Price  Expiration
                            -----------  -------------  ----------
Balance, December 31, 1992      105,121   $5.90-$14.40     2001
  Grants                        119,232    9.40- 13.40     2001
  Rescissions                    (6,824)         14.40     2001
                            -----------  -------------
Balance, December 31, 1993      217,529    5.90- 14.40
  Grants                        138,550   11.90- 25.00    1999-2004
  Rescissions                   (20,000)     11.90         2001
  Exercises                     (26,900)   5.90- 11.90     2001
  Expirations                   (20,424)     14.40         2001
                            -----------  -------------
Balance, December 31, 1994      288,755    5.90- 25.00
  Grants                         62,675    2.63- 16.80      2005
  Rescissions/expirations      (200,981)   9.40- 22.80   2002-2005
  Exercises                        (500)      5.90          2001
                            -----------  -------------
Balance, December 31, 1995      149,949  $2.63-$25.00
                            ===========  =============

The exercise price of the stock options granted in 1995 and 1994 was established as the market price at the date of the grant. The exercise price of stock options granted in 1992 was established in February, 1993, as the market price at that date. Of the 149,949 options outstanding at December 31, 1995, 110,415 are currently exercisable, 38,267 become exercisable in 1996 and 1,267 become exercisable in 1997.

The Company has reserved Common Stock for issuance upon conversion of these options.

10. INCOME TAXES:

The effective income tax rates differ from the statutory federal income tax rate of 34% for the years ended December, 1995 and 1994. A reconciliation of the statutory rate with the effective rate follows:


                                                            1995       1994
                                                    ------------  ---------
Tax expense (benefit) at statutory rate of 34%      $ (1,653,897) $ 340,180
Goodwill amortization                                     51,207     23,287
State income taxes                                             -     63,931
Reduction in valuation allowance due to
utilization of net operating loss carryforwards                -   (427,398)
Increase in deferred tax asset valuation allowance     1,602,690          -
                                                    ------------  ---------
                                                    $          -  $       -
                                                    ============  =========

In 1993, the Company incurred a net operating loss for both book and tax purposes. The Company has elected to carry losses incurred forward for book and tax purposes. Accordingly, no benefit for income taxes has been reflected in the accompanying 1993 consolidated statement of operations.

The Company has net operating loss carryforwards at December 31, 1995, of approximately $4,900,000 which are available to reduce federal taxable income in future periods and will begin expiring in 2003. In accordance with federal tax regulations, usage of the net operating loss carryforwards are subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 2. Because of these factors, the utilization of the net operating loss at December 31, 1995, may be significantly limited.

Due to the Company's net operating loss position, deferred tax assets in the amount of approximately $2,046,000 at December 31, 1995, were reserved as follows:


Accruals not deductible until paid              $   184,000
Net operating loss carryforwards, tax effected    1,862,000
Valuation allowance                              (2,046,000)
                                                -----------
                                                $         -
                                                ===========

11. SUPPLEMENTAL CASH FLOW INFORMATION:

The acquisition of PT Buana on October 31, 1995, involved the issuance of the Company's Common Stock and was accounted for as follows:


Assets acquired-
  Note receivable                                                 $   737,769
  Prepaid expenses and other current assets                            43,785
  Land, land improvements and construction in progress              4,556,984
  Other assets                                                         11,208
  Accounts payable and accrued expenses assumed                      (156,375)
  Other current liabilities assumed                                (2,940,919)
  Other noncurrent liabilities assumed                             (1,155,597)
                                                                  -----------
                                                                  $ 1,096,855
                                                                  ===========
Common Stock issuance allocated to-
  Common Stock                                                    $     2,551
  Additional paid-in capital                                        1,094,304
                                                                  -----------
                                                                  $ 1,096,855
                                                                  ===========
Other noncash investing and financing activities are as follows-
  Repayment of note receivable (Note 3)                           $ 1,500,000
  Conversion of loan to Common Stock (Note 3)                       1,200,000
                                                                  ===========

Cash paid for interest on debt outstanding for the years ended December 31, 1995, 1994 and 1993, was $730,405, $266,247 and $104,100, respectively.

Cash paid for income taxes during the year ended December 31, 1995, was approximately $75,000. There were no income taxes paid during 1994 or 1993.

12. NEW ACCOUNTING PRONOUNCEMENT:

In March, 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), was issued. The application of the statement would require the Company to evaluate facts and circumstances that indicate that the costs of certain property, plant, equipment and intangible assets may be impaired. If an evaluation is required, the estimated future net cash flows (undiscounted and without interest charges) associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company, consistent with existing generally accepted accounting principles, currently states its fixed assets and intangibles at the lower of cost or net realizable value. The Company is required to adopt SFAS No. 121 effective January 1, 1996, and could have a material impact on the results of operations and financial position of the Company during fiscal 1996. As of December 31, 1995, the impact of implementing this standard is undeterminable.

13. GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED):

The United States is considered the country of origin for all of the Company's revenues for the three years presented herein, including exports from the U.S.

Identifiable assets at December 31, 1995, consist of the following:


                      United
                      States        Asia        Total
                    -----------  ----------  -----------
Current assets      $15,649,688    $402,029  $16,051,717
Fixed assets            287,712   5,156,610    5,447,322
Other assets          4,718,724     155,441    4,874,165
                    ===========  ==========  -----------
  Consolidated total                         $26,373,204
                                             ===========