Form 10-Q
period 1996-03-31
MBF USA INC
filed 1996-05-15
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from
                          __________ to _____________.

         Commission File Number:
                                 0-17458


                                 MBf USA, Inc.
             (Exact name of registrant as specified in its charter)

           Maryland                                        73-1326131
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
                    ---------------------------------------
                    (Address of principal executive office)

                                 (708) 285-9191
                    ---------------------------------------
              (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 8, 1996 was 1,600,795 and 1,252,537, respectively.

                                 MBf USA, Inc.

                                     INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.

         Consolidated Balance Sheets
         March 31, 1996 (unaudited) and December 31, 1995 . . . . . . . .  pg. 1

         Consolidated Statements of Operations (unaudited)
         for the Three Months Ended March 31, 1996 and 1995 . . . . . . .  pg. 3

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 31, 1996 and 1995 . . . . . . .  pg. 4

         Notes to the Interim Consolidated
         Financial Statements (unaudited) . . . . . . . . . . . . . . . .  pg. 5


Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . .  pg. 8



                          PART II - OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . pg. 11

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                           March 31,1996         December 31,1995
                                                                           -------------         ----------------
                                                                             (Unaudited)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   301,879             $   706,309
  Accounts receivable - trade, net of allowance for
     doubtful accounts of $65,091 in 1996 and
     $56,091 in 1995                                                          4,865,755               4,657,616
  Inventories                                                                 8,670,914              10,119,642
  Prepaid expenses                                                              596,055                 486,420
  Other current assets                                                            1,645                  81,730
                                                                            -----------             -----------
         Total current assets                                                14,436,248              16,051,717
                                                                            -----------             -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                                    706,820                 698,657
  Construction in progress                                                    6,165,863               4,242,199
  Vehicles                                                                       88,486                  41,487
  Building improvements                                                          21,744                  21,744
  Equipment, furniture and fixtures                                             730,158                 672,637
                                                                            -----------             -----------
         Total property, plant and equipment                                  7,713,071               5,676,724
  Less - Accumulated depreciation                                              (257,961)               (229,402)
                                                                            -----------             -----------
         Property, plant and equipment, net                                   7,455,110               5,447,322
                                                                            -----------             -----------

INVESTMENT IN LSAI                                                            1,059,367               1,059,367
                                                                            -----------             -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $320,972
     in 1996 and $306,527 in 1995                                             1,429,028               1,443,473
  Trademarks and license rights, net of accumulated
    amortization of $53,899 in 1996 and $47,688 in 1995                         298,762                 304,973
  Due from affiliates                                                         1,676,832               1,791,616
  Other assets                                                                  589,433                 274,736
                                                                            -----------             -----------
                             Total other assets                               3,994,055               3,814,798
                                                                            -----------             -----------
                                                                            $26,944,780             $26,373,204
                                                                            ===========             ===========





  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                                     March 31,1996          December 31,1995
                                                                                     -------------          ----------------
                                                                                      (Unaudited)
                                   LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable - trade                                                         $  1,730,429              $  2,494,527
    Notes payable and current portion of
       long-term obligations                                                            2,112,525                 2,224,166
    Trade notes payable to banks                                                        5,734,134                 6,243,917
    Due to affiliates                                                                   1,269,795                 1,215,479
    Accrued expenses                                                                    1,256,827                   958,130
                                                                                     ------------               -----------
                                   Total current liabilities                           12,103,710                13,136,219
                                                                                     ------------               -----------

LONG-TERM DEBT OBLIGATIONS                                                             12,192,130                10,342,500
                                                                                     ------------               -----------

OTHER LONG-TERM LIABILITIES:
    Due to affiliate                                                                    1,100,000                 1,100,000
    Other long-term liabilities                                                           339,309                   330,266
                                                                                     ------------               -----------
                                   Total other long-term liabilites                     1,439,309                 1,430,266
                                                                                     ------------               -----------

MINORITY INTEREST IN SUBSIDIARY                                                           141,812                   144,558
                                                                                     ------------               -----------

SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value, 1,252,537 shares
       authorized, 1,252,537 shares issued and outstanding                                 12,525                    12,525
    Common stock, $.01 par value, 4,000,000 shares
       authorized, 1,730,795 and 1,224,248 shares
       issued and outstanding in 1996 and 1995, respectively                               17,308                    17,308
    Additional paid-in capital                                                          7,487,944                 7,487,944
    Retained Earnings (Deficit)                                                        (5,089,177)               (4,848,224)
    Foreign currency translation adjustment                                               (37,745)                  (26,856)
    Less - Common stock in treasury at cost
       130,000 shares in 1996 and 1995                                                 (1,323,036)               (1,323,036)
                                                                                     ------------               -----------
                                   Total shareholders' equity                           1,067,819                 1,319,661
                                                                                     ------------               -----------

                                                                                     ------------               -----------
                                                                                     $ 26,944,780                26,373,204
                                                                                     ============               ===========





 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months
                                                                              Ended March 31,
                                                                  ---------------------------------------
                                                                     1996                        1995
                                                                  ------------              -------------
                                                                             (Unaudited)
REVENUES:
  Product sales, net                                               $11,934,133               $ 9,845,508
  Interest                                                               6,399                    56,438
  Other                                                                 34,747                    67,012
                                                                  ------------               -----------
               Total revenues                                       11,975,279                 9,968,958
                                                                  ------------               -----------

COSTS AND EXPENSES:
  Cost of product sales                                              9,737,894                 8,458,353
  Selling, general and administrative                                2,163,713                 1,980,761
  Depreciation and amortization                                         53,695                    53,297
  Interest                                                             259,010                   154,926
                                                                  ------------               -----------
               Total costs and expenses                             12,214,312                10,647,337
                                                                  ------------               -----------

               Income (loss) from continuing operations before
                  income from investment, minority interest in
                  subsidiary, and provision for income taxes          (239,033)                 (678,379)

INCOME (LOSS) FROM MINORITY INTEREST IN SUBSIDIARY                      (1,920)                     -
                                                                  ------------               -----------

               Income (loss) from continuing operations before
                  provision for income taxes                          (240,953)                 (678,379)

PROVISION FOR INCOME TAXES                                                -                         -
                                                                  ------------               -----------

               Income (loss) from continuing operations               (240,953)                 (678,379)

DISCONTINUED OPERATIONS OF SUBSIDIARY                                     -                       (8,437)
                                                                  ------------               -----------
               Net Income (Loss)                                  $   (240,953)              $  (686,816)
                                                                  ============               ===========


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                       2,853,332                 2,458,973
                                                                  ============               ===========


NET INCOME (LOSS) PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                                    $      (0.08)              $     (0.28)
                                                                  ============               ===========





      The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Three Months
                                                                                             Ended March 31,
                                                                                   ----------------------------------
                                                                                        1996               1995
                                                                                   -------------        -------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                              $  (240,953)         $ (686,816)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation                                                                     28,559              19,266
       Amortization                                                                     25,137              34,031
       Provision for doubtful accounts                                                   9,000              13,000
       (Income) loss from discontinued operations of subsidiary                            -                 8,437
       Changes in certain assets and liabilities:
          Accounts receivable - trade                                                 (217,139)           (425,369)
          Inventories                                                                1,448,728           1,087,783
          Prepaid expenses                                                            (109,635)           (189,312)
          Other current assets                                                          80,085                -
          Accounts payable - trade                                                    (764,098)            476,015
          Accrued expenses                                                             298,697            (100,024)
                                                                                   -----------          ----------
       Net cash provided by operating activites                                        558,381             237,011
                                                                                   -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (2,036,347)           (140,215)
    Expenditures for other assets                                                     (319,178)            (53,227)
    Advances from discontinued subsidiary                                                  -                41,738
    Minority interest in subsidiary                                                     (2,746)               -
                                                                                   -----------          ----------
       Net cash used in investing activities                                        (2,358,271)           (151,704)
                                                                                   -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Amounts due (from) to affiliates                                                   169,100            (430,361)
    Net borrowings (payments) on trade notes payable to banks                         (509,783)             (3,905)
    Proceeds from notes payable                                                      2,039,656             325,000
    Net proceeds from stock option exercises                                              -                  2,951
    Payments on notes payable                                                         (301,667)            (25,000)
    Proceeds from minority interest shareholder advances                                 9,043                -
                                                                                   -----------          ----------
       Net cash provided by (used in) financing activities                           1,406,349            (131,315)
                                                                                   -----------          ----------

IMPACT OF EXCHANGE RATES ON CASH                                                       (10,889)               -

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (404,430)            (46,008)
                                                                                   -----------          ----------

CASH AND CASH EQUIVALENTS, beginning of period                                         706,309              96,096
                                                                                   -----------          ----------
CASH AND CASH EQUIVALENTS, end of period                                           $   301,879          $   50,088
                                                                                   ===========          ==========





  The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

1.       Basis of Presentation:

         On February 27, 1992 the shareholders of American Drug Screens, Inc. (a Maryland corporation which changed its name on May 21, 1993 to MBf USA, Inc., the "Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock") from 2,000,000 to 4,000,000 shares, and the authorization of 1,252,537 shares of a new Series A Convertible Common Stock, par value $0.01 per share ("Series A Common Stock"),
(b) the acquisition by a wholly owned subsidiary of the Company of all the issued and outstanding shares of common stock of AHPC from MBf International, Ltd., a Hong Kong corporation and the majority shareholder of the Company ("MBf International"), in exchange for 1,252,537 shares of Series A Common Stock; and
(c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction was accounted for as a purchase.

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ended December 31, 1996.

2.       Description of Business:

         MBf USA, Inc. and subsidiaries market medical examination gloves in the United States and Playboy brand condoms internationally. The Company's 70% owned Indonesian manufacturing plant is the start-up phase of operations as of March 31, 1996, and will manufacture latex medical examination gloves. The factory began shipping product in May, 1996.

3.       Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, American Health Products Corporation ("AHPC"), MBf America, Inc. (an inactive holding company), Premier Latex, Inc., which is currently inactive, and Disposable Garments, Inc. ("DGI"), a discontinued operation which is currently inactive. Effective October 31, 1995, the Company acquired a 70% interest in an Indonesian glove manufacturing factory, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

4.       Other Items:

         The Company's investment in Laboratory Specialist of America, Inc. ("LSAI") on the balance sheet at March 31, 1996 is comprised of a note receivable from LSAI of $353,123 and a common stock investment in LSAI, at cost, of $706,244. The Company has agreed not to sell its 239,405 shares of LSAI common stock prior to July 8, 1996 without the prior consent of LSAI and its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144.

         The Company's investment in the publicly traded stock of LSAI is accounted for as "available for sale" securities in compliance with the provisions of the Statement of Financial Accounting Standards No. 115 (SFAS
115). On March 29, 1996, the Company's common stock investment in LSAI had a market value of $793,029. The increase in the investment and shareholders' equity has not been recorded as of March 31, 1996 due to the restrictions on the sale of the stock.

5.       Acquisition of PT Buana:

         The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock of PT Buana, representing 70% of the outstanding common stock of PT Buana, and a non-interest-bearing demand note in the principal amount of $737,769, for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana are under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost. The demand note is guaranteed by MBf Holdings Berhad ("MBf Holdings"), the parent company of MBf International. PT Buana is a latex examination glove factory, located in Indonesia, which will supply production for the Company's subsidiary, AHPC.

         The factory has not begun production as of March 31, 1996, and is in the start-up phase of operation. Accordingly, the factory has capitalized certain start-up costs incurred and will begin amortizing these costs over a one-year period upon commencement of operations. As of March 31, 1996, the Company has recorded a minority interest in the PT Buana subsidiary of

$141,812 as reflected in the consolidated balance sheets, representing the non-owned 30% equity interest in the factory. The minority interest of PT Buana is owned by Indonesian banks financing its construction and operations.

6.       Accounting for Income Taxes:

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

         The effective income tax rates differ from the statutory federal income tax rate of 34% at March 31, 1996 and 1995. The sources and tax effects of the differences are as follows:

                                                                    1996                      1995
                                                                    ----                      ----
Tax expense at statutory rate of 34%                               $(81,924)                $(233,517)
Goodwill amortization                                                14,445                    11,570
Increase in deferred tax asset valuation allowance                   67,479                   221,947
                                                                   --------                 ---------
Provision for income taxes                                         $      0                 $       0
                                                                   ========                 =========

         The Company had net operating loss carry forwards ("NOLs") at December 31, 1995 of approximately $4,900,000 which were available to reduce Federal taxable income in future periods and will begin expiring in 2003. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the NOLs generated prior to December 31, 1995 may be significantly limited.

7.       Contingencies:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits and to date is named and served in six (6) actions. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (i) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and (ii) warnings which accompany such products. In any event, because the Company carries product liability insurance with $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited but such litigation could have a materially adverse effect on the Company. However, it is not possible to predict with any degree of certainty the ultimate outcome of litigation.

8.       Reclassifications:

         Certain reclassifications were made to the December 31, 1995 balance sheet and consolidated statement of operations for the three months ended March 31, 1995. These changes had no effect on the net income (loss) for any period and were made for consistency purposes only.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is engaged in the international marketing and distribution of Playboy(R) brand latex condoms after acquiring the Playboy license rights on December 30, 1993. The sales of condoms is a small portion of total product sales due to the short period the Company has been in this business, which commenced in 1994. The Company's subsidiary, AHPC, is engaged in the marketing and distribution of examination gloves in the United States. AHPC's gloves sales make up the vast majority of product sales and AHPC has been in business since its incorporation in January 1989.

         PT Buana was incorporated in Indonesia on October 17, 1994, and has not yet begun operations at March 31, 1996. Since the Company acquired a 70% interest in PT Buana on October 31, 1995, and due to the start-up nature of the factory, certain start-up costs have been capitalized until operations begin and will be amortized over a one year period. PT Buana's production of latex examination gloves began in April 1996 and shipments of product began in May 1996.

         Total revenues for the first quarter ended March 31, 1996 were $11,975,279 compared to $9,968,958 for the same period in 1995, an increase of 20.1%. For the three months ended March 31, 1996, total revenues include product sales of $11,175,993 from the Company's exam glove product line sold by AHPC and $758,140 from the Playboy condom product line, increases of 17.1% and 152.5%, respectively. over the same period in 1995. Sales of exam gloves and Playboy condoms for the comparable period in 1995 were $9,545,286 and $300,222, respectively.

         The increased sales volume at AHPC in the three month period is attributable to more developed customer relationships, and the ability to fulfill customers' quantity requirements. The Company has maintained its glove inventory levels which enabled glove sales to increase by over 17% in the first quarter of 1996 as compared to the same period in 1995. In the first quarter of 1995, AHPC was experiencing inventory shortage problems which were not applicable in the first three months of 1996. During the first three months of 1996, two of AHPC's customers accounted for approximately 58% of glove sales. The loss of either of such customers of AHPC would have a material adverse effect on the Company.

         The increase in sales of Playboy condoms in the three month period ended March 31, 1996 is attributable to the expansion of the Playboy condom distribution channels and to more developed customer relationships. Currently, the Company has signed distribution agreements in 20 countries, is working to increase sales with its existing international distributors and is seeking to obtain superior distributors in several new countries. The Company had 18 signed distribution agreements at March 31, 1995.

         The Company has achieved a condom sales increase of 152.5% in the first quarter of 1996 over the comparable 1995 period. However, the Playboy License Agreement requires the Company to meet certain minimum net sales per country, as well as aggregate sales per region, and failing to do so, Playboy Enterprises, Inc. ("PEI") may revoke the right to sell, or grant additional licenses to sell in each such country. As of May 13, 1996, no such revocation has been made and the Company still has the rights to distribute the Playboy condoms to all countries in which there are signed distribution agreements.

         Cost of goods sold as a percentage of sales for the three month period ended March 31, 1996 was 81.6%, compared to 85.9% for the comparable period in 1995. This decrease in cost of sales as a percentage of sales is attributed to: 1) more favorable glove purchase prices obtained in 1996 due to a lower Malaysian raw material latex price; 2) AHPC's increased glove sale prices in the second half of 1995; and 3) more condom sales which have a higher profit margin than glove sales.

         Selling, general and administrative expenses increased from $1,980,761 for the three months ended March 31, 1995 to $2,163,713 for the same period in 1996. The increase is attributable to higher costs associated with the introduction, launch and advertising of Playboy condoms in new and established countries and an increase in selling expenses at AHPC commensurate with its sales growth.

         Interest expense increased from $154,926 for the quarter ended March 31, 1995 to $259,010 for the same period in 1996. The increase is attributable to higher levels of borrowing and debt to fund the growth, expansion, and development of the Company.

         Some statements in this Form 10-Q are forward looking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect actual results are product demand, the effect of economic conditions, exchange rate and interest rate movements, the impact of competitive products and pricing, political risks in the countries in which the Company has operations or sales and supply constraints.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had a working capital surplus of $2,322,538 compared to a $2,915,498 surplus at December 31, 1995. The decrease in working capital is primarily attributable to a reduction in cash, inventory and payables, offset by a net loss of $240,953.

         On August 16, 1995, the Company amended its credit facility loan agreement with Bank Bumiputra Malaysia Berhad ("BBMB") which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement: (i) decreased the revolving line of credit from $6,000,000 to $1,600,000; (ii) decreased the letter of credit commitment from $1,800,000 to $1,400,000; and (iii) decreased the standby letter of credit commitment from $200,000 to $100,000. It transferred $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted Loan Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Company is obligated to maintain AHPC's net worth to be a minimum of $3,000,000.

         The Converted Loan Commitment portion of the amended credit note requires quarterly principal payments totaling $482,500 in 1996 and $723,750 in 1997. The Company may increase the revolving line of credit or letter of credit facility by up to $2,000,000 as principal payments are made on the Converted Loan Commitment. In the first quarter of 1996, AHPC paid down the Converted Loan Commitment by $200,000 which increased the letter of credit availability by the same amount. At March 31, 1996 and December 31, 1995, $4,625,000 and $4,825,000, respectively, was outstanding on the Converted Loan Commitment.

         The line of credit bears interest at three percent (3%) over prime. The entire facility, which is guaranteed by MBf Holdings, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1995, $1,500,000 of the credit line and $993,500 of the letter of credit facility had been utilized. At March 31, 1996, $1,500,000 of the credit line and $1,114,208 of the letter of credit facility had been utilized.

         In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank, Tonga in the amount of Tonga dollars T$1,000,000 or approximately US$800,000 at June 30, 1995. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter of credit facility bringing the total facility to T$3 million or approximately US$2.4 million. This unsecured facility is guaranteed by MBf Holdings, the principal shareholder of the Company. At March 31, 1996, $1,538,681 of this letter of credit facility was utilized compared to $1,307,135 at December 31, 1995.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at one and one-half percent (1.5%) over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.50 per share. At March 31, 1996 and December 31, 1995, long-term debt of $2 million is recorded from this transaction. For the three months ended March 31, 1996, the Company incurred interest expense of approximately $50,000 on this indebtedness.

         PT Buana has debt consisting of a syndicated loan facility with three Indonesian banks, amounting to a total credit facility of $6,500,000 and bears interest at the Prime Rate which approximates 11.5% at March 31, 1996. As of March 31, 1996, and December 31, 1995, $6,000,000 and $4,000,000, respectively, was outstanding on this loan facility. The loan proceeds were used for the purchase of assets and equipment, and the construction and start-up operations of the Indonesian factory. The loan is repayable in eight semi-annual installments, beginning in May 1997 and ending in November 2000. The loan facility is guaranteed by MBf Holdings and the minority shareholders of PT Buana.

         The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 27 - Financial Data Schedule

         (b)     Reports on Form 8-K

                 1. On February 13, 1996, the Company filed a Report on Form 8-K wherein it reported on Item 5 that its subsidiary, American Health Products Corporation, had entered into an exclusive supply agreement with American Dental Cooperative.

                 2. On March 16, 1996, the Company filed a Report on Form 8-K wherein it reported in Item 5 financial results for the year ended December 31, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MBf USA, Inc.
                                        (Registrant)




Date:  May 14, 1996               By: Stephen Tan
       ------------                   ---------------------------------
                                           Name:    Stephen Tan
                                           Title:   Chief Financial Officer