Form 10-Q
period 1996-06-30
MBF USA INC
filed 1996-08-19
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 1996

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to           .
                                            -----------  -----------

             Commission File Number:  0-17458
                                      -------

                                 MBf USA, Inc.
             (Exact name of registrant as specified in its charter)


           Maryland                                              73-1326131
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
                    (Address of principal executive office)

                                 (630) 285-9191
              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of August 13, 1996, was 2,516,044 and 1,252,537, respectively.

                                 MBf USA, Inc.

                                     INDEX

                         PART I - FINANCIAL INFORMATION
Item 1.

        Consolidated Balance Sheets
        June 30, 1996 (unaudited) and December 31, 1995...............................    pg.  1

        Consolidated Statements of Operations (unaudited)
        for the Three Months Ended June 30, 1996 and 1995.............................    pg.  3

        Consolidated Statement of Operations (unaudited)
        for the Six Months Ended June 30, 1996 and 1995...............................    pg.  4

        Consolidated Statements of Cash Flows (unaudited)
        for the Six Months Ended June 30, 1996 and 1995...............................    pg.  5

        Notes to the Interim Consolidated
        Financial Statements (unaudited)..............................................    pg.  6

Item 2.

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................................    pg.  9

                         PART II - OTHER INFORMATION

Item 6.

        Exhibits and Reports on Form 8-K..............................................    pg. 12


                                    PART I


                        MBf USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                     June 30, 1996           December 31, 1995
                                                                                     --------------          -----------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $      81,383            $     706,309
    Accounts receivable - trade, net of allowance for
      doubtful accounts of $74,091 in 1996 and
      $56,091 in 1995                                                                    4,534,401                4,657,616
    Inventories                                                                          8,707,742               10,119,642
    Prepaid expenses                                                                       514,034                  486,420
    Other current assets                                                                     1,536                   81,730
                                                                                     --------------            -------------
        Total current assets                                                            13,839,096               16,051,717
                                                                                     --------------            -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                                             705,612                  698,657
    Construction in progress                                                             3,724,134                4,242,199
    Vehicles                                                                                88,419                   41,487
    Building improvements                                                                   21,744                   21,744
    Equipment, furniture and fixtures                                                    5,116,540                  672,637
                                                                                     --------------            -------------
        Total property, plant and equipment                                              9,656,449                5,676,724
    Less - Accumulated depreciation                                                       (359,271)                (229,402)
                                                                                     --------------            -------------
        Property, plant and equipment, net                                               9,297,178                5,447,322
                                                                                     --------------            -------------
INVESTMENT IN LSAI                                                                       1,059,367                1,059,367
                                                                                     --------------            -------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $335,417
      in 1996 and $306,527 in 1995                                                       1,414,583                1,443,473
    Trademarks and license rights, net of accumulated
      amortization of $60,110 in 1996 and $47,688 in 1995                                  292,551                  304,973
    Due from affiliates                                                                  1,826,835                1,791,616
    Other assets                                                                           545,663                  274,736
                                                                                     --------------            -------------
        Total other assets                                                               4,079,632                3,814,798
                                                                                     --------------            -------------
                                                                                    $   28,275,273            $  26,373,204
                                                                                     ==============            =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           June 30, 1996          December 31, 1995
                                                                          --------------          -----------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
    Accounts payable - trade                                             $      611,403             $   2,494,527
    Notes payable and current portion of
      long-term obligations                                                   1,719,289                 2,224,166
    Trade notes payable to banks                                              6,273,000                 6,243,917
    Due to affiliates                                                         1,157,436                 1,215,479
    Accrued expenses                                                          1,417,053                   958,130
                                                                          --------------             ------------
        Total current liabilities                                            11,178,181                13,136,219
                                                                          --------------             ------------
LONG-TERM DEBT OBLIGATIONS                                                   12,508,713                10,342,500
                                                                          --------------             ------------
OTHER LONG-TERM LIABILITIES:
    Due to affiliate                                                          1,100,000                 1,100,000
    Other long-term liabilities                                                 338,743                   330,266
                                                                          --------------             ------------
        Total other long-term liabilities                                     1,438,743                 1,430,266
                                                                          --------------             ------------
MINORITY INTEREST IN SUBSIDIARY                                                 180,253                   144,558
                                                                          --------------             ------------
SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value, 1,252,537 shares
      authorized, 1,252,537 shares issued and outstanding                        12,525                    12,525
    Common stock, $.01 par value, 4,000,000 shares
      authorized, 2,516,044 and 1,730,795 shares
      issued and outstanding in 1996 and 1995, respectively                      25,160                    17,308
    Additional paid-in capital                                                9,882,898                 7,487,944
    Retained Earnings (Deficit)                                              (5,578,214)               (4,848,224)
    Foreign currency translation adjustment                                     (49,950)                  (26,856)
    Less - Common stock in treasury, at cost,
      130,000 shares in 1996 and 1995                                        (1,323,036)               (1,323,036)
                                                                          --------------             ------------
        Total shareholders' equity                                            2,969,383                 1,319,661
                                                                          --------------             ------------
                                                                         $   28,275,273             $  26,373,204
                                                                          ==============             ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       For the Three Months
                                                                                          Ended June 30,
                                                                            -----------------------------------------
                                                                                1996                         1995
                                                                            ------------                -------------
                                                                                           (Unaudited)
REVENUES:
    Product sales, net                                                    $  11,375,091                $   9,954,172
    Interest                                                                      9,604                        7,847
    Other                                                                         5,208                       -
                                                                            ------------                -------------
        Total revenues                                                       11,389,903                    9,962,019
                                                                            ------------                -------------
COSTS AND EXPENSES:
    Cost of product sales                                                     9,248,803                    8,640,241
    Selling, general and administrative                                       2,269,826                    2,845,652
    Restructure charge                                                           -                         1,808,757
    Interest                                                                    332,029                      196,379
                                                                            ------------                -------------
        Total costs and expenses                                             11,850,658                   13,491,029
                                                                            ------------                -------------

        Loss from continuing operations before income
          from investment, minority interest in subsidiary
          and provision for income taxes                                       (460,755)                  (3,529,010)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY                                       (28,282)                       -
                                                                            ------------                -------------

        Loss from continuing operations before provision
          for income taxes                                                     (489,037)                  (3,529,010)

PROVISION FOR INCOME TAXES                                                         -                            -

                                                                            ------------                -------------
        Loss from continuing operations                                        (489,037)                  (3,529,010)
DISCONTINUED OPERATIONS OF SUBSIDIARY                                              -                         (79,782)
                                                                            ------------                -------------
        Net Loss                                                          $    (489,037)               $  (3,608,792)
                                                                            ============                =============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                                2,913,736                    2,347,280
                                                                            ============                =============
NET LOSS PER COMMON STOCK
  AND COMMON STOCK EQUIVALENT                                             $       (0.17)               $       (1.54)
                                                                            ============                =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                            -----------------------------------------
                                                                                1996                        1995
                                                                            -------------               -------------
                                                                                          (Unaudited)
REVENUES:
    Product sales, net                                                     $ 23,309,224               $   19,799,680
    Interest                                                                     16,003                       64,729
    Other                                                                         5,208                       66,568
                                                                            -------------               -------------
        Total revenues                                                       23,330,435                   19,930,977
                                                                            -------------               -------------
COSTS AND EXPENSES:
    Cost of product sales                                                    18,986,697                   17,098,594
    Selling, general and administrative                                       4,452,487                    4,879,710
    Restructure charge                                                           -                         1,808,757
    Interest                                                                    591,039                      351,305
                                                                            -------------               -------------
        Total costs and expenses                                             24,030,223                   24,138,366
                                                                            -------------               -------------

        Loss from continuing operations before income
          from investment, minority interest in subsidiary
          and provision for income taxes                                       (699,788)                  (4,207,389)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY                                       (30,202)                       -
                                                                            -------------               -------------

        Loss from continuing operations before provision
          for income taxes                                                     (729,990)                  (4,207,389)

PROVISION FOR INCOME TAXES                                                         -                            -
                                                                            -------------               -------------

        Loss from continuing operations                                        (729,990)                  (4,207,389)

DISCONTINUED OPERATIONS OF SUBSIDIARY                                              -                         (88,219)
                                                                            -------------               -------------
        Net Loss                                                           $   (729,990)              $   (4,295,608)
                                                                            =============               =============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                                2,913,736                    2,347,280
                                                                            =============               =============
NET LOSS PER COMMON STOCK
  AND COMMON STOCK EQUIVALENT                                              $      (0.25)              $        (1.83)
                                                                            =============               =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Six Months
                                                                                                    Ended June 30,
                                                                                   -------------------------------------------
                                                                                       1996                           1995
                                                                                   -------------                  ------------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                          $ (729,990)                 $(4,295,608)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                                     129,869                       46,853
        Amortization                                                                      41,312                       70,167
        Provision for doubtful accounts                                                   18,000                       34,500
        (Income) loss from discontinued operations of subsidiary                          -                            88,219
        Loss on disposal of fixed assets                                                  -                            (5,519)
        Changes in certain assets and liabilities:
         Accounts receivable - trade                                                     105,215                     (698,556)
         Inventories                                                                   1,411,900                    1,526,282
         Prepaid expenses                                                                (27,614)                     (63,924)
         Other current assets                                                             80,194                     (190,000)
         Accounts payable - trade                                                     (1,883,124)                     473,499
         Accrued expenses                                                                458,923                      771,838
                                                                                      ----------                  -----------
        Net cash used in operating activities                                           (395,315)                  (2,242,249)
                                                                                      ----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (3,979,725)                    (169,686)
    Expenditures for other assets                                                       (270,927)                     440,975
    Advances from discontinued subsidiary                                                 -                            56,119
    Minority interest in subsidiary                                                       35,695                       -
                                                                                      ----------                  -----------
        Net cash provided by (used in) investing activities                           (4,214,957)                     327,408
                                                                                      ----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock                                                    2,402,806                       -
    Amounts due (from) to affiliates                                                     (93,262)                   1,326,099
    Net borrowings (payments) on trade notes payable to banks                             29,083                   (1,080,415)
    Proceeds from notes payable                                                        2,538,002                    1,875,000
    Net proceeds from stock option exercises                                              -                             2,951
    Payments on notes payable                                                           (876,666)                    (275,000)
    Proceeds from minority interest shareholder advances                                   8,477                       -
                                                                                      ----------                  -----------
        Net cash provided by financing activities                                      4,008,440                    1,848,635
                                                                                      ----------                  -----------
IMPACT OF EXCHANGE RATES ON CASH                                                         (23,094)                      -
                                                                                      ----------                  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (624,926)                     (66,206)
CASH AND CASH EQUIVALENTS, beginning of period                                           706,309                       96,096
                                                                                      ----------                  -----------
CASH AND CASH EQUIVALENTS, end of period                                              $   81,383                  $    29,890
                                                                                      ==========                  ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995

1. Basis of Presentation:

     On February 27, 1992 the shareholders of American Drug Screens, Inc. (a Maryland corporation which changed its name on May 21, 1993 to MBf USA, Inc., "the Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock") from 2,000,000 to 4,000,000, and the authorization of 1,252,537 shares of a new Series A Convertible Common Stock, par value $0.01 per share ("Series A Common Stock"),
(b) the acquisition by a wholly owned subsidiary of the Company of all the issued and outstanding shares of common stock of AHPC from MBf International, Ltd., a Hong Kong corporation and the majority shareholder of the Company ("MBf International"), in exchange for 1,252,537 shares of Series A Common Stock; and
(c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction was accounted for as a purchase. MBf International is a subsidiary of MBf Holdings Berhad ("MBf Holdings"), a Malaysian publicly traded company and the ultimate parent of the Company.

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements have not been examined by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ended December 31, 1996.

2. Description of Business:

     MBf USA, Inc. and subsidiaries manufacture and market medical examination gloves in the United States and distribute Playboy brand condoms internationally. The Company owns a majority interest in an Indonesian glove manufacturing plant which began production in April, 1996 and manufactures latex medical examination gloves. The plant began shipping product in May, 1996.

3. Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Health Products Corporation ("AHPC"), MBf America, Inc.

(a non-active holding company), Premier Latex, Inc., which is currently inactive, and Disposable Garmets, Inc. ("DGI"), a discontinued operation which is currently inactive. Effective October 31, 1995, the Company acquired a 70% interest in an Indonesian glove manufacturing factory, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

4. Other Items:

     The investment in Laboratory Specialist of America, Inc. ("LSAI") on the balance sheet at March 31, 1996 is comprised of a note receivable from LSAI of $353,123 and a common stock investment in LSAI, at cost, of $706,244. The Company has agreed not to sell its 239,405 shares of LSAI common stock prior to July 8, 1996 without the prior consent of LSAI and its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144.

     The Company's investment in the publicly traded stock of LSAI is accounted for as "available for sale" securities in compliance with the provisions of the Statement of Financial Accounting Standards No. 115 (SFAS 115). On June 30, 1996, the Company's common stock investment in LSAI had a market value of $748,140. The change in the investment has not been recorded as of June 30, 1996 due to the restriction on the sale of the stock and the immaterial difference between cost and market value.

5. Acquisition of PT Buana:

     The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock of PT Buana, representing 70% of the outstanding common stock of PT Buana, and a non-interest-bearing demand note in the principal amount of $737,769, for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana are under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost. The demand note is guaranteed by MBf Holdings Berhad ("MBf Holdings"), the ultimate holding company of MBf International. PT Buana is a latex examination glove factory, located in Indonesia, which will supply production for the Company's subsidiary, AHPC.

     The factory began production in April, 1996. Prior to this date, the factory was in the start-up phase of operation. Accordingly, the factory had capitalized certain start-up costs incurred and will amortize these costs over a one-year period. As of June 30, 1996, the Company has recorded a minority interest in the PT Buana subsidiary of $180,253 as reflected in the consolidated balance sheets, representing the non-owned 30% equity interest in the factory. The minority interest of PT Buana is owned by two Indonesian corporations.

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

     The effective income tax rates differ from the statutory federal income tax rate of 34% at June 30, 1996 and 1995. The sources and tax effects of the differences are as follows:


                                                         1996             1995
                                                    ---------------  ------------------
Tax expense at statutory rate of 34%                $      (248,197) $      (1,460,507)
Goodwill amortization                                        28,890             33,257
Increase in deferred tax asset valuation allowance         $219,307  $       1,427,250
                                                    ---------------  ------------------
Provision for income taxes                          $            -   $              -
                                                    ===============   =================

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

7. Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits and to date is named and served in six (6) actions. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (i) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and (ii) warnings which accompany such products. In any event, because the Company carries product liability insurance with $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited but could have a materially adverse effect on the Company. However, it is not feasible to predict the ultimate outcome of litigation.

8. Reclassifications:

     Certain reclassifications have been made to the December 31, 1995 consolidated balance sheet and the consolidated statements of operations for the three and six months ended June 30, 1995. These reclassifications have been made for comparison purposes only and have no effect on the net loss for those periods.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is engaged in the international marketing and distribution of Playboy(R) brand latex condoms after acquiring the Playboy license rights on December 30, 1993. The sales of condoms is a small portion of total product sales due to the short period the Company has been in this business, which commenced in 1994. The Company's subsidiary, AHPC, is engaged in the marketing and distribution of medical examination gloves in the United States. AHPC's gloves sales make up the vast majority of product sales and AHPC has been in business since its incorporation in January, 1989. The Company's Indonesian subsidiary, PT Buana is engaged in the manufacturing of latex examination gloves which sells its production to AHPC.

     PT Buana was incorporated in Indonesia on October 17, 1994, and began operations in April, 1996. Since the Company acquired a 70% interest in PT Buana on October 31, 1995, and due to the start-up nature of the factory, certain start-up costs have been capitalized and will be amortized over a one year period through April, 1997. PT Buana began shipping product to AHPC in May, 1996. PT Buana sales to AHPC are eliminated in consolidation.

     Total revenues for the quarter ended June 30, 1996 were $11,389,903 compared to $9,962,019 for the same period in 1995, an increase of 14.3%.
Total revenues for the six months ended June 30, 1996 were $23,330,435 compared to $19,930,977 for the same period in 1995, an increase of over 17%. For the three months ended June 30, 1996, total revenues include product sales of $11,079,661 from the Company's exam glove product line sold by AHPC and $265,833 from the Playboy condom product line. Sales of glove and Playboy condoms for the comparable period in 1995 were $9,217,435 and $736,737, respectively.

     The increased sales volume at AHPC in both the three and six month periods is attributable to AHPC's more developed customer relationships, and the ability to fulfill customers' quantity requirements. The Company has maintained its glove inventory levels to enable glove sales to increase by over 20.2% in the second quarter of 1996 as compared to the same period in 1995. During the first six months of 1996, two of AHPC's customers accounted for approximately 57% of glove sales. The loss of either of such customers of AHPC would have an adverse material effect on the Company.

     During the six months ended June 30, 1996, the Playboy condom sales were $1,023,973 compared to $1,036,959 during the same period in 1995. Condom sales in the three months ended June 30, 1996 were $265,833 versus $736,737 in the comparable period in 1995. The decrease in the condom sales is attributable to the slow down in orders from international distributors. The Playboy License Agreement requires the Company to meet certain minimum net sales per country, and failing to do so, Playboy Enterprises, Inc. ("PEI") may revoke the right to sell in such country or grant additional licenses to other licensees to sell in such country. The Company's international distributors are currently not meeting their sales requirements, thus creating a shortfall in sales goals and in minimum sales required under the Playboy contract. The Company is working toward improving sales to meet its target as required, and is carefully evaluating its commitment to the condom business.

     Cost of goods sold as a percentage of sales for the three and six month periods ended June 30, 1996 were 81.3% and 81.5%, respectively, compared to 86.8% and 86.4%, respectively, for the comparable periods in 1995. This decrease in cost of sales as a percentage of sales is attributed to 1) more favorable glove purchase prices obtained in 1996 due to a lower raw material latex price; 2) AHPC's increased glove sales prices in the second half of 1995; and 3) continued efforts to change the glove product mix toward higher profit margin gloves.

     Selling, general and administrative expenses decreased from $2,845,652 for the three months ended June 30, 1995 to $2,269,826 for the same period in 1996. The decrease is attributable to reduced costs associated with the introduction, launch and advertising of Playboy condoms in new and established countries.

     During the second quarter of 1995, the Company incurred a restructuring charge which included the resignation of and severance payments to the Chairman/CEO, President/COO, and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional product business, where sales were negligible, and the entry costs were very high, which contributed to significant losses.

     Key components of the 1995 restructure charge were costs related to the exit of the nutritional product business, executive management personnel severance, and the closing of the executive office in New Jersey. The charge includes provisions for work force reductions, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure. The restructuring charge resulted in a one-time charge of $1,808,757 in the second quarter of 1995.

     Interest expense increased from $196,379 for the quarter ended June 30, 1995 to $332,029 for the same period in 1996. The increase is attributable to the inclusion of PT Buana's debt facility which was not included in the first six months of 1995, and to higher levels of borrowing and debt to fund the growth and expansion of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had a working capital surplus of $2,660,915 compared to $2,915,498 surplus at December 31, 1995. The decrease in working capital is primarily attributable to a reduction in cash and inventory, offset by a net loss of $489,037.

     On August 16, 1995, the Company amended its credit facility loan agreement with Bank Bumiputra Malaysia Berhad ("BBMB") which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement (i) decreased the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreased the letter of credit commitment from $1,800,000 to $1,400,000, and (iii) decreased the standby letter of credit commitment from $200,000 to $100,000. It transferred $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted Loan Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Company is obligated to and maintain AHPC's net worth to be a minimum of $3.0 million.

     The Converted Loan Commitment portion of the amended credit note requires quarterly principal payments totaling $482,500 in 1996 and $723,750 in 1997 and has interest at three percent (3%) over prime. The Company may increase the revolving line of credit or letter of credit facility by up to $2,000,000 as principal payments are made on the Converted Loan Commitment. In the first half of 1996, AHPC paid down the Converted Loan Commitment by $500,000 which increased the letter of credit availability by the same amount. At June 30, 1996 and December 31, 1995, $4,325,000 and $4,825,000, respectively, was outstanding on the Converted Loan Commitment.

     The BBMB revolving line of credit bears interest at three percent (3%) over prime. The entire BBMB facility, which is guaranteed by MBf Holdings, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios. At December 31, 1995, $1,500,000 of this credit line and $993,500 of the BBMB letter of credit facility had been utilized. At June 30, 1996, $1,265,000 of the credit line and $1,967,476 of the BBMB letter of credit facility had been utilized.

     In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank, Tonga in the amount of Tonga dollars T$1,000,000 or approximately US$800,000 at June 30, 1995. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter of credit facility bringing the total facility to T$3 million or approximately US$2.4 million. This unsecured facility is guaranteed by MBf Holdings. At June 30, 1996, $1,774,278 of this letter of credit facility was utilized compared to $1,307,135 at December 31, 1995.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at one and one-half percent (1.5%) over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.50 per share. At June 30, 1996 and December 31, 1995, long-term debt of $2 million is recorded from this transaction. For the six months ended June 30, 1996, the Company incurred interest expense of approximately $98,000 on this indebtedness.

     PT Buana has debt consisting of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. As of June 30, 1996 and December 31, 1995, $6.5 million and $4.0 million, respectively, had been borrowed against the facility which was used for the purchase of assets, and the construction and start-up operations of the Indonesian factory. This credit facility is secured by the assets and equity of PT Buana and is guaranteed by MBf Holdings. The facility bears interest ranging from 8.5% to 13.6875% and is payable in eight semi-annual installments, and due in November 2000.

     During June 1996, the Company sold 296,296 shares of Common Stock to a Malaysian glove manufacturer. The $1.0 million in proceeds from this sale were
used to reduce AHPC's liability owed to the same manufacturer.   This issuance
provides the manufacturer with an 8% interest in the Company.

     During June, 1996, the Company received approximately $1.4 million from MBf International in exchange for 488,953 shares of Common Stock of the Company. The proceeds were used for the funding of PT Buana's acquisition of manufacturing equipment which will be used to expand PT Buana's production capacity. This investment maintains MBf International's ownership in the Company at 62%.

     The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

PART II

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MBf USA, Inc.
                                             (Registrant)





Date:  Aug. 19, 1996                          By: /s/ Stephen Tan
     -------------------                         -------------------------------
                                            Name:   Stephen Tan
                                            Title:  Chief Financial Officer