Form 10-Q
period 1996-09-30
MBF USA INC
filed 1996-11-14
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1996


                                     OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

     Commission File Number:  0-17458


                                MBf USA, Inc.
           (Exact name of registrant as specified in its charter)


      Maryland                                              73-1326131
      --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
                               -----------------
                    (Address of principal executive office)

                                 (630) 285-9191
                                 --------------
              (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 13, 1996 was 3,058,333 and 1,252,538, respectively.

                                 MBf USA, Inc.

                                     INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.

       Consolidated Balance Sheets
       September 30, 1996 (unaudited) and December 31, 1995................pg. 1

       Consolidated Statements of Operations (unaudited)
       for the Three Months Ended September 30, 1996 and 1995..............pg. 3

       Consolidated Statement of Operations (unaudited)
       for the Nine Months Ended September 30, 1996 and 1995...............pg. 4

       Consolidated Statements of Cash Flows (unaudited)
       for the Nine Months Ended September 30, 1996 and 1995...............pg. 5

       Notes to the Interim Consolidated
       Financial Statements (unaudited)....................................pg. 6


Item 2.


       Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................pg. 10



       PART II - OTHER INFORMATION


Item 6.

       Exhibits and Reports on Form 8-K...................................pg. 13

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    September 30, 1996            December 31, 1995
                                                                    ------------------            -----------------
                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $     350,786                  $    706,309
    Accounts receivable - trade, net of allowance for
      doubtful accounts of $83,091 in 1996 and
      $56,091 in 1995                                                    5,065,259                     4,657,616
    Inventories                                                          7,335,542                    10,119,642
    Prepaid expenses                                                       656,637                       486,420
    Other current assets                                                    -                             81,730
                                                                     -------------                  ------------
            Total current assets                                        13,408,224                    16,051,717
                                                                     -------------                  ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                             476,108                       471,187
    Construction in progress                                             2,650,886                     4,242,199
    Vehicles                                                                88,419                        41,487
    Building improvements                                                1,265,173                        21,744
    Equipment, furniture and fixtures                                    5,152,520                       672,637
                                                                     -------------                  ------------
            Total property, plant and equipment                          9,633,106                     5,449,254
    Less - Accumulated depreciation                                       (499,680)                     (229,402)
                                                                     -------------                  ------------
            Property, plant and equipment, net                           9,133,426                     5,219,852
                                                                     -------------                  ------------

INVESTMENT IN LSAI                                                         981,561                     1,059,367
                                                                     -------------                  ------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $349,860
     in 1996 and $306,527 in 1995                                        1,400,140                     1,443,473
    Trademarks, license and land rights, net of accumulated
     amortization of $74,851 in 1996 and $47,688 in 1995                   501,977                       532,443
    Due from affiliates                                                  1,749,901                     1,791,616
    Other assets                                                           479,634                       274,736
                                                                     -------------                  ------------
            Total other assets                                           4,131,652                     4,042,268
                                                                     -------------                  ------------

                                                                     $  27,654,863                  $ 26,373,204
                                                                     =============                  ============





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        September 30, 1996       December 31, 1995
                                                                        ------------------       -----------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
        Accounts payable - trade                                        $     4,318,279           $   7,052,558
        Trade notes payable to banks                                          4,083,767               2,562,671
        Notes payable and current portion of
           long-term obligations                                                684,914               2,224,166
        Due to affiliates                                                       261,339                 338,694
        Accrued expenses                                                      1,351,789                 958,130
                                                                        ---------------           -------------
                Total current liabilities                                    10,700,088              13,136,219
                                                                        ---------------           -------------

LONG-TERM DEBT OBLIGATIONS                                                   11,680,610              10,342,500
                                                                        ---------------           -------------

OTHER LONG-TERM LIABILITIES:
        Due to affiliate                                                      1,100,000               1,100,000
        Other long-term liabilities                                             338,743                 330,266
                                                                        ---------------          --------------
                Total other long-term liabilites                              1,438,743               1,430,266
                                                                        ---------------          --------------

MINORITY INTEREST IN SUBSIDIARY                                                 207,299                 144,558
                                                                        ---------------          --------------

SHAREHOLDERS' EQUITY:
        Series A common stock, $.01 par value, 1,252,538 shares
           authorized, 1,252,538 shares issued and outstanding                   12,525                  12,525
        Common stock, $.01 par value, 4,000,000 shares
           authorized, 3,188,333 and 1,730,795 shares
           issued and outstanding in 1996 and 1995, respectively                 31,883                  17,308
        Additional paid-in capital                                           10,875,848               7,487,944
        Retained Earnings (Deficit)                                          (5,852,442)             (4,848,224)
        Foreign currency translation adjustment                                 (38,849)                (26,856)
        Net unrealized loss on marketable equity securities                     (77,806)                  -
        Less - Common stock in treasury, at cost,
           130,000 shares in 1996 and 1995                                   (1,323,036)             (1,323,036)
                                                                        ---------------          --------------
                Total shareholders' equity                                    3,628,123               1,319,661
                                                                        ---------------          --------------

                                                                        $    27,654,863          $   26,373,204
                                                                        ===============          ==============





       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Three Months
                                                                        Ended September 30,
                                                               --------------------------------
                                                                    1996               1995
                                                               -------------       ------------
                                                                           (Unaudited)
REVENUES:
     Product sales, net                                        $  12,920,402      $  12,246,069
     Interest                                                         13,380             22,429
     Other                                                           -                   70,208
                                                               -------------      -------------
          Total revenues                                          12,933,782         12,338,706
                                                               -------------      -------------
COSTS AND EXPENSES:
     Cost of product sales                                        10,334,320         10,989,369
     Selling, general and administrative                           2,389,922          1,486,083
     Interest                                                        445,949            301,061
                                                               -------------      -------------
         Total costs and expenses                                 13,170,191         12,776,513
                                                               -------------     --------------
          Loss from continuing operations before loss from
           minority interest in subsidiary, provision for income
           taxes, and discontinued operations of subsidiary        (236,409)           (437,807)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY                           (37,819)             -
                                                               ------------      --------------
          Loss from continuing operations before provision
           for income taxes                                        (274,228)           (437,807)

PROVISION FOR INCOME TAXES                                           -                   -
                                                               ------------      --------------
          Loss from continuing operations                          (274,228)           (437,807)

DISCONTINUED OPERATIONS OF SUBSIDIARY                                -                   20,487
                                                               ------------      --------------
          Net Loss                                             $   (274,228)     $     (417,320)
                                                               ============      ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                    3,938,200           2,347,280
                                                               ============      ==============

NET LOSS PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                                 $      (0.07)     $        (0.18)
                                                               ============      ==============



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                          ------------------------------
                                                                             1996                 1995
                                                                          -----------         ----------
                                                                                    (Unaudited)
REVENUES:
     Product sales, net                                                  $  36,229,626      $  32,045,749
     Interest                                                                   29,383             87,158
     Other                                                                       5,208            136,776
                                                                         -------------      -------------
             Total revenues                                                 36,264,217         32,269,683
                                                                         -------------      -------------
COSTS AND EXPENSES:
     Cost of product sales                                                  29,321,017         28,087,963
     Selling, general and administrative                                     6,842,409          6,365,793
     Restructure charge                                                         -               1,808,757
     Interest                                                                1,036,988            652,366
                                                                         -------------      -------------
             Total costs and expenses                                       37,200,414         36,914,879
                                                                         -------------      -------------
             Loss from continuing operations before loss from
              minority interest in susidiary, provision for income
              taxes, and discontinued operations of subsidiary                (936,197)        (4,645,196)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY                                      (68,021)            -
                                                                         -------------      -------------
             Loss from continuing operations before provision
              for income taxes                                              (1,004,218)        (4,645,196)

PROVISION FOR INCOME TAXES                                                      -                  -
                                                                         -------------      -------------
             Loss from continuing operations                                (1,004,218)        (4,645,196)

DISCONTINUED OPERATIONS OF SUBSIDIARY                                           -                 (67,732)
                                                                         -------------      -------------
             Net Loss                                                    $  (1,004,218)     $  (4,712,928)
                                                                         =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                               3,257,730          2,347,280
                                                                         =============      =============

NET LOSS PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                                           $       (0.31)     $       (2.01)
                                                                         =============      =============




   The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                           ---------------------------
                                                                             1996               1995
                                                                           ----------         --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                       $  (1,004,218)     $  (4,712,928)
        Adjustments to reconcile net loss to net cash used in
         operating activities:
                Depreciation                                                 270,278             72,539
                Amortization                                                  73,799            122,417
                Provision for doubtful accounts                               27,000             10,500
                Loss from discontinued operations of subsidiary               -                  67,732
                Gain on disposal of fixed assets                              -                  (5,519)
                Changes in certain assets and liabilities:
                   Accounts receivable - trade                              (434,643)        (1,313,564)
                   Inventories                                             2,784,100)        (1,796,342)
                   Prepaid expenses                                         (170,217)          (127,902)
                   Other current assets                                       81,730           (184,223)
                   Accounts payable - trade                               (2,734,279)         5,592,241
                   Accrued expenses                                          393,659            157,811
                   Other assets                                             (204,898)           417,773
                                                                       -------------      -------------
                Net cash used in operating activites                        (917,689)        (1,699,465)
                                                                       -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                              (4,183,852)          (181,908)
        Advances from discontinued subsidiary                                 -                 141,379
        Minority interest in subsidiary                                       62,741             -
                                                                       -------------      -------------
                Net cash used in investing activities                     (4,121,111)           (40,529)
                                                                       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock                                    3,402,806             -
        Amounts due (from) to affiliates                                     (35,640)        (2,074,055)
        Net borrowings (payments) on trade notes payable to banks          1,521,096            168,585
        Proceeds from notes payable                                        2,535,524          3,650,000
        Net proceeds from stock option exercises                             -                    2,951
        Payments on notes payable                                         (2,736,666)           (83,333)
        Proceeds from minority interest shareholder advances                   8,149             -
                                                                       -------------      -------------
                Net cash provided by financing activities                  4,695,269          1,664,148
                                                                       -------------      -------------
IMPACT OF EXCHANGE RATES ON CASH                                             (11,992)            -
                                                                       -------------      -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (355,523)           (75,846)

CASH AND CASH EQUIVALENTS, beginning of period                               706,309             96,096
                                                                       -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                               $     350,786      $      20,250
                                                                       =============      =============


  The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 and 1995

1.   Basis of Presentation:

     On February 27, 1992 the shareholders of American Drug Screens, Inc. (a Maryland corporation which changed its name on May 21, 1993 to MBf USA, Inc., the "Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock"), from 2,000,000 to 4,000,000 shares, and the authorization of 1,252,538 shares of a new Series A Convertible Common Stock, par value $0.01 per share ("Series A Common Stock"),
(b) the acquisition by a wholly owned subsidiary of the Company of all the issued and outstanding shares of common stock of AHPC from MBf International, Ltd., a Hong Kong corporation and the majority shareholder of the Company ("MBf International"), in exchange for 1,252,538 shares of Series A Common Stock; and
(c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction was accounted for as a purchase. MBf International is a subsidiary of MBf Holdings Berhad ("MBf Holdings"), a Malaysian publicly traded company and the ultimate parent of the Company.

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ended December 31, 1996.

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

3.   Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Health Products Corporation ("AHPC"), MBf America,

Inc. (a non-active holding company), Premier Latex, Inc., which is currently inactive, and Disposable Garments, Inc. ("DGI"), a discontinued operation which is currently inactive. The Company is in the process of dissolving Premier Latex Inc. and DGI which will be completed by December 31, 1996. Effective October 31, 1995, the Company acquired a 70% interest in an Indonesian glove manufacturing factory, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

4.   Other Items:

     The investment in Laboratory Specialist of America, Inc. ("LSAI") on the balance sheet at September 30, 1996 is comprised of a note receivable from LSAI of $353,123 and a common stock investment in LSAI, at cost, of $706,244. The Company had agreed not to sell its 239,405 shares of LSAI common stock prior to July 8, 1996 in accordance with Rule 144.

     The Company's investment in the publicly traded stock of LSAI is accounted for as "available for sale" securities in compliance with the provisions of the Statement of Financial Accounting Standards No. 115 (SFAS 115). On September 30, 1996, the Company's common stock investment in LSAI had a market value of $628,438. The reduction below cost in the investment has been recorded as of September 30, 1996 through shareholders' equity as a net unrealized loss.

5.   Acquisition of PT Buana:

     The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock of PT Buana (representing 70% of the outstanding common stock of PT Buana), and a non-interest-bearing demand note in the principal amount of $737,769, for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana are under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost. The demand note is guaranteed by MBf Holdings Berhad ("MBf Holdings"), the ultimate holding company of MBf International. PT Buana is a latex examination glove factory, located in Indonesia, which will supply production for the Company's subsidiary, AHPC.

     The factory began production in April, 1996. Prior to this date, the factory was in the start-up phase of operation. Accordingly, the factory had capitalized certain start-up costs incurred and will amortize these costs over a one-year period. As of September 30, 1996, the Company has recorded a minority interest in the PT Buana subsidiary of $207,299 as reflected in the consolidated balance sheets, representing the non-owned 30% equity interest in the factory. The minority interest of PT Buana is owned by two Indonesian corporations.

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

     The effective income tax rates differ from the statutory federal income tax rate of 34% at September 30, 1996 and 1995. The sources and tax effects of the differences are as follows:


                                                         1996               1995
                                                         ----               ----
Tax expense at statutory rate of 34%                  $(341,434)       $(1,602,395)
Goodwill amortization                                    43,333             72,269
Increase in deferred tax asset valuation allowance    $ 298,101        $ 1,530,126
                                                      ---------        -----------
Provision for income taxes                            $       0        $         0
                                                      =========        ===========

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1995 of approximately $4,900,000 which were available to reduce Federal taxable income in prior and future periods and will begin expiring in 2003. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the NOLs generated prior to December 31, 1995 may be significantly limited.

7.   Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of powdered latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits and to date is named and served in six (6) actions. While the damages claimed are substantial, the Company believes its exposure in these lawsuits is mitigated by (i) the fact that it does not manufacture any of the products that are the subject of the lawsuits; and (ii) warnings which accompany such products. In any event, because the Company carries product liability insurance with $2,000,000 of coverage for the payment of any indemnity or judgments, the Company believes that its risk of exposure is limited, but could have a materially adverse effect on the Company. However, it is not feasible to predict the ultimate outcome of litigation.

8.   Reclassifications:

     Certain reclassifications have been made to the December 31, 1995 consolidated balance sheet and the consolidated statements of operations for the three and nine months ended September 30, 1995. These reclassifications have been made for comparison purposes only and have no effect on the net loss for those periods.

9.   Supplemental Cash Flow Information:

     Other noncash investing activities for the nine months ended September 30, 1996 include $77,806 of unrealized loss on the common stock investment in LSAI.

10.  Subsequent Events:

     Subsequent to September 30, 1996, the Company announced its arrangement with Playboy Enterprises, Inc. ("PEI") to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in fifteen (15) countries. Under the negotiated agreement, the Company will, until June 30, 1997, continue to sell Playboy(R) condoms in the countries where it has launched the product. For a period of three (3) years after that date, the Company will be entitled to receive revenues on sales of Playboy(R) condoms in these countries and in Japan. PEI has the right to immediately appoint new licensees in those countries where the condoms has not launched.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is engaged in the international marketing and distribution of Playboy(R) brand latex condoms after acquiring the Playboy license rights on December 30, 1993. The sales of condoms is a small portion of total product sales due to the short period the Company has been in this business, which commenced in 1994. In November, 1996, the Company announced it is exiting the Playboy(R) condom business by June 30, 1997, after reaching an amicable agreement with PEI to terminate their license agreement. The Company will continue to distribute Playboy(R) condoms in the fifteen (15) countries where it launched the products until June 30, 1997. For a period of three (3) years after that date, the Company will be entitled to receive revenues on sales of Playboy(R) condoms in these countries and in Japan.

     The Company's subsidiary, AHPC, is engaged in the marketing and distribution of medical examination gloves in the United States. AHPC's gloves sales make up the vast majority of product sales and AHPC has been in business since its incorporation in January, 1989. The Company's Indonesian subsidiary, PT Buana, is engaged in the manufacturing of latex examination gloves which sells virtually all of its production to AHPC.

     PT Buana was incorporated in Indonesia on October 17, 1994, and began operations in April, 1996. Since the Company acquired a 70% interest in PT Buana on October 31, 1995, and due to the start-up nature of the factory, certain start-up costs have been capitalized and will be amortized over a one year period through April, 1997. PT Buana began shipping product to AHPC in May 1996 and had net sales during the three and nine months ended September 30, 1996 of $2,381,940 and $3,572,579, respectively. All intercompany transactions between PT Buana and AHPC are eliminated in consolidation.

     Total revenues for the quarter ended September 30, 1996 were $12,933,782 compared to $12,338,706 for the same period in 1995, an increase of 4.8%. Total revenues for the nine months ended September 30, 1996 were $36,264,217 compared to $32,269,683 for the same period in 1995, an increase of 12.4%.

     For the three months ended September 30, 1996, total revenues include product sales of $12,649,724 from the Company's exam glove product line sold by AHPC and $111,744 from the Playboy condom product line. Sales of glove and Playboy condoms for the comparable period in 1995 were $11,574,649 and $671,420, respectively.

     The increased sales volume at AHPC in both the three and nine month periods is attributable to AHPC's more developed customer relationships and the ability to fulfill customers' quantity requirements. The Company has maintained its glove inventory levels to enable glove sales to increase by over 9.3% in the third quarter of 1996 and 15.1% for the nine month period in 1996 as compared to the same periods in 1995. During the first nine months of 1996, two of AHPC's customers accounted for approximately 61% of glove sales. The loss of either of such customers of AHPC would have an adverse material effect on the Company.

     During the three months ended September 30, 1996, the Playboy condom sales were $111,744 compared to $671,420 during the same period in 1995. Condom sales in the nine months ended September 30, 1996 were $1,135,717 versus $1,708,379 in the comparable period in 1995. The decrease in the condom sales is attributable to the slow down in orders from international distributors.

     Cost of goods sold as a percentage of product sales for the three and nine month periods ended September 30, 1996 were 80.0% and 80.9%, respectively, compared to 89.7% and 87.6%, respectively, for the comparable periods in 1995. These decreases in cost of sales as a percentage of product sales is attributed to (1) more favorable glove purchase prices obtained in 1996 due to a lower raw material latex price; (2) AHPC's increased glove sale prices in the second half of 1995; (3) continued efforts to change the glove product mix towards higher profit margin gloves; (4) the inclusion of higher manufacturing margins generated by PT Buana; and (5) the reduction in 1996 of duty and ocean freight costs.

     Selling, general and administrative ("SG&A") expense increased from $1,486,083 for the three months ended September 30, 1996 to $2,389,922 for the same period in 1996. SG&A expenses increased from $6,365,793 for the nine months ended September 30, 1995 to $6,842,409 for the same period in 1996. These increases are attributable to the inclusion of PT Buana's SG&A costs in 1996 and to added costs associated with the increase in sales volume at AHPC.

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

     Interest expense increased from $301,061 for the quarter ended September 30, 1995 to $445,949 for the same period in 1996. The increase is attributable to the inclusion of PT Buana's debt facility which was not included in the third quarter of 1995. Interest expense increased from $652,366 during the nine months ended September 30, 1995 to $1,036,988 for the same period in 1996. This increase is attributable to (i) the inclusion in 1996 of interest expense from PT Buana's debt facility which was not included in 1995, and (ii) higher levels of borrowing and debt in the first half of 1996 over the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had a working capital surplus of $2,708,136 compared to $2,915,498 surplus at December 31, 1995. The decrease in working capital is primarily attributable to a reduction in cash, inventory and accounts payable.

     On August 16, 1995, the Company amended its credit facility loan agreement with Bank Bumiputra Malaysia Berhad ("BBMB") which allowed for AHPC to begin utilization of an amended BBMB credit facility. The amended credit facility waives certain of the financial covenant requirements until December 31, 1996. The amended BBMB agreement (i) decreased the revolving line of credit from $6,000,000 to $1,600,000, (ii) decreased the letter of credit commitment from $1,800,000 to $1,400,000, and (iii) decreased the standby letter of credit commitment from $200,000 to $100,000. It transferred $4,825,000 of the outstanding revolving line of credit balance into a new non-revolving Converted Loan Commitment, which along with the amounts described above, are evidenced by a single credit note in the aggregate amount of $7,925,000. The Company is obligated to maintain AHPC's net worth at a minimum of $3,000,000.

     The Converted Loan Commitment portion of the amended credit note bears interest at 3% over prime. The Company may increase the revolving line of credit or letter of credit facility by up to $2,000,000 as principal payments are made on the Converted Loan Commitment. In the first nine months of 1996, AHPC paid down the Converted Loan Commitment by $2,000,000 which increased the letter of credit availability by the same amount. At September 30, 1996 and December 31, 1995, $2,825,000 and $4,825,000, respectively, was outstanding on the Converted Loan Commitment.

     The BBMB revolving line of credit bears interest at 3% over prime. The entire BBMB facility, which is guaranteed by MBf Holdings, is secured by accounts receivable and inventory and is governed by specific financial covenants and ratios which are waived through December 31, 1996. At December 31, 1995, $1,500,000 of this credit line and $993,500 of the BBMB letter of credit facility had been utilized. At September 30, 1996, none of the credit line and $2,131,592 of the BBMB letter of credit facility had been utilized.

     In June 1995, AHPC entered into a letter of credit banking facility agreement with MBf Bank, Tonga in the amount of Tonga dollars T$1,000,000 or approximately US$800,000. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter of credit facility bringing the total facility to T$3 million or approximately US$2.4 million. This unsecured facility is guaranteed by MBf Holdings. At September 30, 1996, US$1,952,175 of this letter of credit facility was utilized compared to US$1,307,135 at December 31, 1995.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts established by George S. Mennen, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.50 per share. At September 30, 1996 and December 31, 1995, long-term debt of $2 million is recorded from this transaction. For the nine months ended September 30, 1996, the Company incurred interest expense of approximately $150,000 on this indebtedness.

     PT Buana has debt consisting of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. As of September 30, 1996 and December 31, 1995, $6.5 million and $4.0 million, respectively, had been borrowed against the facility which was used for the purchase of assets, and the construction and start-up operations of the Indonesian factory. This credit facility is secured by the assets and equity of PT Buana and is guaranteed by MBf Holdings. The facility bears interest ranging from 8.5% to 13.6875% and is payable in eight semi-annual installments, with the final principal payment due in November 2000. During the three and nine months ended September 30, 1996, the Company incurred interest expense of $146,997 and $246,080, respectively, on this indebtedness.

     During June, 1996, the Company received $1.0 million from a Malaysian glove manufacturer in exchange for the issuance of 296,296 shares of Common Stock. The proceeds were used to reduce AHPC's liability owed to the
manufacturer for latex exam glove purchases.   This issuance provides the
manufacturer with an 8% interest in the Company.

     During June, 1996, the Company received approximately $1.4 million from MBf International in exchange for 488,953 shares of Common Stock of the Company. The proceeds were used for the funding of PT Buana's acquisition of manufacturing equipment which will be used to expand PT Buana's production capacity.

     During August, 1996, the Company received $1.0 million from MBf International, the majority shareholder of the Company, in exchange for 672,269 shares of the Company's Common Stock. The proceeds were used for working capital needs of the Company. This investment increases MBf International ownership in the Company to 68%.

     The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         Form 8-K Current Report dated September 10, 1996 which reported information under Item 5.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MBf USA, Inc.
                                                 (Registrant)





Date:  November 14, 1996                         By:    /s/ Stephen Tan
                                                        ---------------
                                                 Name:  Stephen Tan
                                                 Title:  Chief Financial Officer