Form 10-K405
period 1996-12-31
MBF USA INC
filed 1997-04-15
CIK 837038

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to
                                                   ----  ----

                        Commission file number 0-17458
                                                   -------

                                MBF USA, INC.
                                -------------
            (Exact name of registrant as specified in its charter)

            Maryland                                 73-1326131
            --------                                 ----------
    (State of incorporation)            (I.R.S. employer identification no.)

 500 Park Boulevard, Suite 1260                          60143
          Itasca, IL                                     -----
          ----------                                   (Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 285-9191
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                                                         ---------------------
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
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
                                               ----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on March 27, 1997: $5,676,239.

    At March 27, 1997, 3,058,333 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not applicable.

                                 MBF USA, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

    ITEM 1.        BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
    ITEM 2.        PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
    ITEM 3.        LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
    ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    . . . . . . . . . . . . . . . . . . . . . . . 9

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

    ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
    ITEM 6.        SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
    ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .  13
    ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
    ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . .  22

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

    ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . .  23
    ITEM 11.       EXECUTIVE  COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
    ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
    ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . .  30
    ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33



                                     PART I

ITEM 1.  BUSINESS(1)

General

    MBf USA, Inc. (the "Company"), formerly known as American Drug Screens, Inc. ("ADS"), was organized February 24, 1988, under Oklahoma law as SHL, Inc. The Company was reorganized on June 28, 1988, whereby ADS was merged with and into the Company, with the Company being the surviving corporation and assuming control of the ownership and operation of ADS. The name of the surviving corporation was changed to ADS on the effective date of the merger. On May 21, 1993, the Company's shareholders approved the Company's proposal to amend the Company's Certificate of Incorporation, thereby changing the name of the Company to MBf USA, Inc.

    On February 27, 1992, the Company acquired American Health Products Corporation ("AHPC") from MBf International Limited, a Hong Kong corporation ("MBf International"), which is a subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange. AHPC markets latex examination gloves which had been manufactured by MBf Health Products Sdn. Bhd. ("MBf Health"), which at that time was owned by MBf Holdings. In connection with the acquisition, MBf International acquired from the Company a class of securities conferring upon MBf International control of the Company.

    On February 27, 1992, the Company consummated certain transactions in accordance with the amended share exchange agreement (the "Share Exchange Agreement") with MBf International. The Share Exchange Agreement provided for the following series of integrated transactions: (a) the acquisition by MBf America, Inc., an Oklahoma corporation and a wholly owned subsidiary of the Company, of all of the issued and outstanding shares of common stock of AHPC, in exchange for 1,252,538 shares of the Company's Series A Common Stock, $.01 par value ("Series A Common Stock"); (b) the authorization of an additional 2,000,000 shares of the Company's Common Stock, par value $.01 ("Common Stock"), and the authorization of 1,252,538 shares of Series A Common Stock;
(c) the restructuring of the Board of Directors by creating two classes of directors, both of which are elected annually and one of which has special voting and other rights in certain circumstances, as


__________________________________

(1) Some of the statements included in Item 1, Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstance.

Readers should carefully review the items included under the subsection
Risks Affecting Forward Looking Statements and Stock Prices set forth under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statements.

provided in the Share Exchange Agreement; and (d) the execution of certain employment agreements. As a result of such acquisition, MBf International acquired control of the Company by virtue of the issuance of 1,252,538 shares of the Series A Common Stock.

    As of March 27, 1997, the shares of Series A Convertible Common Stock issued to MBf International are 29.1% of the total issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the shares of Common Stock already owned by MBf International) will represent a total ownership of the Company to MBf International of 68.1% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

    As an integral component of the Share Exchange Agreement, AHPC, MBf Health (now known as PIE Healthcare), and MBf Rubber (now a discontinued operation), entered into a non-assignable distributor agreement (the "Distributor Agreement"). The Distributor Agreement provided that AHPC will have exclusive marketing rights in North America and South America for latex gloves manufactured and supplied by MBf Health. The Company entered into a new five year Distributor Agreement with MBf Health, effective July 12, 1995, through July 11, 2000, which supersedes the Distributor Agreement dated February 27, 1992 and continues to provide the exclusive marketing rights in North and South America. This new Distributor Agreement was amended in 1996 and reduced the quantity of glove purchases required. The Distributor Agreement initially required AHPC to purchase 30 forty-foot containers per month; however, by the amendment, AHPC is required to purchase 20 forty-foot containers per month of powdered latex examination gloves from PIE Healthcare.

    On August 17, 1995, MBf International executed an agreement with Perusahaan Intan Emas Sdn. Bhd. ("PIE"), for the sale of MBf Health, with an option to repurchase MBf Health. In October 1995, PIE changed the name of the company to P.I.E. Healthcare Sdn. Bhd. ("PIE Healthcare").

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

    Due to the restructuring and operating losses incurred through the second quarter of 1995, a deficiency in the Company's capital and surplus of approximately $1,380,000 was created. Nasdaq notified the Company of the deficiency in August 1995. To enable the Company to cure the deficiency and to continue the listing of the Company's Common Stock on the Nasdaq SmallCap Market, the following transactions were effected in October 1995.

1. MBf International loaned $1,200,000 to the Company to pay for the AHPC 7% Cumulative Preferred Stock, having a value of $1,200,000, which the Company had previously purchased effective as of September 29, 1995. MBf International agreed to accept shares of the Company's Common Stock having a value of $1,200,000 in satisfaction of the Company's indebtedness to MBf International, which transaction was effective as of October 30, 1995. As a result, the Company's shareholders' equity increased by $1,200,000 from this transaction.

2. The Company entered into a Stock Acquisition Agreement with MBf International dated as of October 31, 1995, whereby MBf International exchanged its beneficial interest in 1,365 shares of common stock (par value equivalent to $1,000 US Dollars each) of PT MBf Buana Multicorpora ("PT Buana"), which represents a 70% majority interest in the outstanding common stock of PT Buana, and a non-interest bearing demand note in the principal amount of $737,769 ("Note"), for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. The Note is guaranteed by MBf Holdings. Because of this transaction, the Company's shareholders' equity increased by $1,096,855 and the Company is the majority shareholder of PT Buana, an Indonesian latex glove manufacturer which began shipping powdered gloves to AHPC in May 1996 when operations commenced.

    On December 11, 1995, the Company's shareholders approved the reincorporation of the Company by merger of the Company into a newly formed, wholly-owned subsidiary of the Company incorporated in Maryland. In connection with the reincorporation, the Board of Directors approved and the Company effected a 10-for-1 reverse stock split of its Series A Common Stock and Common Stock. As a result, each shareholder was entitled to and received one share of Series A Common Stock or Common Stock of the Maryland corporation subsequent to the merger for every 10 shares of Series A Common Stock or Common Stock, respectively, then held by such shareholder.

    All share and per share information noted gives retroactive effect of the 10-for-1 reverse stock split which was effective on December 18, 1995.

    On June 17, 1996, the Company issued: (a) 488,973 shares of Common Stock to MBf International for cash consideration of Malaysian Ringgit 3,500,000 which approximates US$1,400,000; and (b) 296,296 shares of Common Stock to PIE Healthcare for a total consideration of $1,000,000. The whole amount was credited against the accounts payable from the Company's wholly-owned subsidiary, AHPC. AHPC was indebted to PIE Healthcare in excess of $1,000,000 accruing from gloves purchased.

    On August 20, 1996, the Company issued an additional 672,269 shares of Common Stock to MBf International for a cash consideration of US$1,000,000.

    LATEX GLOVE PRODUCTS

    Through its subsidiary, AHPC, the Company markets non-sterile, ambidextrous latex and vinyl examination gloves used primarily in the health care industry. Gloves marketed by AHPC are manufactured primarily by PIE Healthcare, PT Buana and other third parties. Gloves are marketed by AHPC under the brand names "Glovetex(R)" and "DermaSafe(R)" to medical/surgical distributors, dental distributors, nursing homes and food service distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." A case of gloves, which comprises 10 or 20 boxes of 100 gloves per box, is sold by AHPC to medical/surgical dealers.

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

    Manufacturing Operations. The production of examination gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia, one of the world's largest producers of rubber. Once gathered, the raw latex is sent to a centrifuge, where the latex is concentrated. PIE Healthcare purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a patented formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles which can create pinholes. Glove-making forms, which are in five sizes and designed for the American hand, are dipped in latex compound. The forms are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity. Hypoallergenic gloves are formulated to remove certain chemical irritants and are "leached" or rinsed in a manner which removes impurities from the latex.

    The plant operated by PIE Healthcare in Malaysia is among the four largest plants in Malaysia and has the capacity to produce approximately 940,000,000 powdered latex examination gloves per year. The PT Buana factory, which is approximately 70% owned by the Company, had not begun production as of December 31, 1995, and was in the start-up phase of operations at that time. Accordingly, the factory had capitalized certain start-up costs incurred and began amortizing these costs over a one-year period when operations commenced in April 1996. Product shipments began in

May 1996.   PT Buana has the ability to provide AHPC with 750,000,000 powdered latex examination gloves per year.

    Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected, and a sample of gloves from each batch is tested in the laboratory for air capacity and water-tightness.

    Gloves are packaged in tamper-proof non-fibrous boxes. The gloves are then shipped either to a warehouse in the city of Des Plaines, in Illinois, or to public warehouses located in the city of Sparks, in Nevada, the city of Atlanta, in Georgia, and the city of Franklin, in Massachusetts, where they are stored for delivery to medical and surgical dealers.

    Suppliers. PIE Healthcare supplied approximately 45% of AHPC's latex glove inventory in 1996. In prior years, AHPC was also supplied by another Malaysian factory, MBf Rubber Products Sdn. Bhd. ("MBf Rubber"), which is a subsidiary of MBf Holdings. During February 1995, MBf Rubber ceased operations in Malaysia and is now a discontinued operation.

    AHPC purchases its powder free gloves from an unrelated Malaysian factory. AHPC has entered into a supply agreement with this company for its powder free gloves which will enable the Company to obtain the necessary inventory levels to meet customer glove demands. Although the Company is currently able to meet its orders for latex gloves products, including powder free latex gloves. AHPC's inability to receive sufficient glove supplies would have a material adverse effect on the Company since there is limited manufacturing capacity from which to obtain gloves from other sources.

    Markets and Methods of Distribution.   AHPC markets latex gloves through a
network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors, and major retail outlets. The principal methods of marketing are trade shows, seminars, and sales representatives, as well as advertising and direct mail.
In addition, AHPC employs a sales force of 25 persons comprised of manufacturer sales representatives, regional sales managers and representatives, and an in-house sales and customer support staff.

    FDA Regulation of Latex Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the FDA. Included within such procedures are minimum testing requirements, as well as FDA current Good Manufacturing Practices. In order to be labeled "hypoallergenic," latex examination gloves must pass the FDA's modified "Draize Test" which involves placing the latex product in contact with the skin of both humans and certain laboratory animals and measuring the reactions of the participants.

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

    Customers. During calendar 1996, two of AHPC's customers, Owens & Minor, Inc. and Sysco Co., accounted for 34.1% and 29.2%, of net sales, respectively. The loss of either of such customers would have a materially adverse effect on the Company.

    Patents and Trademarks. MBf Rubber has licensed to AHPC the trademarks "Glovetex" and "Dermasafe," which are trademarks registered in the United States, pursuant to the terms of a Distributorship Agreement.

LATEX CONDOM PRODUCTS

    On December 30, 1993, the Company purchased the rights to the condom license agreement dated December 31, 1992 between Playboy Enterprises, Inc. ("PEI") and MACC Trading Limited, an affiliate of MBf Holdings. In November 1996, the Company reached an amicable agreement with Playboy Enterprises, Inc. to terminate the license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company will, until June 30, 1997, continue to sell Playboy(R) condoms in the 15 countries where it has launched the product. Subsequent to June 30, 1997, the Company will be entitled to receive royalty revenues on sales of Playboy(R) condoms in these countries and Japan through June 30, 2000 and 1998, respectively. See Note 3 of the Consolidated Financial Statements for more information concerning the net assets and liabilities of discontinued operations of the Playboy(R) condom business at December 31, 1996 and 1995.

    Suppliers. Prior to October 1996, condoms bearing the Playboy(R) brand name and rabbit-head design marketed by the Company were manufactured primarily by MBf Personal Care Sdn. Bhd., a Malaysian company ("MBf Personal Care"), which accounted for 95% of the Company's products. Subsequent to October 1996, the Company purchased its condoms from an unrelated manufacturer following the sale of MBf Personal Care's plant by its parent.

    Markets and Methods of Distribution. Condoms are marketed by the Company through a network of international distributors. Each authorized distributor sells and distributes the condom products throughout an identified country to consumers through normal retail channels of distribution for such country. Typically, these channels include pharmacies, supermarkets, chain stores and supermarkets. The Company had entered into 23 distribution agreements for the sale and distribution of the condom products but only had condom sales in 15 countries.

    Regulation of Latex Condom Products. The Company works closely with each distributor in each country to obtain governmental approval, if necessary, indicating that the Playboy(R) brand condom meets the quality control procedures for the manufacture of latex condoms and quality specification standards for condoms as determined by each such country. The Company has met the specification standards for latex condom products in each country wherein the Playboy(R) brand condom is distributed.

EMPLOYEES

    As of March 27, 1997, the Company's U.S. operations employed a total of 40 full-time employees. AHPC also uses the services of six manufacturer sales representatives which do not work exclusively for AHPC and which are paid on a commission basis. The Company's 70% owned Indonesian subsidiary, PT Buana, employed 515 full-time staff and workers in its factory as of that date. None of the Company's employees are represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

LABORATORY SPECIALISTS, INC.

    Pursuant to the terms of a stock exchange agreement dated as of February 23, 1994 ("LSI Agreement"), the Company completed the sale of eighty percent (80%) of its wholly owned subsidiary, Laboratory Specialists, Inc. ("LSI"), to its president for approximately $2,5000,000, comprised of cash, notes and 130,000 shares of the Company's Common Stock. LSI was in the business of providing drug testing services. As a result of the stock exchange agreement,
the Company is no longer in the drug testing business.   See also Note 3 of the
Consolidated Financial Statements for additional information on the Company's investment in LSI.

INVESTMENT IN LSAI

    Pursuant to the terms of a stock exchange agreement dated as of July 12, 1994 ("LSAI Agreement"), the Company exchanged 706,244 shares of the preferred stock of LSI (valued at $706,244) for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI") contingent upon LSAI successfully completing its initial public offering ("IPO"). In September 1994, LSAI successfully completed its IPO and currently trades under the symbol "LABZ" on the Nasdaq SmallCap Market. The Company agreed not to sell any of its shares of LSAI stock prior to July 8, 1996 without the prior consent of LSAI and certain of its officers and directors. These shares of common stock now are eligible for sale under Rule 144 of the Securities Act of 1933, as amended, without LSAI's approval. During the second half of 1996, the Company sold 15,000 shares of LSAI. See Note 3 of the Notes to Consolidated Financial Statements for additional information concerning the Company's investment in LSAI.

DISCONTINUED SUBSIDIARY

      During 1995, the Company eliminated its investment in the net assets of a discontinued subsidiary, Disposable Garments Inc. ("DGI") as a result of sales of inventory and the collection of outstanding trade receivables of such discontinued subsidiary. As a result, the Company's investment in this subsidiary was reduced from $209,111 at December 31, 1994 to $0 at December 31, 1995. The

Company recorded a loss of approximately $67,700 at December 31, 1995 on the sale of those assets. DGI was inactive during 1996 and was dissolved in December 1996.

ITEM 2.  PROPERTIES

    On March 11, 1995, AHPC moved its administrative and corporate offices from the Des Plaines, Illinois facility to a 7,630 square foot facility in Itasca, Illinois. The lease term for this location is for a period of five years and commenced on March 1, 1995. The yearly lease cost is approximately $139,300 in year one, with annual increases of approximately 3% for years two through five. This corporate office in Illinois became the Company's executive office effective June 1995.

    In April 1995, the Company's executive offices were re-located to One Parker Plaza, Fort Lee, New Jersey. On April 1, 1995, the Company entered into a new five year lease for this location with an annual lease cost of approximately $75,000 per year. During June 1995, the Company closed the New Jersey office as part of the restructuring which took place in the second quarter of 1995. The Company entered into a sublease agreement for the New Jersey office space for the remaining lease term at the identical cost as stated in the April 1, 1995 lease agreement.

    Under the Company's lease agreement dated February 1993, for approximately 4,000 square feet of space at 5100 Town Center Circle, Boca Raton, Florida, the Company is obligated for a five year term at an approximate annual rental of $70,000 per year. Accordingly, in connection with the relocation of the Company's executive offices from Boca Raton, Florida, to Fort Lee, New Jersey, on March 1, 1994, the Company entered into a two year sublease on that space for approximately $62,000 with a three-year renewal option at $70,000. The Company was notified in accordance with the sublease agreement that the sublease tenant will not be renewing its option and will vacate on March 31, 1996. Effective December 1, 1996, the Company entered into a sublease agreement for the Boca Raton office space for the remaining lease term at the identical cost as stated in the February 1993 lease agreement.

    AHPC's warehouse operations are housed in a 22,000 square-foot facility in the city of Des Plaines, in Illinois. The lease term for this location is for a period of five years and commenced April 1, 1993. The yearly cost of the lease is approximately $116,500 in year one, with annual increases of approximately 3% for years two through five. In addition, AHPC uses public warehouse facilities in the city of Sparks, in Nevada, the city of Atlanta, in Georgia, and the city of Franklin, in Massachusetts, as needed. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

    The Company considers all existing space sufficient, but may search for a larger warehouse facility in the Midwest to reduce its warehousing costs and provide additional space should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

    AHPC was named as a defendant in October 1993, in an action commenced in the Superior Court of the State of California, County of Sacramento, by Kathleen Kennedy and Sharon Tryon, plaintiffs, against several manufacturers and distributors of latex products. The complaint alleges damages associated with the use of latex protective gloves. AHPC received notice of the claim from one of its customers which tendered the defense and indemnity of the action of AHPC pursuant to the terms of a Purchasing Agreement and Trademark Licensing Agreement. AHPC referred this matter to its insurance carrier in 1993. This case was dismissed in 1996.

    During 1995, AHPC was named in two class action lawsuits. In March 1995, AHPC was named as a defendant in an action commenced in the Circuit Court of Milwaukee County, Milwaukee, Wisconsin by Linda Green et al, plaintiffs, against several manufacturers and distributors of latex examination gloves. In April 1995, AHPC was named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Philadelphia, PA, by Garth Borel et al, plaintiff, against several distributors of latex examination gloves. Both these cases have unspecified amounts claimed and the Company has referred them to its insurance carrier.

    Since January 1996, 19 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, have been filed in federal and state courts against the Company, and other manufacturers of latex gloves, alleging injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. One of these lawsuits was settled in January 1996 for a nominal amount. Management believes all such matters are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

    From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. As of the date hereof, the Company is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of the Shareholders of the Company was held on December 5, 1996. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect seven Class A directors and two Class B directors to hold office until the next annual meeting of Shareholders or otherwise as provided in the Company's By-Laws.

                                    Nominees
                                    --------
                                Tan Sri Dato Loy
                                  Teik Hok Loy
                                 Heng Sewn Loi
                               Edward J. Marteka
                               George Jeff Mennen
                                Cheng Soon Teoh
                               Dr. Sen Chong Teo
                               Robert J. Simmons
                                Don L. Arnwine

    Each of the nominees for director received the following number of votes:

                           For                            4,117,136
                           Against                           26,838
                           Non-votes                        106,897

2. To increase the number of authorized Common Stock shares from 4,000,000 to 10,000,000 shares. The vote of the Shareholders was as follows:

                           For                            4,113,547
                           Against                           86,327
                           Abstentions                        4,100
                           Non-votes                        106,897

3. To concur in the selection of Arthur Andersen LLP independent auditor for the fiscal year ending December 31, 1996. The vote of the Shareholders was as follows:

                           For                            4,198,310
                           Against                            3,864
                           Abstentions                        1,800
                           Non-votes                        106,897

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

 DECEMBER 31, 1996                                       HIGH                    LOW
 -----------------                                       ----                    ---
 First quarter . . . . . . . . .                        5-1/4                  3-7/8

 Second quarter  . . . . . . . .                        4-1/8                  3-1/4

 Third quarter . . . . . . . . .                        2-3/8                  1-3/4

 Fourth quarter  . . . . . . . .                        1-7/8                  1-1/4

 DECEMBER 31, 1995
 -----------------
 First quarter . . . . . . . . .                       17-1/2                 11-7/8

 Second quarter  . . . . . . . .                       11-7/8                  8-1/8

 Third quarter . . . . . . . . .                        9-3/8                  7-1/2

 Fourth quarter                                       7-13/16                  2-5/8

    There were approximately 400 record holders of Common Stock as of March 27, 1997. The Company believes that there are approximately an additional 2,200 holders whose stock is held in "street name."

    The Company has not paid a dividend with respect to the Common Stock. The Company expects to reinvest its earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

    All share and per share data information contained in this Annual Report gives retroactive effect for the 10-for-1 reverse stock split which occurred on December 18, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for the five calendar years ended December 31, 1996 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                                                        MBF USA, INC.
                                                              FOR THE YEAR ENDED DECEMBER 31,
 STATEMENT OF OPERATIONS DATA:                1996           1995            1994           1993           1992
                                              ----           ----            ----           ----           ----
 Product Sales                             $47,589,421     $40,950,968    $34,301,735    $31,241,073    $22,069,204
 Cost of Goods Sold                         38,358,756      36,177,651     27,387,357     26,543,652     19,317,106
 Gross Profit                                9,230,665       4,773,317      6,914,378      4,697,421      2,752,098
 Operating Expenses                          9,580,126       7,322,140      6,397,607      5,915,411      2,487,920
 Restructure Charge                               -          1,808,757           -              -               -
 Other Income                                  122,696         266,975        497,641         88,153        284,847
 Income from Investment in Subsidiary             -            -               79,374         73,267        120,228
 Minority Interest in Income of
 Subsidiary                                    (77,732)         (2,174)          -              -               -
 Income (Loss) from Discontinued
 Operations                                   (916,979)       (771,625)       (93,256)      (354,259)        12,294
 Net Income (Loss)                         $(1,164,587)    $(4,864,404)    $1,000,530    $(1,410,829)      $358,547

 PER SHARE DATA:
 Net Income (Loss) Per Share                     $(.32)         $(2.00)          $.41          $(.59)          $.20


 BALANCE SHEET DATA (END OF PERIOD):
 Total Assets                              $27,513,624     $26,373,204    $18,493,771    $17,600,575    $13,586,715
 Long-term Liabilities                      $7,098,132     $10,342,500     $3,065,232     $1,108,330       $187,000
 Total Shareholders' Equity                 $3,531,424      $1,319,661     $3,911,116     $3,742,141     $2,409,884

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(2)

    The Company's subsidiary, AHPC, is engaged in the marketing and distribution of latex examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company recorded record glove product sales in 1996 with an increase of 16.2%.

    Through its Playboy license rights and condom distribution agreement, the Company distributed Playboy(R) brand condoms to fifteen countries. In November 1996, the Company adopted a plan to discontinue and exit the condom business. Accordingly, the condom business is reported as a discontinued operation in the accompanying consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements for more information on the discontinuance of the Playboy(R) condom business.

    PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 and sold approximately 97% of its production to AHPC in 1996. All significant intercompany transactions have been eliminated in consolidation.

    This analysis of the results of operations and financial condition of the Company should be viewed in conjunction with the financial statements and other information concerning the Company included throughout this Annual Report. The consolidated financial statements for the years ended December 31, 1996 and 1995 include the results of operations and statements of cash flows of the Company, AHPC, PT Buana, Premier Latex Inc. (inactive and dissolved in December
1996), the discontinued operation of DGI and the discontinued operations of the condom business.

RESULTS OF OPERATIONS

    Fiscal 1996 compared to Fiscal 1995. The results of operations for 1996 exclude the revenues and expenses of the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the losses from discontinued operations as separate line items in the consolidated statements of operations.

    Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Product sales totaled $47,589,421 and $40,950,968 for the years ended December 31, 1996





----------------------------


(2)Forward looking statements in this Item 7, Management s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company s plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading Risks Affecting Forward
Looking Statements and Stock Prices.   The Company cautions investors that its
business is subject to significant risks and uncertainties.

and 1995, respectively. This increase represents a 16.2% increase in glove sales in 1996 over 1995. This increase is attributable to AHPC's more developed customer relationships, sales price increases, and an increase in the sales mix of higher priced products.

    Revenues from the Playboy(R) condom business were $1,380,435 and $2,078,096 for the years ended December 31, 1996 and 1995, respectively. These revenues are included in the losses from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant to agreement with Playboy(R) in November 1996. Under the exit plan, the Company will continue to sell Playboy(R) condoms until June 30, 1997 and will receive royalty income for up to three years after that date from sales in 15 countries in which the Company had launched the Playboy(R) condoms.

    Cost of goods sold for fiscal 1996 as a percentage of product sales was 80.6% compared to 88.3% in 1995. This reduction in the cost of sales and improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1996 due to a lower raw material latex price; (ii) increased glove sale prices in 1996 over 1995; (iii) an increase in sales of higher profit margin glove products, particularly powder free examination gloves; (iv) successfully negotiating reductions in the ocean freight import rates; (v) the U.S. government lowering the duty importation fees associated with examination gloves; (vi) the duty free status of importing Indonesia manufactured glove products into the U.S.; and (vii) the inclusion of PT Buana's manufacturing gross margins in 1996, which increased the overall margin for internally manufactured gloves versus third party manufactured gloves. The Company currently expects its gross margin to continue to be affected by changes in product mix, competition and other factors.

    Selling, general and administrative ("SG&A") expenses increased from $6,707,634 in 1996 to $8,462,426 in 1995, a 26.2% increase. The increase is attributable to: (i) an increase in selling expenses at AHPC commensurate with its sales growth; (ii) the increase in SG&A expenses from PT Buana's operations, which began in May 1996; and (iii) the expansion of the Company's sales and support forces. As a percentage of net product sales, SG&A expenses increased to 17.8%, compared with 16.4% in 1995 and 17.9% in 1994. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

    Interest expense increased from $614,506 in 1995 to $1,117,700 in 1996. This increase is attributable to the inclusion of PT Buana's interest expense in 1996 of $389,428 and additional borrowings to fund the growth and expansion of the glove business.

    At December 31, 1996, the Company had a net operating loss carry-forward ("NOL") of approximately $5,300,000 which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOL is subject to limitations in future years if certain ownership changes occur.

    The Company continued to have losses from discontinued operations primarily from the condom business. These losses were the result of very high SG&A expenses from the introduction, launch, and advertising costs associated with running the condom business in numerous foreign countries. The condom business is highly competitive and was creating losses for the Company. The Company's exit of the condom business is part of the strategy to return the Company to profitability.

    For the year ended December 31, 1996, the net loss for the Company was $1,164,587, compared to a net loss of $4,864,404 in 1995. The overall loss per share was $.32 in 1996 compared to a loss per share of $2.00 in 1995.

    Fiscal 1995 compared to Fiscal 1994. The 1995 and 1994 consolidated financial statements were restated to reflect the discontinuance of the Playboy(R) condom business. These reclassifications did not have any impact on the net income or loss for those periods.

    Total revenues for the year ended December 31, 1995 were $41,217,943 compared to $34,799,376 in 1994, an increase of 18.4%. Total revenues consist mainly of net product sales (glove sales) of $40,950,968 and $34,301,735, during the years ended December 31, 1995 and 1994, respectively. These net product sales are from the Company's examination glove product line sold by the Company's subsidiary, AHPC, and represent a 19.4% increase in glove sales. The PT Buana factory had no product sales in 1995 because it was in its start-up phase.

    Revenues from the Playboy(R) condom business were $2,078,096 and $758,685 for the years ended December 31, 1995 and 1994, respectively. These revenues are included in the loss from discontinued operations in the consolidated statements of operations.

    In 1994, the Company received $350,000 in consulting income from MACC Trading Limited; the Company did not receive any income of this nature in 1995.

    Cost of goods sold for fiscal 1995 as a percentage of product sales was 88.3% compared to 79.8% in 1994. This increase is attributable to an increase in the cost of sales at AHPC from 80.0% in 1994 to 88.3% in 1995 primarily due to a 30% increase in the price of raw material latex in 1995. During the first quarter of 1995, there was a significant increase in the price of latex, the main component of latex gloves sold by AHPC.

    The increased price of raw material latex had a direct effect on the increase in cost of goods sold and corresponding lower profit margins. The Company implemented latex examination glove price increases to its customers in 1995 due to the higher purchase prices incurred throughout 1995. In 1995, AHPC no longer received any purchase allowance credits which were given in 1994 in accordance with the earnings requirement as stipulated in the Share Exchange Agreement with MBf International.

    SG&A expense increased from $6,125,645 in 1994 to $6,707,634 in 1995, a 9.5% increase. The increase in overhead is attributable to (i) higher overhead levels at AHPC associated with the increase in sales and (ii) the start-up expenses incurred in the first quarter of 1995 associated with the development of a line of nutritional products. The Company exited the nutritional products business in June 1995.

    The Company incurred a restructure charge in the second quarter of 1995 which amounted to $1,808,757. The key components of the restructure charge were costs related to the exit of the nutritional product business, executive management personnel severance, and the closing of the Company's executive office in New Jersey. The charge includes provisions for work force reductions, relocation and related costs, the write down of intangible and other assets, costs associated with the removal of the nutritional vitamin product lines and other costs associated with the execution of the restructure.

    Interest expense increased from $271,962 in 1994 to $614,506 in 1995. The increase is attributable to higher levels of borrowing to finance the increased glove business, fund expenses associated with the restructure charge, the start-up costs of the nutritional products business and, to a lesser degree, an increase in the prime rate in 1995.

    At December 31, 1995, the Company had a net operating loss carry-forward ("NOL") of approximately $4,900,000. In accordance with federal tax regulation, usage of the NOL is subject to limitation in future years if certain ownership changes occur.

    For the year ended December 31, 1995, the Company incurred a net loss of $4,864,404 compared to net income of $1,000,530 for the year ended December 31, 1994. This decrease in income is attributable to: (i) the increased cost of goods sold from the purchase of latex gloves; (ii) the elimination of consulting income and fees from affiliates; (iii) the increased losses from discontinued operations from the condom business and DGI; and (iv) the restructure charge which occurred in the second quarter of 1995.

SEGMENT INFORMATION

    1996. At December 31, 1996, the Company was engaged solely in the business of manufacturing (through its 70% owned Indonesian subsidiary, PT Buana) and distributing examination gloves primarily in the United States. The Company will continue to sell Playboy(R) condoms through June 30, 1997 in accordance with its November 1996 plan to discontinue all condom operations by such later date. The Company will receive royalty revenues from any Playboy(R) condom sales made in the 15 countries where it launched the condom products for up to three years ending June 30, 2000. There can be no guarantee that any royalties will be earned by the Company in all or any of the countries.

    During 1996, the Company dissolved its subsidiaries, DGI and Premier Latex, Inc., which were a discontinued operation and an inactive entity, respectively.

    1995.        At December 31, 1995, the Company was engaged solely in the latex infection control industry segment consisting of latex examination gloves sales and latex condom sales. However, due to the exit of the condom business in 1996, all 1995 condom business has been reclassified and is included in the loss from discontinued operations.

    Due to the Company's majority interest in PT Buana, the Company is also a manufacturer of latex examination gloves. The Company had entered the start-up of a nutritional vitamin business and subsequently exited in June 1995, with the cost of such exit comprising a part of the restructuring charge which was incurred at that time. In 1995, the Company liquidated the remaining assets of its wholly owned subsidiary, Disposable Garments Inc. ("DGI"), a discontinued operation, which had discontinued operations in December 1993.

    1994. The financial statements presented for the year ended December 31, 1994 reflect revenues and expenses derived solely from the distribution of the latex examination gloves product line. All 1994 condom and DGI business has been reclassified and is included in the loss from discontinued operations. During the fiscal year 1994, as a result of agreements made during 1993, the Company discontinued operations in the disposable garment and drug testing services segments. In 1993 and 1992, the Company was engaged in three industry segments: latex infection control products; disposable garments; and drug testing services.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at December 31, 1996 decreased $385,271 from December 31, 1995 levels. The Company experienced a decline in cash flows in 1996 from operating activities and the funding of capital expenditures for additional PT Buana manufacturing equipment, while cash increased from bank borrowings and additional letter of credit financing, and cash proceeds of $3,400,000 from the issuance of Common Stock ($2,400,000 of those proceeds were received from MBf International, the Company's parent).

    The Company experienced negative cash flow from operations of $1,300,000 during 1996 as a result of a net loss and a reduction in trade payables, which were offset somewhat by a reduction in inventories. The Company used $4,600,000 for investing in 1996 as a result of the purchase of fixed assets for operations of the new manufacturing facility in Indonesia. The Company experienced positive cash flow of $5,500,000 from financing activities during 1996, which included the additional borrowing on PT Buana's debt facility of $2,500,000, an increase in letter of credit debt of $4,700,000 and proceeds from issuances of Common Stock, offset by payments of $4,000,000 on notes payable.

    At December 31, 1996, the Company's principal sources of liquidity included: $300,000 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring in October 1997; $4,600,000 available under a bank unsecured letter of credit facility; and $6,500,000 available under a secured Indonesian bank loan facility with a banking syndicate. At December 31, 1996, $6,400,000 was outstanding under the $7,900,000 facility, $3,200,000 was outstanding under the $4,600,000 letter of credit facility, and all $6,500,000 was outstanding under the Indonesian bank facility.

    Inventories at December 31, 1996 decreased to $8,100,000 compared with $10,000,000 at December 31, 1995. This decline was primarily due to inventory management programs.

    Net trade accounts receivable at December 31, 1996 increased to $4,700,000 from $4,100,000 at December 31, 1995. This increase was consistent with higher revenues during 1996.

    In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.50 per share. At December 31, 1996 and 1995, long-term debt of $2,000,000 was outstanding as a result of this transaction.

    Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. For the years ended December 31, 1996 and 1995, the Company incurred interest expense of approximately $200,000 on this indebtedness. This expense has been reclassified and included in the loss on discontinued operations in 1996 and 1995.

    The Company currently expects to have cash needs during 1997 in addition to its expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) the continued conversion of its salespersons to a full time sales force versus the utilization of independent manufacturer sales representatives; (iii) the hiring of additional support staff; (iv) the continuing completion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; and (v) and for other operating expenses.

    The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

    In addition to those matters already set forth in Item 1, Business and this
Item 7, the following may result in the Company not achieving certain results included in any statement that may be considered a forward looking statement. The Company cautions the reader that the following risks may not be exhaustive.

    Variations in Quarterly Results. The Company's quarterly operating results are subject to various risks and uncertainties, including risks and uncertainties related to: local economic conditions; competitive pressures; the composition, timing and size of orders from and shipments to major customers; variations in product mix and the size mix between sales; variations in product cost; infrastructure costs; obsolescence of inventory; and other factors as discussed below. Accordingly, the Company's operating results may vary materially from quarter to quarter.

    The Company operates with little backlog and, as a result, net product sales in any quarter are substantially dependent on the orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, if anticipated shipments in any quarter do not occur as expected, the Company's operating results may be adversely affect and fall significantly short of expectations. Any other unanticipated decline in the growth rate of the Company's net revenues, without a corresponding and timely reduction in the growth of operating expenses, could also have an adverse effect on the Company and its future operating results.

    The Company aims to prudently control its operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfall in a quarter, the Company will be able to control expenses sufficiently to meet profitability objectives for the quarter.

    Financing. The Company's current credit facility expires October 31, 1997, and there can be no assurances that it will be renewed, extended or sufficient to finance continued growth of the Company. The facility is guaranteed by MBf Holdings, which has significantly greater resources than the Company. Should such guarantee not continue to be made available to the Company, there can be no assurances that the Company will be able to obtain the same level of, or interest rate for, bank financing.

    Working Capital Deficit. The Company's balance sheet for the year ended December 31, 1996 shows current assets of $14,416,294 and current liabilities of $16,121,561, resulting in a working capital deficit of $1,705,267. For the year ended December 31, 1995, the Company had a working capital surplus of $2,915,498. Although the Company is aggressively working toward eliminating this deficit, the Company is unable to guarantee that it will be successful in its efforts.

    Dependence on Gloves.   The Company is exclusively engaged in the
manufacture and sale of disposable gloves. Accordingly, the Company's results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company currently has a substantial investment in PT Buana, which exclusively manufacturers powdered gloves, as well as a long term supply contract with PIE Healthcare for the purchase of powdered gloves. Should the demand for powdered gloves decline, due to the greater level of allergic reactions associated with such gloves than powder free latex or synthetic gloves, then the Company will continue to be subject to the aforesaid commitments. Conversions of powdered glove manufacturing capacity to powder free capacity requires substantial time, capital investment and know how, and there can be no assurance such conversion could be made economically or at all, in the event of a substantial decline in the demand for powdered gloves. See "New Glove Products."

    Dependence on Rubber Harvest and Latex Concentrate. The ability of the Company to produce and purchase its products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia and Indonesia and locally processed by the Company and others into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to the Company's results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which the Company has no control. Increases in the price of latex concentrate have adversely affected the Company's raw material costs in the past and could do so again.

    Changes in Gross Margins. Certain of the Company's net product sales are derived from products and markets which typically have lower gross margins compared to other products and markets, due to higher costs and/or lower prices associated with the lower gross margin products and markets. The Company currently expects that its net product sales from powder free gloves will continue to increase as a percentage of total net product sales. In addition, the Company is currently experiencing pricing pressures due to a number of factors, including competitive conditions, consolidation within certain groups of suppliers and changing technologies in the production of powder-free gloves and increasing demand for new glove products. To the extent that these factors continue, the Company's gross margins would decline, which would adversely affect the Company and its future operating results.

    Downward pressure on the Company's gross margins may be mitigated by other factors, such as a reduction in product costs and/or an increased percentage of new product sales from higher gross margin products, such as powder free gloves. The Company is aiming to reduce its product costs and to increase its percentage of net product sales from powder free gloves. However, there is no assurance that these efforts will be successful.

    New Glove Products. The Company is planning to distribute a number of new glove products, in addition to the glove products released in 1996, including synthetic and powder free vinyl gloves. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

    Growth Dependencies. In general, the Company's future growth is dependent on the Company's ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop its relationships with its existing customer base. The failure to achieve these and other objectives could limit future growth and have an adverse effect on the Company and its future operating results.

    On a related note, the pressure to develop and enhance products, and to establish and expand markets may cause the Company's SG&A expenses to increase substantially, which could also have an adverse effect on the Company and its future operating results.

    International Operations. The Company's international manufacturing operation has grown substantially, and, thus, the Company is increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively manage these and other risks could adversely affect the Company and its future operating results.

    Competition. The various markets in which the Company operates are becoming increasingly competitive as a number of other companies develop and sell products that compete with the Company's products in these markets. Certain of these competitors have significantly more financial and technical resources than the Company. The Company faces additional competitive factors besides price, such as product quality, consistency, timeliness of delivery, service, and the size and reliability of the manufacturer. These competitive factors may result in, among other things, price discounts by the Company and sales lost by the Company to competitors that may adversely affect the Company and its future operating results.

    Third-Party Distributors. The Company uses various channels to market and distribute its products primarily by sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution to medical facilities. Accordingly, the Company's ability to market and distribute its products depends significantly on its relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that the Company's relationship with its distributors deteriorates, or the performance or financial condition of the distributor becomes unsatisfactory, the Company and its future operating results could be adversely affected.

    Excess or Obsolete Inventory. Managing the Company's inventory of various size mix and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining excess inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect the Company and its operating results.

    Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing for companies. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have an adverse effect on the Company and its future operating results. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

    Product Liability Insurance.    Participants in the medical supplies
business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's results of operations or financial condition. Claims made against the Company, regardless of their merit, could also have a material adverse effect on the Company's reputation. There is no assurance that the coverage limits of the Company's insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is subject to a number of lawsuits filed against it and other manufacturers of latex gloves alleging injuries relating to allergic reactions caused by the residual chemicals or latex proteins in gloves. This litigation is still in the early stages, and there can be no assurance that the Company's insurance will be sufficient to meet any recovery for which the Company may be found liable, that the outcome of such suits will not materially adversely affect the Company's results of operations or financial condition or that the Company's deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove burdensome.

    Stock Market Fluctuations. In recent years, the stock market in general, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as: quarterly variations in the Company's operating results; changes in revenue growth rates for the Company; changes in earnings estimates by market analysts; the announcement of new products or product enhancements by the Company or its competitors; speculation in the press or analyst community; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of MBf, USA, Inc." on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

 Name                                    Age       Position
 ----                                    ---       --------
 Heng Sewn Loi                           37        Chairman and Chief Executive Officer

 Edward J. Marteka                       59        President

 Stephen Tan                             41        Chief Financial Officer, Treasurer and Secretary

 Robert C. Carter                        35        Controller and Assistant Secretary

Biographies for Messrs. Loi, Marteka, Tan and Carter are included below.

    The directors of the Company consisting of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                                                    Age                       Director Since
----                                                    ---                       --------------
Tan Sri Dato (Dr.) Hean Heong Loy                       61                             1992
Teik Hok Loy                                            32                             1993
Heng Sewn Loi                                           37                             1993
Edward J. Marteka                                       59                             1995
George Jeff Mennen                                      55                             1994
Cheng Soon Teoh                                         52                             1995

Class B Directors
-----------------
Name                                                    Age                       Director Since
----                                                    ---                       --------------
Robert J. Simmons                                       53                             1995
Don L. Arnwine                                          64                             1995

    The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

    Tan Sri Dato (Dr.) Hean Heong Loy, a former Chairman of the Board of Directors, was elected to the Board of Directors on February 27, 1992. On December 17, 1993, he resigned as Chairman of the Board but continues to serve as a director of the Company. He has served in various capacities with MBf Holdings Berhad ("MBf Holdings") since 1963 and currently is the President and Chief Executive Officer of MBf Holdings. He has served as Chairman of the
Board of Directors of MBf International
since May 1991. Tan Sri Dato Loy also serves on the Board of Directors of MasterCard International. Tan Sri Dato Loy was made a Justice of the Peace, an honorary title, by the late Sultan of Perak for his contributions to the nation of Malaysia, and in the same year was conferred the award of the honorary title "Dato Paduka Mahkota Johor" by the late Sultan of Johor. On June 6, 1992, the additional title "Tan Sri" was conferred upon him.

    Teik Hok Loy was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and currently serves in the position of Alternate to the President and Chief Executive Officer of MBf Holdings. He also serves as a director of MBf Holdings. Teik Hok Loy is the son of Tan Sri Dato Loy.

    Heng Sewn Loi was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and previously served as President of its manufacturing division. On September 1, 1995 he was appointed as Chairman of the Company, and is currently based in the United States to undertake this role.

    Edward J. Marteka was the founder of and has been the President and Director of the Company's subsidiary, AHPC since its incorporation in 1989. In May 1995, Mr. Marteka was appointed to the Board of Directors and as President of the Company. Mr. Marteka is responsible for the overall operations of AHPC and the Company. Mr. Marteka had held various positions with Baxter Healthcare Corporation, and served as Vice President of its International Division.

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

    Don L. Arnwine was elected to the Board of Directors in December 1995. He is currently President of Arnwine Associates, a company he founded in 1989 to provide specialized advisory services to the health care industry. From 1961 to 1972, Mr. Arnwine served as Director of the Hospital at the University of Colorado Medical Center. From 1972 to 1982, he served as President and CEO of the Charleston Area Medical Center. In 1982, Mr. Arnwine became President and CEO of Voluntary

Hospitals of America and was named its Chairman and CEO in 1985, in which capacity he served until founding Arnwine Associates.

    Stephen Tan was engaged by MBf Holdings as CFO of the Trading Division in December 1994, and transferred to the U.S. in September 1995 to serve as CFO and Secretary of the Company. In 1981, after graduating in London as a Certified Accountant, he worked in England, New Zealand, and Malaysia as financial accountant, business consultant, and auditor with various organizations for over 15 years.

    Robert C. Carter joined the Company in March 1992 and has served as the Controller of AHPC since that time. He was appointed Assistant Secretary of the Company in May 1995. Previously, Mr. Carter was employed by Clifton, Gunderson & Co. and Arthur Andersen LLP, certified public accountants. Mr. Carter holds a B.S. in accounting from the University of Denver and became a certified public accountant in 1988.

    Dr. Sen Chong Teo was elected to the Board of Directors on December 5, 1996. Dr. Teo subsequently resigned from the Board on February 28, 1997.

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

COMPENSATION OF DIRECTORS

    Directors are compensated for serving on the Board of Directors in the amount of $1,000 for attending in person and $500 by telephone meeting, and each director is presently entitled to receive stock options under the Plan to purchase 1,000 shares of the Company's Common Stock as a result of his initial election to the Board of Directors. The Company's prior practice was to grant to each director upon his election options under the Plan to purchase .3% of the outstanding shares of Common Stock. In conjunction with his election to the Board of Directors in 1993, Tan Sri Dato (Dr.) Hean Heong Loy was granted options for 6,824 shares at an exercise price of $14.40 per share. In conjunction with their respective elections to the Board of Directors, Heng Sewn Loi and Teik Hok Loy were each granted options in December 1993 for 1,000 shares at an exercise price of $13.70 and in April 1994 for 9,000 shares at an exercise price of $13.125. When newly-elected, the Company's Class B and Class A Directors received options to purchase 1,000 shares at an exercise price of $2.63 and $16.80, respectively, under the Plan. George Jeff Mennen received an option in October 1994 to purchase 1,000 shares of the Common Stock of the Company at an exercise price of $17.50 under the Plan as a result of his election to the Company's Board of Directors. Under the terms of the Plan, the Compensation

Committee of the Board may determine the exercise price for options granted to Directors for a period of up to six months from the date of grant. All of the director options are immediately exercisable for a maximum period of ten years from the date of grant.

    Effective July 23, 1996, the Company repriced all outstanding director and employee options to $2.75, the closing stock price on the grant date. All director options issued to former directors were terminated upon their departure from the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires certain officers, directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of these persons is in compliance with all applicable filing requirements.

ITEM 11.     EXECUTIVE  COMPENSATION

    The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other executive officers whose aggregate annual salary and bonus exceeded $100,000 during the Company's last three fiscal years:

                                         Annual Compensation                       Long-Term Compensation
                          ----------------------------------------------------     ----------------------


 Name & Principal
 ----------------         Fiscal                                Other Annual       Stock         All Other
 Position                  Year       Salary        Bonus       Compensation      Options      Compensation
 --------                  ----       ------        -----       ------------      -------      ------------
 Heng Sewn Loi,            1996      $140,000      $35,000         $100,000            -             -
 Chairman and Chief        1995         -             -             $20,000       40,000             -
 Executive Officer         1994         -             -                   -        9,000             -


 Edward J. Marteka,        1996      $160,000      $33,333           $7,200            -             -
 President                 1995      $150,000      $29,166           $7,200       15,000             -
                           1994      $137,500      $75,000           $7,200       35,000             -

EMPLOYMENT AGREEMENTS

    On September 1, 1995, the Company entered into an employment agreement with Mr. Heng Sewn Loi (the "Loi Agreement"). The Loi Agreement provides for: (i) Mr. Loi to serve as Chairman of the Company; (ii) a base salary of $140,000 per year; (iii) non-qualified stock options to purchase 40,000 shares of Common Stock under the Plan, 20,000 shares exercisable commencing July 21, 1995, and 20,000 shares exercisable commencing July 21, 1996 at an exercise price of $7.80, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical allowance, automobile allowance, living expenses, dependent tuition allowance, home leave and family travel, provident fund, relocation expenses, tax equalization settlement, U.S. legal and taxation matters and other additional customary benefits. Due to Mr. Loi's pending U.S. residency status, Mr. Loi's salary from September 1, 1995 through December 31, 1995 was incurred by MBf Holdings. Mr. Loi's residence status in the U.S. was approved in January 1996 and his salary was paid by the Company in 1996. Mr. Loi's total employment compensation package amounted to approximately $240,000 per year inclusive of salary, taxes, and benefits.

    On April 1, 1994, the Company entered into an employment agreement with Edward J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as President of the Company (since May 31, 1995) and AHPC; (ii) a base salary of $160,000 per year; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan, 5,000 shares exercisable commencing April 1, 1994, 20,000 shares April 1, 1995 and 10,000 shares April 1, 1996 at an exercise price of $11.875, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock, 7,000 shares exercisable commencing July 21, 1995 and 7,000 shares July 21, 1996, at an exercise price of $7.80, the closing price of Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by Compensation Committee. Mr. Marteka also received options to purchase 1,000 shares of the Company's Common Stock upon his appointment as Class A Director in 1995.

    As approved by the Compensation Committee, all of Mr. Loi and Mr. Marteka's outstanding stock options were repriced effective July 23, 1996 to $2.75, the closing stock price on the date of the grant.

AGGREGATE OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

    The following table provides information on option exercises in fiscal 1996 by the executive officers named in the summary compensation table and the value of such officers' unexercised stock options as of December 31, 1996.

                                                              Number of Unexercised           Value of Unexercised In-
                                                               Options at 12/31/96         the Money Options  at 12/31/96
                                                               -------------------         ------------------------------

                       Shares Acquired         Value
        Name           On Exercise (#)      Realized($)     Exercisable    Unexercisable    Exercisable    Unexercisable
        ----           ---------------      -----------     -----------    -------------    -----------    -------------
 Heng Sewn Loi              - 0 -              - 0 -           50,000         - 0 -          $50,000        - 0 -
 Edward J. Marteka          - 0 -              - 0 -           50,000         - 0 -          $50,000        - 0 -

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors is comprised of the following three Class A Directors: Teik Hok Loy, George Jeff Mennen and Cheng Soon Teoh, each of whom were appointed by the Board of Directors in 1995. The Committee oversees administration of the Company's Omnibus Equity Compensation Plan (the "Plan"). The purpose of the Plan is to attract and retain capable and experienced officers and employees by compensating them with equity-based awards whose value is connected to the continued growth and profitability of the Company. Under the Plan, awards may be made in the form of stock options or restricted stock. Apart from the Plan, the Company has not developed any formalized compensation policy or program. In general, the Company compensates executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. Because the Company's executive officers' employment agreements presently control the compensation paid to such executive officers, the Compensation Committee did not formulate policies with respect to the executive officers compensation during 1996. During fiscal 1996, all action of the Compensation Committee was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Tan Sri Dato (Dr.) Hean Heong Loy has a substantial ownership interest in MBf Holdings, which owns MBf International and 32% of MBf Capital Berhad, an affiliate which owns MBf Personal Care. Teik Hok Loy is the son of Tan Sri Dato (Dr.) Hean Heong Loy and alternate CEO and Director of MBf Holdings. Cheng Soon Teoh currently serves as the Vice President of Mergers and Acquisitions for MBf Holdings. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or the Compensation Committee.

STOCK PERFORMANCE CHART

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market - U.S. Index and (ii) a peer group selected by the Company, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc., DVI Health Services Corp., Hemacare Corp., Medical Sterilization Inc., National Home Health Care Inc., Prime Medical Services Inc. and Psicor Inc.

                                   [CHART]

        * $100 invested on December 31, 1991 in stock or Index -- including reinvestment of dividends. Fiscal year ending December 31.

                                                            Cumulative Total Return
                                   --------------------------------------------------------------------------
                                    12/31/91    12/31/92      12/31/93     12/31/     12/31/95      12/31/96
                                    --------    --------      --------     ------     --------      --------
 MBfUSA, Inc.                         100          56            39          58          14            13
 NYSE/AMEX/Nasdaq Stock               100          110          122          121        166           201
 Peer Group                           100          105           96          92         153           174

    ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

    The following table sets forth information as of March 27, 1997, with respect to the beneficial ownership of the Company's Series A Common Stock and Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Series A Common Stock and Common Stock, (ii) each director, nominee and certain executive officers, and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Series A Common Stock and Common Stock.

                                                                                                 Percent of
                                                                       Amount and Nature of     Total Voting
Title of Class              Name of Beneficial Owner                   Beneficial Ownership         Stock(3)
--------------              ------------------------                   --------------------        ------
Series A Common Stock       MBf International Ltd.(1)                             1,252,538        29.06%
Common Stock                MBf International Ltd.(1)                             1,682,275        39.02%
Common Stock                P.I.E. Healthcare Sdn. Bhd.(2)                          296,296         6.87%
Common Stock                Tan Sri Dato (Dr.) Hean Heong Loy                         6,824(4)      *
Common Stock                Teik Hok Loy                                             10,000(4)      *
Common Stock                Heng Sewn Loi                             50,000(4)                     *
Common Stock                Heng Sewn Loi                              7,000         57,000         1.32%
                                                                     -------
Common Stock                Teoh Cheng Soon                                           1,000(4)      *
Common Stock                Edward J. Marteka                         50,000(4)                     *
Common Stock                Edward J. Marteka                          7,000         57,000         1.32%
                                                                     -------
Common Stock                George Jeff Mennen                                        1,000(4)      *
Common Stock                Robert J. Simmons                                         1,000(4)      *
Common Stock                Don L. Arnwine                                            1,000(4)      *
Common Stock                Stephen K.H. Tan                          15,000(4)                     *
Common Stock                Stephen K.H. Tan                           7,000         22,000         *
                                                                     -------
Common Stock                Robert C. Carter                                          3,000(4)      *
Common Stock                Total Executive Officers & Directors
                              as a group (10 persons)                138,824(4)
                                                                      21,000        159,824         3.71%
                                                                     -------

    MBf International Limited is a wholly-owned subsidiary of MBf Holdings Sdn. Bhd., a publicly-traded Malaysian company. The only owner of more than 5% of the shares of MBf Holdings Sdn. Bhd. is Arab-Malaysian Nominees (Tempatan) Sdn. Bhd., which own 16.532% of the issued capital.

-----------------------------
* Represents less than 1%
(1)MBf International Ltd. is located at 17th floor, One Pacific Place, 88 Queensway, Hong Kong.
(2)P.I.E. Healthcare Sdn. Bhd. is located at Lot 60-61, Senawang Industrial Estate, 70450 Seremban, Negeri Sembilan Darul Khusus, Malaysia.
(3)Percent of Class is based upon the combined number of shares of Series A Common Stock and Common Stock outstanding on March 27, 1997.
(4)Represents shares to be issued upon exercisable options granted under the Company's Omnibus Equity Compensation Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company had entered into arrangements with several entities which are related to MBf International and/or MBf Holdings. The significance of these arrangements to the Company's business, financial condition and operations in the short and long term are discussed below. The Company believes the prices charged by each related entity are as favorable as those that could be negotiated with unaffiliated third parties.

    In 1995 and 1994, the Company purchased approximately 70% and 95%, respectively, of its latex glove inventory from MBf Health and MBf Rubber. As discussed above, in February 1992, AHPC, MBf Health and MBf Rubber entered into a Distributor Agreement which was to expire in February 1997. The prices charged by MBf Health and MBf Rubber approximate the prices which could have been negotiated by unaffiliated third parties. In February 1995, MBf Rubber ceased operations and MBf Health was sold by MBf Holdings on August 16, 1995. In connection with the sale of MBf Health to an unrelated party, MBf Health's name was changed to PIE Healthcare and AHPC entered into a long-term powdered latex glove supply agreement with PIE Healthcare through July 11, 2000. Since PIE Healthcare is not considered to be a related party subsequent to August 16, 1995, the liability to MBf Health was reclassified from due to affiliates to the trade payable liability at December 31, 1995.

    In 1993, MBf Health factored $540,540 of AHPC purchase orders with MBf Factors, an affiliate of MBf Holdings, creating a liability to MBf Factors. No factoring to MBf Factors was performed in 1996, 1995 or 1994. AHPC paid MBf Factors $570,000, $0 and $300,000 in 1996, 1995 and 1994, respectively. At
December 31, 1996 and 1995, AHPC owed MBf Factors $306,785 and $876,785, respectively. It is anticipated that MBf Factors will be paid off within the next year and that no future transactions will be made with MBf Factors. These obligations to MBf Factors are considered liabilities to PIE Healthcare and are included in the trade accounts payable liability at December 31, 1996 and 1995.

    In 1995, the Company began purchasing glove packaging materials (inner boxes and outer cases) from MBf Printing, a Malaysian printing entity and a subsidiary of MBf Holdings. The packaging materials were purchased from MBf Printing for shipment directly to nonaffiliated manufacturers for consistency in packaging materials and to obtain more favorable pricing from those manufacturers. In 1996 and 1995, the Company purchased approximately $430,000 and $600,000, respectively, of packaging material from MBf Printing and the prices charged by them were as favorable as to those that could be negotiated with unaffiliated suppliers. The Company anticipates continuing this arrangement in 1997 but has no contractual obligation to do so.

    The Company utilizes MBf Insurans, an affiliate of MBf Holdings, to insure all of AHPC's inventory purchases while in transit to AHPC's various U.S. warehouses. In 1996 and 1995, the total cost charged by MBf Insurans to insure all inventory in transit was approximately $24,000 and $40,000, respectively, which the Company believes is comparable to unaffiliated third party prices.
No contractual obligations exist between the Company and MBf Insurans but the Company anticipates continuing to utilize their services.

    During 1996 and 1995, the Company purchased its inventory related to its latex condom products from MBf Personal Care, which is a wholly owned subsidiary of MBf Capital, an affiliate of MBf International. In 1996 and 1995, Playboy(R) condom purchases from MBf Personal Care amounted to approximately $685,000 and $700,000, respectively. The Company believes the prices charged by MBf Personal Care were as favorable as those that could have been negotiated with unaffiliated third parties.

    In December 1996, the Company, MACC Trading and MBf Personal Care agreed to offset the MACC Trading long term payable balance of $1,100,000 million against the receivable balance owed to the Company by MBf Personal Care. This offset resulted in a net balance owed by the Company to MBf Personal Care of $119,146 and eliminated the obligation to MACC Trading at December 31, 1996, resulting in effective repayment of the debt to MACC Trading.

    On June 17, 1996, the Company issued 488,973 shares of Common Stock to MBf International for cash proceeds in the amount of approximately $1,400,000.

    On August 20, 1996, the Company issued 672,269 shares of Common Stock to MBf International for cash proceeds in the amount of $1,000,000.

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

    In October 1995, the Company issued 255,072 shares of Common Stock in exchange for: (i) a 70% equity interest in PT Buana, an Indonesian corporation owning a glove manufacturing factory; and (ii) a note receivable in the amount of $737,769. See Note 3 (Acquisition of PT Buana) on page F-15 of the Notes to Consolidated Financial Statements for additional information on the acquisition of PT Buana.

    See Note 4 of the Notes to Consolidated Financial Statements on page F-16 for additional information on related party transactions.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) and (2)   Financial Statements.  A list of financial statements for the
                 Registrant is contained in "Index to Financial Statements of MBf USA, Inc." on page F-1.

(a)(3) Exhibits. The following exhibits are included with this report:

EXHIBIT NO.                   NAME OF EXHIBIT
----------                    ---------------
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

3.3      Certificate of Amendment to Certificate of Incorporation of the Company, incorporated herein by reference to
         Exhibit 3.3 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-
         17458).

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

4.3      Warrant, incorporated by reference to Exhibit No. 4.3 to the Company's Form S-1 Registration Statement
         (Registration No. 33-36206).

10.1     Articles of Merger of Labspecs, Inc. and Laboratory Specialists, Inc., incorporated herein by reference to
         Exhibit No. 2 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (File No. 0-
         17458).

10.2     Plan of Reorganization and Agreement of Merger between the Company and Laboratory Specialists, Inc., incorporated herein by reference to Exhibit No. 10.1 to the Company's

         Form 8 Amendment to Form 10-K, filed with the Securities and Exchange Commission on June 16, 1989 (File No. 0-
         17458).

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

10.5     Promissory Note from the Company to Arthur R. Peterson, Jr., incorporated herein by reference to Exhibit No.
         10.2 to the Company's Form 8 Amendment to Form 10-K, filed with the Commission on June 16, 1989 (File No. 0-
         17458).

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

10.11    Employment Agreement with Larry E. Howell dated February 27, 1992, incorporated herein by reference to Exhibit
         No. 10.11 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-
         17458).

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

10.29    Stock Exchange Agreement dated as of February 23, 1994 by and among the Company, Laboratory Specialists, Inc.
         and Arthur R. Peterson, Jr., and related agreements and documents incorporated herein by reference to Exhibit
         No. 10.29 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-
         17458).

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

10.41    Stock Acquisition Agreement dated October 31, 1995 between the Company and MBf Holdings for the Company to exchange 255,072 shares of the Company's Common Stock for a 70% ownership of PT Buana, an Indonesian business entity, incorporated herein by reference to Exhibit 10.41 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (File No. 0-17458).

10.42    Articles of Amendment to Certificate of Incorporation (1)

10.43    Amended and Restated Omnibus Equity Compensation Plan (1)

21       Subsidiaries of the Company (1)

23.1     Consent of Arthur Andersen LLP (1)

23.2     Consent of KPMG Hanadi Sudjendra & Rekan (1)

(b)      During the last quarter of 1996, the Company filed the following reports on Form 8-K:

         (i) Form 8-K dated November 14, 1996 wherein the Company reported information under Item 5.

-----------------------------
(1)  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REGISTRANT:
                         MBf USA, INC.

Date:  April 10, 1997    By: /s/ Heng Sewn Loi
                             -------------------------------------------
                              Heng Sewn Loi, Chief Executive Officer

Date:  April 10, 1997    By: /s/ Stephen Tan
                             ---------------------------------------------
                            Stephen Tan, Chief Financial Officer, Treasurer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 10, 1997                              By: /s/ Heng Sewn Loi
                                                       --------------------------------------------
                                                        Heng Sewn Loi, Chairman of Board of Directors

Date:  April 10, 1997                              By: /s/ Tan Sri Dato (Dr.) Hean Heong Loy
                                                       ---------------------------------------
                                                       Tan Sri Dato (Dr.) Hean Heong Loy, Director

Date:  April 10, 1997                              By: /s/ Teik Hok Loy
                                                      -----------------------------------------------------
                                                         Teik Hok Loy, Director

Date:  April 10, 1997                              By: /s/ Cheng Soon Teoh
                                                       --------------------------------------------------
                                                        Cheng Soon Teoh, Director

Date:  April 10, 1997                              By: /s/ Edward J. Marteka
                                                       ---------------------------------------------------
                                                        Edward J. Marteka, Director

Date:  April 10, 1997                              By: /s/ George Jeff Mennen
                                                       --------------------------------------------------
                                                        George Jeff Mennen, Director

Date:  April 10, 1997                              By: /s/ Don L. Arnwine
                                                       ----------------------------------------------------
                                                        Don L. Arnwine, Director

Date:  April 10, 1997                              By: /s/ Robert J. Simmons
                                                       ---------------------------------------------------
                                                         Robert J. Simmons, Director

                        MBF USA, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                        TOGETHER WITH AUDITORS' REPORT

                         MBfUSA, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


                                                                                               Page
                                                                                               ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                       F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                       F-3

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995                                        F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
    DECEMBER 31, 1996                                                                          F-6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE
    PERIOD ENDED DECEMBER 31, 1996
                                                                                               F-7
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
    DECEMBER 31, 1996                                                                          F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                     F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and
Board of Directors of
MBf USA, Inc.:

We have audited the accompanying consolidated balance sheets of MBf USA, INC.(a Maryland corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PT MBf Buana Multicorpora as of and for the year ended December 31, 1995, which statements reflect total assets and total revenues of 22% and .02%, respectively, of the consolidated 1995 totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MBf USA, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 19, 1997

                         MBfUSA, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995

                                A S S E T S                                   1996            1995
                                                                             ------           -----

CURRENT ASSETS:
    Cash and cash equivalents                                            $    321,038    $    706,309
    Accounts receivable--trade, net of allowance for doubtful accounts
       of $73,000 in 1996 and $56,100 in 1995                               4,677,490       4,118,361
    Inventories                                                             8,094,649      10,031,663
    Prepaid expenses                                                          999,704         448,110
    Other current assets                                                       58,893          11,730
    Current assets of discontinued operations                                 264,520         735,544
                                                                         ------------    ------------
                  Total current assets                                     14,416,294      16,051,717
                                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                                         694,272         698,657
    Construction in progress                                                1,074,092       4,242,199
    Equipment, furniture and fixtures                                       7,183,071         672,637
    Building improvements                                                   1,262,248          21,744
    Vehicles                                                                  105,023          41,487
                                                                         ------------    ------------
                  Total property, plant and equipment                      10,318,706       5,676,724

    Less-Accumulated depreciation                                            (736,858)       (229,402)
                                                                         ------------    ------------
                  Property, plant and equipment, net                        9,581,848       5,447,322
                                                                         ------------    ------------

INVESTMENT IN LSAI                                                          1,015,117       1,059,367
                                                                         ------------    ------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $364,305 in 1996 and
       $306,527 in 1995                                                     1,385,695       1,443,473
    Due from affiliates                                                       550,210       1,791,616
    Other assets                                                              297,209         274,736
    Assets of discontinued operations                                         267,251         304,973
                                                                         ------------    ------------
                  Total other assets                                        2,500,365       3,814,798
                                                                         ------------    ------------
                                                                         $ 27,513,624    $ 26,373,204
                                                                         ============    ============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBfUSA, INC. AND SUBSIDIARIES


             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995

                  LIABILITIES AND SHAREHOLDERS' EQUITY                        1996             1995
                                                                             ------           -----

CURRENT LIABILITIES:
    Accounts payable--trade                                               $  3,291,506    $  7,136,837
    Trade notes payable to banks                                             7,010,453       2,300,635
    Notes payable and current portion of long-term obligations               3,914,914       2,149,166
    Due to affiliates                                                          382,358         338,694
    Accrued expenses                                                         1,219,914         798,605
    Current liabilities of discontinued operations                             302,416         412,282
                                                                          ------------    ------------
                  Total current liabilities                                 16,121,561      13,136,219
                                                                          ------------    ------------
LONG-TERM OBLIGATIONS                                                        7,098,132      10,342,500
                                                                          ------------    ------------
OTHER LONG-TERM OBLIGATIONS
    Due to affiliate                                                                --       1,100,000
    Deferred income taxes                                                      200,286              --
    Other liabilities                                                          341,047         330,266
                                                                          ------------    ------------
                  Total other long-term liabilities                            541,333       1,430,266
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN SUBSIDIARY                                                221,174         144,558
                                                                          ------------    ------------
SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value; 1,252,538 shares authorized;
       1,252,538 shares issued and outstanding                                  12,525          12,525
    Common stock, $.01 par value; 10,000,000 and 4,000,000 shares authorized in 1996 and 1995, respectively;  3,188,333 and
       1,730,795 shares issued and outstanding in 1996 and 1995,
       respectively                                                             31,883          17,308
    Additional paid-in capital                                              10,875,897       7,487,944
    Accumulated deficit                                                     (6,012,811)     (4,848,224)
    Cumulative foreign currency translation adjustment                         (53,034)        (26,856)
    Less- Common stock in treasury, at cost, 130,000 shares in
       1996 and 1995                                                        (1,323,036)     (1,323,036)
                                                                          ------------    ------------
                  Total shareholders' equity                                 3,531,424       1,319,661
                                                                          ------------    ------------
                                                                          $ 27,513,624    $ 26,373,204
                                                                          ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBfUSA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                     1996             1995           1994
                                                                                    ------           ------         -----
  REVENUES:
    Product sales, net                                                           $ 47,589,421    $ 40,950,968    $ 34,301,735
    Interest--affiliates                                                                   --          72,688              --
    Interest                                                                           40,737          27,970          43,990
    Income from affiliates                                                                 --              --         350,000
    Investment in LSI                                                                      --              --          75,000
    Other                                                                              81,959         166,317          28,651
                                                                                 ------------    ------------    ------------
                  Total revenues                                                   47,712,117      41,217,943      34,799,376
                                                                                 ------------    ------------    ------------
COSTS AND EXPENSES:
    Cost of product sales                                                          38,358,756      36,177,651      27,387,357
    Selling, general and administrative                                             8,462,426       6,707,634       6,125,645
    Restructure charge                                                                     --       1,808,757              --
    Interest                                                                        1,117,700         614,506         271,962
                                                                                 ------------    ------------    ------------
                  Total costs and expenses                                         47,938,882      45,308,548      33,784,964
                                                                                 ------------    ------------    ------------
                  Income (loss) from continuing operations before income from investment, minority interest in subsidiary, benefit from
                     income taxes, and loss from discontinued operations
                                                                                     (226,765)     (4,090,605)      1,014,412
INCOME FROM INVESTMENT IN LSI                                                              --              --          79,374

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                             (77,732)         (2,174)             --
                                                                                 ------------    ------------    ------------
                  Income (loss) from continuing operations before benefit
                     from income taxes and loss from discontinued operations         (304,497)     (4,092,779)      1,093,786

BENEFIT FROM INCOME TAXES                                                             (56,889)             --              --
                                                                                 ------------    ------------    ------------
                  Income (loss) from continuing operations before loss from
                     discontinued operations                                         (247,608)     (4,092,779)      1,093,786

LOSS FROM DISCONTINUED OPERATIONS                                                    (840,792)       (703,893)       (184,375)

INCOME (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS
                                                                                      (76,187)        (67,732)         91,119
                                                                                 ------------    ------------    ------------
                  Net income (loss)                                              $ (1,164,587)   $ (4,864,404)   $  1,000,530
                                                                                 ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARE
     AND COMMON SHARE EQUIVALENTS OUTSTANDING                                       3,661,052       2,432,462       2,458,473
                                                                                 ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

                  Continuing operations                                          $      (0.07)   $      (1.68)   $       0.44
                  Discontinued operations                                               (0.25)          (0.32)          (0.03)
                                                                                 ------------    ------------    ------------
                                                                                 $      (0.32)   $      (2.00)   $       0.41
                                                                                 ============    ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   EXHIBIT 21


                                                  State of                      Name Under Which
                   Name                        Incorporation                Subsidiary Does Business
                   ----                        -------------                ------------------------
American Health Products Corporation               Texas              American Health Products Corporation
MBf America, Inc.                                 Oklahoma                          Inactive

                         MBfUSA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          (Retroactively restated to reflect the
                                                          10-for-1 reverse stock split, see Note 9)
                                                          ----------------------------------------
                                                         Series A
                                                       Common Stock                       Common Stock            Additional
                                                   -------------------                 -------------------         Paid-in
                                                     Shares        Amount            Shares        Amount          Capital
                                                     -------       -------          --------       -------        ---------

BALANCE, December 31, 1993                         1,252,538       $12,525         1,179,791       $11,798       $4,702,168

    Issuance of common stock upon exercise
       of warrants                                         -             -            44,457           444          491,037
    Repurchase of treasury shares                          -             -                 -             -                -
    Net income                                             -             -                 -             -                -
                                                   ---------       -------         ---------       -------       ----------
BALANCE, December 31, 1994                         1,252,538        12,525         1,224,248        12,242        5,193,205

    Issuance of common stock upon exercise
       of stock options                                    -             -               495             5            2,945
    Issuance of common stock for loan
       conversion                                          -             -           250,980         2,510        1,197,490
    Issuance of common stock for 70%
       interest in PT Buana                                -             -           255,072         2,551        1,094,304
    Net loss                                               -             -                 -             -                -
    Foreign currency translation adjustment
                                                           -             -                 -             -                -
                                                   ---------       -------         ---------       -------       ----------
BALANCE, December 31, 1995                         1,252,538        12,525         1,730,795        17,308        7,487,944

    Issuance of common stock to MBf
       International for $1,402,528                        -             -           488,973         4,889        1,397,639
    Issuance of common stock to PIE
       Healthcare for $1,000,000                           -             -           296,296         2,963          997,037
    Issuance of common stock to MBf
       International for $1,000,000                        -                -        672,269         6,723          993,277
    Net loss                                               -                -              -             -                -
    Foreign currency translation adjustment
                                                           -                -              -             -                -
                                                   ---------       -------         ---------       -------       ----------
BALANCE, December 31, 1996                         1,252,538       $12,525         3,188,333       $31,883      $10,875,897
                                                   =========       =======         =========       =======       ==========

                                                                       Cumulative
                                                                        Foreign
                                                    Retained           Currency
                                                    Earnings          Translation           Treasury        Shareholders'
                                                   (Deficit)           Adjustment             Stock              Equity
                                                   ----------         -----------            -------            -------

BALANCE, December 31, 1993                           $ (984,350)      $         -         $        -          $3,742,141

    Issuance of common stock upon exercise
       of warrants                                            -                 -                  -             491,481
    Repurchase of treasury shares                             -                 -         (1,323,036)         (1,323,036)
    Net income                                        1,000,530                 -                  -           1,000,530
                                                    -----------       -----------        -----------          ----------
BALANCE, December 31, 1994                               16,180                 -         (1,323,036)          3,911,116

    Issuance of common stock upon exercise
       of stock options                                       -                 -                  -               2,950
    Issuance of common stock for loan
       conversion                                             -                 -                  -           1,200,000
    Issuance of common stock for 70%
       interest in PT Buana                                   -                 -                  -           1,096,855
    Net loss                                         (4,864,404)                -                  -          (4,864,404)
    Foreign currency translation adjustment
                                                              -           (26,856)                 -             (26,856)
                                                    -----------       -----------        -----------          ----------
BALANCE, December 31, 1995                           (4,848,224)          (26,856)        (1,323,036)          1,319,661

    Issuance of common stock to MBf
       International for $1,402,528                           -                 -                  -           1,402,528
    Issuance of common stock to PIE                           -                 -                  -
       Healthcare for $1,000,000                                                                               1,000,000
    Issuance of common stock to MBf                           -
       International for $1,000,000                                             -                  -           1,000,000
    Net loss                                         (1,164,587)                -                  -          (1,164,587)
    Foreign currency translation adjustment
                                                              -           (26,178)                 -             (26,178)
                                                    -----------       -----------        -----------          ----------
BALANCE, December 31, 1996                          $(6,012,811)       $  (53,034)       $(1,323,036)         $3,531,424
                                                    ===========       ===========        ===========          ==========


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBfUSA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1996           1995           1994
                                                                                      --------       --------        -------
    Net income (loss)                                                              $(1,164,587)   $(4,864,404)   $ 1,000,530
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation                                                                    532,148        101,990         79,088
       Amortization                                                                     57,778         51,207         88,564
       Provision for doubtful accounts                                                  16,900         15,500         17,586
       Loss from discontinued operations                                               840,792        703,893        184,375
       (Income) loss from disposal of discontinued operations                           76,187         67,732        (91,119)
       Loss on disposal of property, plant and equipment                                 8,883         53,405          3,281
       Gain on sale of LSAI common stock                                                  (998)            --             --
       Write-off of trademarks                                                              --         50,425             --
       Income from investment in LSI                                                        --             --        (79,374)
       Changes in certain assets and liabilities:
          Accounts receivable--trade                                                  (576,029)      (701,300)      (408,223)
          Inventories                                                                1,937,014     (3,108,000)    (1,411,019)
          Prepaid expenses                                                            (551,594)      (218,966)      (176,944)
          Other assets                                                                 (69,636)        (9,929)      (819,180)
          Accounts payable--trade                                                   (3,845,331)     2,267,348       (411,100)
          Accrued expenses                                                             432,090         27,702        180,535
          Deferred income taxes                                                        200,286             --             --
          Net assets of discontinued subsidiary - DGI                                       --        141,379        693,285
          Net assets of condom discontinued operations                                (518,099)       (79,887)        94,456
          Amounts due (from) to affiliates                                           1,285,070     (2,144,010)     2,816,208
                                                                                   -----------    -----------    -----------
                  Net cash provided by (used in) operating activities               (1,339,126)    (7,645,915)     1,760,949
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (4,675,556)      (873,636)       (88,689)
    Loan to affiliate                                                                       --             --     (1,500,000)
    Proceeds on sales of LSAI comon stock                                               45,248             --             --
    Expenditures for other assets                                                           --             --        (37,612)
    Minority interest in subsidiary                                                     76,616         30,497             --
                                                                                   -----------    -----------    -----------
                  Net cash used in investing activities                             (4,553,692)      (843,139)    (1,626,301)
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt to affiliate                                                   (1,100,000)            --       (650,000)
    Net borrowings (payments) on trade notes payable to banks                        4,709,818      3,722,426     (4,476,726)
    Net borrowings from notes payable                                                2,533,046      4,384,081      5,750,500
    Net proceeds from stock option exercises                                                --          2,950        491,481
    Proceeds from issuance of stock                                                  3,402,528             --             --
    Proceeds from issuance of note payable to Parent                                        --      1,200,000             --
    Payments on notes payable                                                       (4,011,666)      (183,334)    (1,733,998)
                                                                                   -----------    -----------    -----------
                  Net cash provided by (used in) financing activities                5,533,726      9,126,123       (618,743)
                                                                                   -----------    -----------    -----------

IMPACT OF EXCHANGE RATES ON CASH                                                       (26,179)       (26,856)            --
                                                                                   -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (385,271)       610,213       (484,095)

CASH AND CASH EQUIVALENTS, beginning of year                                           706,309         96,096        580,191
                                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                             $   321,038    $   706,309    $    96,096
                                                                                   ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

MBf USA, Inc. and subsidiaries ("the Company") markets medical examination gloves in the United States. In November 1996, the Company adopted a plan to discontinue the Playboy (R) condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company will continue to distribute Playboy(R) condom through June 30, 1997, see Note 3 for more information on the discontinued operations of the condom business. The Company's factory in Indonesia, which manufactures medical examination gloves, was in the start-up phase of operations as of December 31, 1995, began production in April, 1996 and began shipping product in May, 1996.

MBf Holdings, the ultimate parent company, assisted to strengthen the financial position of the Company during 1996.

The Company has incurred operating losses in each of the two years ended December 31, 1996, has consolidated negative working capital of approximately $1.7 million and cash used in operating activities of approximately $1.3 million. Management's plan to strengthen its financial position is as follows:
(1) the Company will concentrate on its core business of distributing and manufacturing medical examination gloves; (2) MBf Holdings Berhad, the ultimate parent company is committed to provide the necessary level of support where needed; and (3) the unprofitable condom business which contributed to the Company's operating losses in each of the two years ended December 31, 1996 has been discontinued.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, American Health Products Corporation ("AHPC"), MBf America, Inc. (a nonactive holding company), Premier Latex, Inc., which was inactive, and Disposable Garments, Inc. ("DGI"), which was a discontinued operation effective December 31, 1993. Premier Latex, Inc. and DGI were liquidated and dissolved on December 2, 1996. Effective October 31, 1995, the Company acquired a 70% interest in an Indonesian glove manufacturing factory, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

MBf International, which holds the Series A Common Stock of the Company and is the majority shareholder of the Company, is a wholly-owned subsidiary of MBf Holdings, a publicly traded company on the Kuala Lumpur Stock Exchange.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Through the acquisition of PT Buana, the Company has recorded land rights and land improvements of $694,272 and $698,657 in 1996 and 1995, respectively, as well as construction in progress of $1,074,092 and $4,242,199 in 1996 and 1995, respectively, as well as other depreciable assets. No depreciation was taken on these assets during 1995 due to the start-up nature of the factory.

Distribution Agreement

The Company and MBf Health Products Sdn. Bhd. ("MBf Health") and MBf Rubber Products Sdn. Bhd. ("MBf Rubber") were parties to a distributor agreement. The agreement provided that the Company would have exclusive marketing rights in North and South America for latex gloves manufactured and supplied by MBf Health and MBf Rubber through February, 1997. MBf Rubber ceased operations in 1995 and the distributor agreement was terminated. Effective July 12, 1995, the Company entered into a new five year distributor agreement with MBf Health (which is now known as PIE Healthcare). The distributor agreement requires the Company to purchase a certain quantity of gloves each year. Revenues from product sales include sales of latex examination gloves sold primarily under the terms of this agreement.

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

Net Income (Loss) Per Share

Net income per common share and common share equivalents in 1994 were computed by dividing net income by the weighted average number of common and common stock equivalent shares outstanding during the periods, after adding the dilutive effect of the conversion of stock options and warrants.

The 1996 and 1995 net loss per common share and common share equivalents does not consider the impact of common share equivalents as their effect is antidilutive.

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

The restructuring resulted in a one-time charge totaling $1,808,757, which primarily related to executive severance pay of approximately $570,000, inventory write-offs of approximately $440,000, other assets and intangible asset write-offs of approximately $200,000 and other costs of approximately $599,000. Substantially all such costs had been paid by December 31, 1995.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

        (1) Current assets and current liabilities: The carrying amount approximates fair value due to the short maturity of these items;

       (2) Long-term debt: The fair value of the Company's long-term debt is based on secondary market indictors. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value; and

       (3) Amounts due to/due from affiliates and shareholders: Amounts due to/due from affiliates and shareholders are non-interest bearing and do not specify maturity dates and, therefore, it is not practicable to estimate the fair value of these financial instruments.


Reclassifications

Certain prior year items have been reclassified to conform with current year presentations.

2.  COMMON STOCK:

The terms of the Series A Common Stock are substantially the same as the Company's Common Stock except:

        a. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The conversion rate could have been reduced up to 33-1/3% per year if AHPC's pretax earnings, as defined, fell below $1,300,000 in 1992 and 1993 and $1,400,000 in 1994, or if additional capital was not contributed. During 1992, 1993 and 1994, AHPC's pretax earnings, after purchase credits discussed in Note 4, were $1,300,000, $1,300,000 and $1,400,000, respectively.
                Accordingly, as of December 31, 1994, the conversion rate was one. The Company has reserved 1,252,538 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

        b. Series A Common Stock entitles MBf International, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to any matters subject to a vote of the shareholders.

On December 5, 1996, the shareholders approved an increase in the authorized Common Stock from 4,000,000 to 10,000,000 shares to allow the Company to have sufficient shares for issuance in connection with employees stock options, business acquisitions, the conversion of Series A Common Stock for Common Stock, public offerings, as well as other purposes.


3.    CORPORATE DEVELOPMENT:

Discontinued Operations

Effective December 31, 1993, the Company adopted a plan to discontinue operations of its wholly owned subsidiary, Disposable Garments, Inc. ("DGI"). DGI, through its supply and requirements agreement with Disposable Medical Products, Inc. ("DMP"), distributed disposable medical garments to unaffiliated customers. Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. At December 31, 1995, there were no assets of DGI, and it was subsequently dissolved on December 2, 1996.

In November 1996, the Company had reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which MBf USA, Inc. distributed Playboy(R) brand condoms in fifteen (15) countries. Under the negotiated agreement, MBf USA, Inc. will, until June 30, 1997, continue to sell Playboy(R) condoms in the countries where it has launched the product. Subsequent to June 30, 1997, MBf USA, Inc. will be entitled to receive royalty revenues on sales of Playboy(R) condoms in these countries and Japan through June 30, 2000 and 1998, respectively. Amounts under the royalty agreement will be recognized as income when received.

The loss from discontinued operations and income (loss) from disposal of discontinued operations of DGI and the Playboy(R) condom business for the years ended December 31, 1996, 1995 and 1994 are summarized below.

                                                 1996        1995         1994
                                              ---------    ---------    ---------
Loss from discontinued operations:
DGI                                           $     -       $    -      $     -

Playboy(R) Condoms                             (840,792)    (703,893)    (184,375)
                                              ---------    ---------    ---------
                                              $(840,792)   $(703,893)   $(184,375)
                                              =========    =========    =========

Income (loss) from disposal of discontinued
operations:
DGI                                            $    -      $ (67,732)   $  91,119
Playboy(R) Condoms                              (76,187)         -            -
                                              ---------    ---------    ---------
                                              $ (76,187)   $ (67,732)   $  91,119
                                              =========    =========    =========

Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The accompanying financial statements include assets and liabilities of the discontinued condom operations which is detailed below.

ASSETS                               1996        1995
------                            --------   ----------
Current assets:
    Due from Playboy              $    -     $   70,000
    Prepaid expenses                   -         38,310
    Trade accounts receivable      262,551      539,255
    Inventories                      1,969       87,979
                                  --------   ----------
                                  $264,520   $  735,544
Other Assets:
    Trademarks & license rights   $267,251   $  304,973
                                  --------   ----------

Total Assets                      $531,771   $1,040,517
                                  ========   ==========

LIABILITIES
Current liabilities:
    Due to Playboy                $    -     $   75,000
    Trade accounts payable         302,416      337,282
                                  --------   ----------
                                  $302,416   $  412,282
                                  ========   ==========

In 1995, trademarks and license rights were amortized on a straight-line basis over the period of the underlying agreement. Due to the exit of the condom business in 1996, the trademarks and license rights will be amortized through June 30, 1997. Amortization expense of trademarks and license rights was $37,722 in 1996 and $24,844 in 1995.

Revenues from the Playboy(R) condom business were $1,380,435, $2,078,096 and $758,685, for the years ended December 31, 1996, 1995, and 1994, respectively.

Investment in Laboratory Specialists, Inc.

On April 18, 1994, the Company consummated an agreement to transfer its common stock investment in Laboratory Specialists, Inc. ("LSI"), an independent drug testing laboratory, to its President and former owner in exchange for the return of the Company's 130,000 shares (reflects the 10-for-1 reverse stock split) of Common Stock held by him. The repurchase of the Company's Common Stock has been accounted for as a non-pro rata nonreciprocal transfer of nonmonetary assets. The repurchase of the Company's Common Stock has been recorded as treasury stock totaling $1,323,036. In addition, as part of the transfer of the Company's Common Stock investment in LSI, the Company received 706,244 shares of cumulative, redeemable, convertible preferred stock of LSI, with an interest rate set at the prime rate, which was valued at $706,244. The transfer of nonmonetary assets described above were recorded at amounts that were not materially different from the approximated fair market value of the assets as of April 18, 1994. Effective July 8, 1994, LSAI acquired all of the capital stock of LSI and LSI became a wholly-owned subsidiary of LSAI. The Company also transferred its rights and all related assets in its drug testing kit to LSI in exchange for a note payable to the Company in the amount of $353,123 and an obligation by LSI to pay royalties on related product sales of LSAI for a period of five years. The LSI note payable and the LSI convertible preferred stock has been recorded as an investment in LSAI totaling $1,059,367 as of December 31, 1994.

Prior to the consummation of the sale, LSI declared a cash dividend of $75,000 and a noncash dividend forgiving amounts due from the Company of approximately $545,000. These dividends have been eliminated in the accompanying financial statements.

Because the Company's investment in the preferred stock of LSI represented less than a 10% interest in that company and was accounted for under the cost method in future periods, and since the Company was no longer in the drug testing business, the accompanying consolidated financial statements present LSI on an unconsolidated basis. A summary of LSI's results of operations is as follows:

For the Period January 1, 1994 to April 18, 1994
------------------------------------------------
Statement of operations
   Revenues                      $ 1,294,775
   Cost of laboratory services      (635,653)
   Operating expenses               (545,493)
   Other                             (34,255)
                                 -----------
                 Net income      $    79,374
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

In September, 1994, LSAI successfully completed its IPO of 1,200,000 shares of common stock and, currently trade under the symbol ("LABZ") on the NASDAQ Small Cap Market System. The Company agreed not to sell its 239,405 shares of common stock of LSAI prior to July 8, 1996, without the prior consent of LSAI and certain of its officers and directors. Thereafter, such shares of common stock will be eligible for sale under Rule 144. During the second half of 1996, 15,000 shares of LSAI were sold resulting in a gain of $998.

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

SFAS No. 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At December 31, 1996 and 1995, there was not a material difference between cost and market value of the Company's investment in LSAI common stock; therefore, no adjustment was made to shareholders' equity.

At December 31, 1996 and 1995, the Company's investment in LSAI includes LSAI common stock, valued at cost of $661,994 and $706,244 respectively, and a note receivable from LSAI of $353,123 for a total investment of $1,015,117 and $1,059,367, respectively. The reduction in value is due to the sale of 15,000 shares during the second half of 1996. The Company believes the note receivable, which is carried at cost, approximates fair value.

Acquisition of P.T. Buana

The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its beneficial interest in common stock representing 70% of the outstanding common stock of PT Buana and a non-interest-bearing demand note in the principal amount of $737,769 ("Note"), for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana are under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost (see Note 12). The Note is guaranteed by MBf Holdings Berhad ("MBf Holdings"), the parent company of MBf International.

The factory had not begun production as of December 31, 1995, and was in the start-up phase of operation at that time. Accordingly, the factory had capitalized certain start-up costs incurred and began amortizing these costs over a one-year period upon commencement of operations in April, 1996.

At December 31, 1996 and 1995, the Company has recorded a minority interest in the PT Buana subsidiary of $221,174 and $144,558, respectively, as reflected in the consolidated balance sheets, representing the non-owned 30% interest in the factory. The minority interest of PT Buana is owned by Indonesian banks financing its construction and operations.

4.  RELATED-PARTY TRANSACTIONS:

At December 31, 1996 and 1995, amounts due from/to affiliates consist of the following:

Due from affiliates:             1996        1995
                               --------   ----------
  Long term-
   MBf Holdings                $    -     $    6,718
   MBf Personal Care                -      1,127,970
   MBf International            200,000      200,273
   MBf Marketing                    -          8,207
   MACC Partners                348,707      350,000
   MBf Rubber                       -         98,448
   MBf Education                  1,503          -
                               --------   ----------
             Total long term   $550,210   $1,791,616
                               ========   ==========

Due to affiliates:               1996          1995
                              ---------    -----------
  Current-
   MBf Rubber                 $ (10,145)    $      -
   MBf International            (57,916)           -
   MBf Holdings                  (4,432)       (85,195)
   MBf Insurans                     (66)       (21,360)
   MBf Management               (39,984)       (13,226)
   MBf Finance                     (120)           -
   MBf Media                     (1,566)           -
   MBf Personal Care           (119,146)           -
   MBf Printing                (148,765)      (218,913)
   MBf Academy                     (218)           -
                              ---------    -----------
             Total current    $(382,358)   $  (338,694)
                              =========    ===========
   Long term - MACC Trading   $     -      $(1,100,000)
                              =========    ===========

During 1996, 1995, and 1994, the Company purchased a substantial amount of its inventories from MBf Health, an affiliate of the Company until August 1995, and MBf Rubber, an affiliate of the Company. During 1994, prices charged by these affiliates, before the application of certain credits discussed below, were not the same as prices which would be charged by unrelated parties. During 1994, credits against purchases, which enabled the Company to meet the pre-tax earnings requirements of the Share Exchange Agreement (the "Agreement") were $3,106,372. This Agreement expired during 1994. These credits against purchases during 1994 resulted in a net cost that approximated that which could have been obtained from unrelated parties. Amounts due from/to MBf Health and MBf Rubber primarily arose from purchases of inventories and credits received under the Agreement. During 1995, MBf Rubber ceased operations in Malaysia and is a discontinued operation.

On August 16, 1995, MBf International announced that it had executed an agreement with Perusahaam Intan Emas Sdn. Bhd. ("PIE") for the sale of its subsidiary, MBf Health, with the option to repurchase the company. In connection with the sale, a distributor agreement was executed between MBf Health and the Company, calling for the purchase of product by the Company according to a predetermined formula. During October, 1995, PIE changed the name MBf Health Products Sdn. Bhd. to PIE Healthcare Products Sdn. Bhd. ("PIE Healthcare"). See
Note 1 for more information on this distributor agreement.

During 1996 and 1995, the Company purchased a majority of its powdered latex examination gloves from PIE Healthcare. The Company intends to continue to purchase its powdered latex examination gloves from PIE Healthcare and to purchase non-powdered gloves from other sources. Since PIE Healthcare is not considered to be a related party subsequent to August 16, 1995, the liability to MBf Health was reclassified from due to affiliates to the trade payable liability at December 31, 1996 and 1995.

Some inventory purchase orders to PIE Healthcare were factored through MBf Factors, an affiliate of MBf Holdings. Amounts due to MBf Factors amounted to $306,785 and $876,785 at December 31, 1996 and 1995, respectively. These obligations are considered liabilities to PIE Healthcare and are included in the trade accounts payable liability at December 31, 1996 and 1995.

Amounts due from MBf Personal Care Sdn. Bhd. ("MBf Personal Care"), includes $200,000 of credits taken by the Company in 1994 against purchases made from MBf Personal Care due to defects in the inventories purchased. MBf Personal Care is a subsidiary of MBf Capital Berhad, a publicly traded company on the Kuala Lumpur Stock Exchange, and owned approximately 32% by MBf Holdings. Additionally, effective December 31, 1994, the Company entered into an agreement with MBf Personal Care whereby MBf Personal Care was granted the exclusive rights to manufacture Playboy (R) brand condoms for the Company. MBf Personal Care agreed to pay $450,000 for this arrangement and the amount is included in the loss from discontinued operations in 1994.

The amounts due from MBf International represent costs associated with the Share Exchange Agreement (see Note 2). As the timing of repayment of the due from affiliate amounts is uncertain, the receivables from affiliates have been classified as long term.

The amounts due to MBf Insurans, an MBf Holdings' affiliate, represent the cost of insuring inventories in transit. Amounts paid to MBf Insurans for this coverage were $45,056, $18,915 and $36,696 in 1996, 1995 and 1994, respectively.

On December 30, 1993, the Company entered into an agreement with a subsidiary of MBf Holdings, MACC Trading Ltd., to purchase license rights and a condom distribution agreement for $1,488,830, assumption of a signing bonus, and assumption of all liabilities for future minimum royalties. On February 18, 1994, the Company made a $600,000 down payment to MACC Trading in accordance with the agreement. A balance of $1,100,000 remained on this obligation to MACC Trading at December 31, 1995. This balance was payable in 60 equal monthly installments of $19,167 with interest on the unpaid balance at the prime rate commencing May 1, 1994. By mutual agreement MACC Trading agreed to defer the commencement of monthly installments and the related interest thereon. In December, 1996, the Company, MACC Trading and MBf Personal Care agreed to offset the MACC Trading long term payable balance of $1,100,000 against the receivable balance owed to the Company by MBf Personal Care. This offset resulted in a net balance owed by the Company to MBf Personal Care of $119,146 and eliminated the obligation to MACC Trading at December 31, 1996.

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

During 1994, the Company provided consulting services to MACC Partners, a subsidiary of MBf Holdings, for which MACC Partners agreed to pay $350,000; this amount has been recorded as due from affiliates--long-term and other income--income from affiliates in the accompanying financial statements. The amount due was reduced to $348,707 at December 31, 1996 due to some expenses incurred by MBf USA, Inc.

In October, 1995, the Company received a $1,200,000 loan from MBf International, which was subsequently converted into 250,980 shares of the Company's Common Stock (see Note 9).

5.    GOODWILL:

The excess purchase price over the value of the net assets of AHPC acquired in February, 1992, in accordance with the Share Exchange Agreement, was recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 40 years.

6.    TRADE NOTES PAYABLE TO BANKS:

Trade notes payable to banks consists of amounts financed through letter-of-credit arrangements which totaled $7,010,453 and $2,300,635 at December 31, 1996 and 1995, respectively. The Company's subsidiary, AHPC, has two bank letter-of-credit facilities available, one of these banks is an affiliated entity, MBf Bank of Tonga, a subsidiary of MBf Holdings. The letter-of-credit liabilities due to the non-affiliated bank respectively at December 31, 1996 and 1995, totaled $3,849,826 and $993,500, respectively. The letter-of-credit liabilities due to the affiliated bank totaled $3,160,627 and $1,307,135 at December 31, 1996 and 1995, respectively. All letter-of-credit liabilities are guaranteed by MBf Holdings. The unaffiliated bank facility is secured by inventory and accounts receivable of AHPC.

In June, 1995, the Company entered into the letter-of-credit banking facility agreement with MBf Bank, Tonga, in the amount of Tonga dollars T$1,000,000 or approximately US $800,000. On August 24, 1995, the MBf Bank of Tonga approved an additional T$2 million letter-of-credit facility, bringing the total facility to T$3 million or approximately US $2.4 million. During 1996, the facility was increased to Tonga dollars, T$5.75 million or approximately US$4.6 million. This facility is unsecured and guaranteed by MBf Holdings.

As of December 31, 1996 and 1995, the Company was contingently liable for outstanding letters of credit totaling $1,725,414 and $1,043,647, respectively.

7.    NOTES PAYABLE:

Notes payable and long-term obligations as of December 31, 1996 and 1995, consist of the following:

                                                                                1996             1995
                                                                             ----------       -----------

Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $2,500,000 and $1,600,000 at December
31, 1996 and 1995, respectively, bearing interest at the prime rate plus 3% (11.25% at December 31, 1996), secured by
inventories and accounts receivable,
guaranteed by MBf Holdings                                                   $2,405,000        $1,500,000

Bank converted credit loan, bears interest at the prime rate plus 3% (11.25% at December 31, 1996), secured by inventories
and accounts receivable, guaranteed by MBf Holdings                               -             4,825,000

PT Buana debt, bearing interest at the Indonesian prime rate
(approximately 11.5% at December 31, 1996) secured by land,
machinery and equipment, accounts receivable and the common
stock equity of PT Buana, guaranteed by MBf Holdings and the minority shareholders of PT Buana, payable in eight semiannual
installments, due November, 2000                                              6,500,000         4,000,000

Subordinated debentures convertible into warrants to purchase
92,500 shares of Common Stock at $20.00 to $25.00 per share, interest payable quarterly at up to prime plus 1.5% to 2.0%, due
through November, 2001                                                        2,075,000         2,166,666

Automobile installment bank loan, bearing interest at 8.25%, secured by an
automobile, final installment due in May, 2000                                   33,046            -
                                                                             ----------       -----------
                                                                             11,013,046        12,491,666
Less-current portion                                                         (3,914,914)       (2,149,166)
                                                                             ----------       -----------
  Long-term obligations                                                      $7,098,132       $10,342,500
                                                                             ==========       ===========

The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios, limitation on additional borrowings, investments and capital expenditures. At December 31, 1996, the Company was not in compliance with two financial ratio covenants but was granted a waiver by the bank through June, 1997.

On November 18, 1996, the Company amended the bank facility (Third Amendment) which (a) increased the revolving line-of-credit from $1,600,000 to $2,500,000,
(b) increased the letter-of-credit commitment from $1,400,000 to $5,300,000, (c) maintained the standby letter-of-credit commitment at $100,000 and (d) eliminated the $4,825,000 non-revolving converted credit loan, which is evidenced by a single credit note in the aggregate amount of $7,900,000. The Company may increase its letter-of-credit facilities by an additional $2,500,000 as line-of-credit principal payments are made.

The PT Buana debt consisted of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. As of December 31, 1996 and 1995, $6.5 million and $4.0 million respectively, had been borrowed against the facility which was used for the purchase of assets, construction and start-up operation of the Indonesian factory.

The principal portion of long-term debt becomes due as follows:

         Fiscal year ending
               1998                  $1,709,914
               1999                   1,809,914
               2000                   1,578,304
               2001                   2,000,000
                                     ----------
                                     $7,098,132
                                     ==========

8.    COMMITMENTS AND CONTINGENCIES:

Litigation

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits and, to date, has been named and served in twenty-two actions, one of which was settled in January, 1996 for a nominal amount and two cases which have been dismissed. Management believes all such matters are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

Royalty Commitments

In connection with the Company's purchase of license rights from MACC Trading, the Company assumed responsibility for the payment of royalties to an unaffiliated company on sales of products covered by the agreement. Royalties are 10% of cumulative sales over $1,000,000 through June, 1996, and 10% of sales thereafter. In accordance with the Company's exit from the condom business, the Company has future royalty commitments of 10% of Playboy(R) condom sales from January 1, 1997 to June 30, 1997.

Significant Contracts

In March, 1994, the Company entered into a contract with an individual to serve as a spokesman for the Company which required annual payments totaling approximately $250,000 through April, 1998. As of December 31, 1996, the Company had paid $456,250 of the $1,000,000 total contracted amount, and had accrued for $206,250 of past due amounts owed to the spokesman in anticipation of a settlement agreement with such spokesman. In February 1997, the Company reached an agreement with this individual to pay $200,000 as final settlement and termination of all future contractual obligations.

Significant Customers

During 1996, two of the Company's customers accounted for approximately 34.1% and 29.2% of net sales, respectively. These customers together accounted for 63.3% of accounts receivable at December 31, 1996.

During 1995, two of the Company's customers accounted for 28.8% and 24.8% of net sales, respectively. These customers together accounted for 38.6% of accounts receivable at December 31, 1995.

Operating Leases

The Company conducts all of its operations in leased facilities. Total rent expense included in the accompanying statements of income for 1996 and 1995 was $348,227 and $385,477, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

            Fiscal year-
               1997                  $303,308
               1998                   194,860
               1999                   158,016
               2000                    66,477
                                     --------
                                     $722,661
                                     ========

9.    SHAREHOLDERS' EQUITY:

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

On June 17, 1996, the Company issued (a) 488,973 shares of Common Stock to MBf International, Ltd. for cash consideration of Malaysian Ringgit 3,500,000 which approximates US$1.4 million; and (b) 296,296 shares of Common Stock in satisfaction of trade payables of $1,000,000 due to PIE Healthcare.

On August 20, 1996, the Company issued an additional 672,269 shares of Common Stock to MBf International Ltd. for a cash consideration of US$1 million.

As of December 31, 1993, there were warrants outstanding to purchase 2,300 "units" at $30.00 (the "$30.00 Units") per unit through October, 1995. Each unit consisted of four shares of Common Stock and, until January 5, 1993, each unit included two warrants, with each warrant exercisable to purchase one share of Common Stock at $15.00. All of these unexercised warrants expired in 1995.

As of December 31, 1993, there were also warrants outstanding to purchase 1,771 "units" at $107.00 (the "$107.00 Units") per unit though October, 1993; each unit consisted of 10 shares of Common Stock and, until January 15, 1993, each unit included two warrants, with each warrant exercisable to purchase one share of Common Stock at $15.00. During 1993, the exercise date of the $107.00 units was extended to April 30, 1994. All of these warrants were exercised by the end of 1994.

In November, 1994, warrants were issued to purchase 7,500 shares of the Company's Common Stock at an exercise price of $22.50. These warrants are exercisable through November, 1999.

In 1994, warrants to purchase 185,000 shares of the Company's Common Stock were issued at an exercise price of $15.00. During 1995, 10,000 of these warrants, convertible into 10,000 shares of Common Stock, expired. The remaining warrants are currently exercisable at December 31, 1996 and expire in March, 1999.

A summary of warrant activity since December 31, 1993, is as follows:

                                            $15.00     $30.00   $107.00   $22.50
                                           Warrants     Units    Units   Warrants
                                           --------    ------   -------  --------
     Balance, December 31, 1993                 -       2,300     1,771      -
        Exercises                               -         -      (1,771)     -
        Additions                           185,000       -         -      7,500
                                           --------    ------    ------    -----

     Balance, December 31, 1994             185,000     2,300       -      7,500
        Expirations                         (10,000)   (2,300)      -        -
                                           --------    ------    ------    -----
     Balance, December 31, 1995 and 1996    175,000       -         -      7,500
                                           ========    ======    ======    =====

During 1994, the Company also issued certain debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 92,500 shares of Common Stock at $20.00 to $25.00 per share. At December 31, 1996 and 1995, there were no exercises of these debt conversion warrants.

The Company has reserved Common Stock for issuance upon conversion of all outstanding warrants.

At December 31, 1996 and 1995, a cumulative foreign currency translation adjustment of $53,034 and $26,856, respectively, was reflected in shareholders' equity, which represents the loss on conversion of PT Buana's Indonesian Rupiahs to U.S. dollars.

10.   STOCK OPTION PLAN:

On February 12, 1991, the Board of Directors authorized the issuance of approximately 390,000 shares (computed based on shares outstanding subsequent to the Share Exchange Agreement) of the Company's Common Stock in the form of stock options, restricted stock and other equity based awards to employees and directors. The number of shares of Common Stock reserved for the Plan are the sum of the following: (a) 100,000 shares of Common Stock, (b) 10% of the Common Stock outstanding and (c) Common Shares underlying any director options. Each newly elected non- incumbent director is issued 1,000 director options.

On December 5, 1996, the Board of Directors approved an amendment and restatement of the Plan which authorized and adjusted the number of shares issuable to 400,000. Effective on July 23, 1996, the Board of Directors approved the repricing of all current director and employee options to $2.75, the closing market price on the date the repriced options were granted.

A summary of options outstanding under the Plan is as follows:

                                   Outstanding Options    Exercise Price       Expiration
                                   -------------------    --------------       ----------
     Balance, December 31, 1993           217,529           5.90-14.40

        Grants                            138,550          11.90-25.00         1999-2004
        Rescissions                       (20,000)            11.90               2001
        Exercises                         (26,900)          5.90-11.90            2001
        Expirations                       (20,424)            14.40               2001
                                         --------          -----------
     Balance, December 31, 1994           288,755           5.90-25.00

        Grants                             62,675           2.63-16.80            2005
        Rescissions/expirations          (200,981)          9.40-22.80          2002-2005
        Exercises                            (500)             5.90               2001
                                         --------          -----------
     Balance, December 31, 1995           149,949           2.63-25.00

        Grants                             35,000              2.75               2006
        Rescissions/expirations            (3,500)         13.40-22.80          2003-2005
        Repricing of options              127,624              2.75             2003-2005
        Rescission of repriced options   (127,624)          7.80-25.00          2003-2005
                                         --------          -----------
     Balance, December 31, 1996           181,449           2.63-14.40
                                                           ===========

The exercise price of the stock options granted in 1996, 1995, and 1994 was established at the market price on the date of the grants. Of the 181,449 options outstanding at December 31, 1996, 157,284 are currently exercisable, 12,083 become exercisable in 1997, and 12,082 become exercisable in 1998. The Company has reserved Common Stock for issuance upon conversion of these options.

The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net loss and net loss per share would have been $1,409,603 and $4,871,614 and $.39 and $2.00, for 1996 and 1995, respectively.

Since SFAS 123 does not apply to options granted prior to 1995, the pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest; another factor is that additional awards may also be granted in those years.

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 7.5% and 5.75% for 1996 and 1995, respectively; a 0.00% distribution yield; expected volatility of 78% and an expected life of three years. The options granted to employees in 1995 and 1996 vest ratably over three years. The Company has estimated the value of these options assuming a single weighted average expected life of three years for each award granted.

Options outstanding at December 31, 1996:

    Range of               Number                               Weighted-           Number           Weighted-
    Exercise          Outstanding at                             Average        Exercisable at        Average
     Prices              12/31/96        Remaining Life       Exercise Price       12/31/96       Exercise Price
-------------         --------------     --------------       --------------    --------------    --------------
  $2.63-$2.75             164,625       7.0-10.0 years              $2.75          140,460             $2.75
      $5.90                10,000            2.5 years              $5.90           10,000             $5.90
     $14.40                 6,824            2.5 years             $14.40            6,824            $14.40
                          -------                                                  -------
$2.63-$14.40              181,449       2.5-10.0 years              $3.36          157,284             $3.46
                          =======                                                  =======

11.    INCOME TAXES:

The effective income tax rates differ from the statutory federal income tax rate of 34% for the years ended December 31, 1996, 1995 and 1994. A reconciliation of the statutory rate with the effective rate follows:


                                                         1996          1995          1994
                                                      ---------    -----------    ---------
Tax expense (benefit) at statutory rate of 34%        $(104,000)   $(1,653,897)   $ 340,180
Goodwill amortization                                    57,778         51,207       23,287
State income taxes                                          -              -         63,931
Refundable income taxes                                (198,282)           -            -
Increase (decrease) in deferred tax asset valuation
   allowance                                            211,411      1,602,690     (427,398)
Other                                                   (23,796)           -            -
                                                      ---------    -----------    ---------
   Total                                              $ (56,889)   $       -      $     -
                                                      =========    ===========    =========

The Company has net operating loss carryforwards at December 31, 1996, of approximately $5,300,000 which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards are subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 2. Because of these factors, the utilization of the net operating loss at December 31, 1996, may be significantly limited.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             1996                 1995
                                                          -----------         -----------
Current:
Accruals not deductible until paid                        $   229,701         $   184,000
Net operating loss carryforwards                            2,000,000           1,862,000
Net operating loss carryforwards - PT Buana                   105,400                 -
Other current liabilities - PT Buana                          (46,507)                -
Other                                                          27,710                 -
Valuation allowance                                       $(2,257,411)        $(2,046,000)
                                                          -----------         -----------

    Total net current deferred tax assets                 $    58,893         $       -
                                                          ===========         ===========
Non-Current:
Difference between book and tax basis of property,
plant and equipment                                       $  (187,000)        $       -
Other non-current liabilities - PT Buana                      (13,286)                -
                                                          -----------         -----------

    Total non-current deferred tax liabilities            $  (200,286)        $       -
                                                          ===========         ===========

In 1996, the Company elected to carry back net operating losses to 1992 which resulted in income and a tax benefit of $198,282, which was received in January 1997. Previously, the Company elected to carry losses incurred forward for book and tax purposes and therefore, no benefit from income taxes was previously reflected in the consolidated statements of operations.

12.   SUPPLEMENTAL CASH FLOW INFORMATION:

The acquisition of PT Buana on October 31, 1995, involved the issuance of the Company's Common Stock and was accounted for as follows:

Assets acquired-
   Note receivable                                                       $   737,769
   Prepaid expenses and other current assets                                  43,785
   Land, land improvements and construction in progress                    4,556,984
   Other assets                                                               11,208
   Accounts payable and accrued expenses assumed                            (156,375)
   Other current liabilities assumed                                      (2,940,919)
   Other non-current liabilities assumed                                  (1,155,597)
                                                                         -----------
                                                                         $ 1,096,855
                                                                         ===========

Common Stock issuance allocated to-
   Common Stock                                                          $     2,551
   Additional paid-in capital                                              1,094,304
                                                                         -----------
                                                                         $ 1,096,855
                                                                         ===========

Other non-cash investing and financing activities are as follows-
      Repayment of note receivable (Note 3)                              $ 1,500,000
      Conversion of loan to Common Stock (Note 3)                          1,200,000
                                                                         ===========

Cash paid for interest on debt outstanding for the years ended December 31, 1996, 1995 and 1994, was $1,493,782, $730,405 and $266,247, respectively.

Cash paid for income taxes during the year ended December 31, 1995 was approximately $75,000. There were no income taxes paid during 1996 or 1994.

13.   GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED):

The United States is considered the country of origin for all of the Company's revenues for the three years presented herein, including exports from the U.S.

Identifiable assets at December 31, 1996, consist of the following:

                                          United States               Asia              Total
                                          -------------        -----------        -----------
         Current assets                     $13,118,338        $ 1,297,956        $14,416,294
         Fixed assets                           258,859          9,322,989          9,581,848
         Other assets                         3,339,992            175,490          3,515,482
                                            -----------        -----------        -----------
                  Consolidated total        $16,717,189        $10,796,435        $27,513,624
                                            ===========        ===========        ===========

Identifiable assets at December 31, 1995, consist of the following:

                                 United States              Asia              Total
                                 -------------        ----------        -----------
         Current assets            $15,649,688        $  402,029        $16,051,717
         Fixed assets                  287,712         5,159,610          5,447,322
         Other assets                4,718,724           155,441          4,874,165
                                   -----------        ----------        -----------
         Consolidated total        $20,656,124        $5,717,080        $26,373,204
                                   ===========        ==========        ===========