Form 10-K405/A
period 1996-12-31
MBF USA INC
filed 1997-04-18
CIK 837038

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              Amendment No. 1 to
                                  FORM 10-K
(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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




                                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 19, 1997

                         INDEPENDENT AUDITORS' REPORT




To the Directors and Shareholders
PT MBf Buana Multicorpora


        We have audited the accompanying balance sheet of PT MBf Buana Multicorpora (the "Company") as of December 31, 1995, and changes in shareholders' equity, and cash flows for the period from October 17, 1994 (date of incorporation) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

        We conducted our audit in accordance with generally accepted auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PT MBf Buana Multicorpora as of December 31, 1995 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.



                                            /s/ Drs. Achmad Hidayat
                                            -----------------------

                                              Drs. Achmad Hidayat
                                         Registered Accountant No. D-2460
                                          KPMG Hanadi Sudjendra & Rekan

Jakarta, Indonesia
February 14, 1996

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