Form 10-Q
period 1997-03-31
MBF USA INC
filed 1997-05-15
CIK 837038

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1997


                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to              .
                                             ----------    ------------

             Commission File Number:  0-17458
                                     -----------


                                 MBf USA, Inc.
             (Exact name of registrant as specified in its charter)


                  Maryland                          73-1326131
      -------------------------------          -------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 8, 1997 was 3,058,333 and 1,252,538, respectively.

                                 MBf USA, Inc.
                                 -------------
                                     INDEX
                                     -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.


      Consolidated Balance Sheets
      March 31, 1997 (unaudited) and December 31, 1996 (audited).........pg. 1

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended March 31, 1997 and 1996.........................pg. 3

      Consolidated Statements of Cash Flows (unaudited) for the
      Three Months Ended March 31, 1997 and 1996.........................pg. 4

      Notes to the Interim Consolidated Financial Statements (unaudited).pg. 5



Item 2.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................pg. 8




                          PART II - OTHER INFORMATION
                          ---------------------------
Item 6.

     Exhibits and Reports on Form 8-K....................................pg. 12

                       MBf USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                         March 31, 1997     December 31, 1996
                                                         --------------     -----------------
                                                           (Unaudited)          (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                             $   119,484        $     321,038
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $86,474 in 1997 and
        $73,000 in 1996                                      4,223,476            4,677,490
     Inventories                                             8,792,547            8,094,649
     Prepaid expenses                                          591,785              999,704
     Other current assets                                       57,967               58,893
     Current assets of discontinued operations                 189,799              264,520
                                                           -----------          -----------
          Total current assets                              13,975,058           14,416,294
                                                           -----------          -----------


PROPERTY, PLANT AND EQUIPMENT:
     Land rights and land improvements                         683,352              694,272
     Construction in progress                                1,433,151            1,074,092
     Equipment, furniture and fixtures                       7,120,633            7,183,071
     Building improvements                                   1,264,348            1,262,248
     Vehicles                                                   87,484              105,023
                                                           -----------          -----------
          Total property, plant and equipment               10,588,968           10,318,706
     Less - Accumulated depreciation                          (903,827)            (736,858)
                                                           -----------          -----------
          Property, plant and equipment, net                 9,685,141            9,581,848
                                                           -----------          -----------

INVESTMENT IN LSAI                                             846,784            1,015,117
                                                           -----------          -----------


OTHER ASSETS:
     Goodwill, net of accumulated amortization of $374,569
        in 1997 and $364,305 in 1996                         1,375,431            1,385,695
     Due from affiliates                                       550,026              550,210
     Other assets                                              191,608              297,209
     Assets of discontinued operations                         133,626              267,251
                                                           -----------          -----------
          Total other assets                                 2,250,691            2,500,365
                                                           -----------          -----------

                                                           $26,757,674          $27,513,624
                                                           ===========          ===========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       MBf USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             March 31, 1997   December 31, 1996
                                                             --------------   -----------------
                                                               (Unaudited)       (Audited)
CURRENT LIABILITIES:
     Accounts payable - trade                                 $  3,121,130     $   3,291,506
     Trade notes payable to banks                                6,910,059         7,010,453
     Notes payable and current portion of
        long-term obligations                                    4,009,914         3,914,914
     Due to affiliates                                             420,367           382,358
     Accrued expenses                                            1,068,601         1,219,914
     Current liabilities of discontinued operations                378,234           302,416
                                                              ------------     -------------
          Total current liabilities                             15,908,305        16,121,561
                                                              ------------     -------------

LONG-TERM OBLIGATIONS                                            7,094,827         7,098,132
                                                              ------------     -------------

OTHER LONG-TERM LIABILITIES:
     Deferred income taxes                                         197,135           200,286
     Other liabilities                                             335,891           341,047
                                                              ------------     -------------
          Total other long-term liabilites                         533,026           541,333
                                                              ------------     -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                    157,235           221,174
                                                              ------------     -------------

SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value, 1,252,538 shares
        authorized;  1,252,538 shares issued and outstanding        12,525            12,525
     Common stock, $.01 par value, 10,000,000 shares
        authorized;  3,188,333 shares issued and outstanding        31,883            31,883
     Additional paid-in capital                                 10,875,897        10,875,897
     Accumulated deficit                                        (6,317,196)       (6,012,811)
     Cumulative foreign currency translation adjustment            (62,209)          (53,034)
     Net unrealized loss on marketable equity securities          (153,583)            -
     Less - Common stock in treasury, at cost,
        130,000 shares in 1997 and 1996                         (1,323,036)       (1,323,036)
                                                              ------------     -------------
          Total shareholders' equity                             3,064,281         3,531,424
                                                              ------------     -------------

                                                              $ 26,757,674     $  27,513,624
                                                              ============     =============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       MBf USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                                   1997            1996
                                                               ------------    ------------
                                                                        (Unaudited)
REVENUES:
     Product sales, net                                        $ 11,915,726    $ 11,172,257
     Interest income                                                  6,547           6,399
     Rental income                                                   38,126          34,747
     Other income                                                    17,141           -
                                                               ------------    ------------
          Total revenues                                         11,977,540      11,213,403
                                                               ------------    ------------
COSTS AND EXPENSES:
     Cost of product sales                                        9,312,633       9,301,206
     Selling, general and administrative                          2,572,543       1,690,558
     Interest                                                       232,297         209,302
                                                               ------------    ------------
          Total costs and expenses                               12,117,473      11,201,066
                                                               ------------    ------------

          Income (loss) from continuing operations before
             minority interest in subsidiary, and provision
             for income taxes                                      (139,933)         12,337


INCOME (LOSS) FROM MINORITY INTEREST IN SUBSIDIARY                   49,784          (1,920)
                                                               ------------    ------------

          Income (loss) from continuing operations before
             provision for income taxes                             (90,149)         10,417

PROVISION FOR INCOME TAXES                                            -               -
                                                               ------------    ------------

          Income (loss) from continuing operations                  (90,149)         10,417

LOSS FROM DISCONTINUED OPERATIONS                                  (214,236)       (251,370)
                                                               ------------    ------------

          Net loss                                             $   (304,385)   $   (240,953)
                                                               ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARE AND
   COMMON SHARE EQUIVALENTS OUTSTANDING                           4,310,871       2,853,332
                                                               ============    ============


NET INCOME (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENTS:
     Continuing operations                                     $      (0.02)   $       0.00
     Discontinued operations                                          (0.05)          (0.08)
                                                               ------------    ------------
                                                               $      (0.07)   $      (0.08)
                                                               ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                   ----------------------------
                                                                        1997         1996
                                                                   -------------  -------------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $   (304,385)  $   (240,953)
     Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Depreciation                                                  182,864         28,559
          Amortization                                                   10,264         14,445
          Provision for doubtful accounts                                13,474          9,000
          Loss from discontinued operations                             214,236        251,370
          Loss on disposal of property, plant and equipment               7,584          -
          Gain on sale of LSAI common stock                                 (37)         -
          Changes in certain assets and liabilities:
             Accounts receivable - trade                                440,540       (562,741)
             Inventories                                               (697,898)     1,296,868
             Prepaid expenses                                           407,919        (22,104)
             Other assets                                               106,527       (304,612)
             Accounts payable - trade                                  (170,376)      (301,750)
             Accrued expenses                                          (156,469)       298,697
             Deferred income taxes                                       (3,151)         -
             Amounts due (from) to affiliates                            38,193        169,100
             Net assets of condom discontinued operation                 69,928       (227,576)
                                                                   ------------   ------------
          Net cash provided by operating activites                      159,213        408,303
                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (293,741)    (2,036,347)
     Proceeds on sale of LSAI common stock                               14,787          -
     Minority interest in subsidiary                                    (63,939)         6,297
                                                                   ------------   ------------
          Net cash used in investing activities                        (342,893)    (2,030,050)
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on trade notes payable to banks         (100,394)      (509,783)
     Net borrowings (payments) from notes payable                        95,000      2,039,656
     Payments on notes payable                                           (3,305)      (301,667)
                                                                   ------------   ------------
          Net cash provided by (used in) financing activities            (8,699)     1,228,206
                                                                   ------------   ------------

IMPACT OF EXCHANGE RATES ON CASH                                         (9,175)       (10,889)
                                                                   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (201,554)      (404,430)

CASH AND CASH EQUIVALENTS, beginning of period                          321,038        706,309
                                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                           $    119,484   $    301,879
                                                                   ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

1.   Basis of Presentation:

     On February 27, 1992 the shareholders of American Drug Screens, Inc. (a Maryland corporation which changed its name on May 21, 1993 to MBf USA, Inc., "the Company") approved a transaction (the "Share Exchange") whereby the shareholder of American Health Products Corporation (a Texas corporation, "AHPC") acquired control of the Company through a series of integrated transactions, including (a) the increase in authorization of the Company's Common Stock, par value $.01 per share ("Common Stock") from 2,000,000 to 4,000,000 shares, and the authorization of 1,252,538 shares of a new Series A Convertible Common Stock, par value $0.01 per share ("Series A Common Stock"),
(b) the acquisition by a wholly owned subsidiary of the Company of all the issued and outstanding shares of common stock of AHPC from MBf International, Ltd., a Hong Kong corporation and the majority shareholder of the Company ("MBf International"), in exchange for 1,252,538 shares of Series A Common Stock; and
(c) the restructuring of the Board of Directors by creating two classes of directors. Accordingly, the transaction was accounted for as a purchase.

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

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ended December 31, 1997.

2.   Description of Business:

     MBf USA, Inc. and subsidiaries market medical examination gloves in the United States. In November 1996, the Company adopted a plan to discontinue the business of distributing Playboy(R) condoms and has reflected it as such in the accompanying consolidated financial statements. In accordance with the plan, the Company will continue to distribute Playboy(R) condoms through June 30, 1997. The Company's 70% owned subsidiary in Indonesia, which manufactures medical examination gloves, was in the start-up phase of operations as of March 31, 1996, began production in April 1996 and began shipping product in May 1996.

3.   Condom Discontinued Operations:

     Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company will, until June 30, 1997, continue to sell Playboy(R) condoms in the countries where it has launched the product. Subsequent to June 30, 1997, the Company will be entitled to receive royalty revenues on sale of Playboy(R) condoms in these 15 countries and Japan through June 30, 2000 and June 30, 1998, respectively. Amounts under the royalty agreement will be recognized when received.

     The loss from discontinued operations of the condom business amounted to $214,236 and $251,370 for the three months ended March 31, 1997 and 1996, respectively. These losses include revenues from Playboy(R) condom sales which were $174,488 and $761,876 for the three months ended March 31, 1997 and 1996, respectively. The loss from discontinued operations for the quarter ended March 31, 1997 is the result of a change in Management's estimate of the expected condom business operation results through June 30, 1997.

4.   Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Health Products Corporation ("AHPC"), and MBf America, Inc. (a nonactive company) as well as its 70% owned Indonesian glove manufacturing subsidiary, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest is included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated in consolidation.

5.   Foreign Exchange:

     Due to the Company's business and operating facility in Indonesia, the Company may experience transaction and translation gains and losses because of currency fluctuations.

     The financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, are maintained in their functional currency (Indonesian Rupiah dollars) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at the current exchange rate in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian Rupiah dollars into U.S. dollars, are accumulated in a separate component of shareholders' equity in accordance with Statement No. 52. Such adjustments are unrealized. The Company incurred a loss of $131,964 on foreign currency exchange transactions in the first quarter of 1997.

6.   Investment in LSAI:

     At March 31, 1997, the Company's investment in Laboratory Specialists of America, Inc. ("LSAI") includes LSAI common stock, valued at $493,661 (cost of $647,244), and a note receivable from LSAI of $353,123 for a total of $846,784.

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which requires that equity securities that have readily determinable fair values shall be classified as "available for sale" if not held for the objective of generating profits on short-term differences in price. Accordingly, the Company's common stock investment in LSAI is classified and treated as available for sale.

     SFAS 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At March 31, 1997, a net unrealized loss of $153,583 on the common stock investment in LSAI has been recorded to shareholders equity, which represents the reduction of the investment value below cost.

7.   Acquisition of PT Buana:

     The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its 70% beneficial interest in the outstanding common stock of PT Buana and a non-interest-bearing demand note in the principal amount of $737,769 ("Note"), for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana were under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost. The Note is guaranteed by MBf Holdings, the parent company of MBf International.

     The factory had not begun production as of March 31, 1996, and was in the start-up phase of operation at that time. Accordingly, the factory had capitalized certain start-up costs incurred and began amortizing these costs over a one-year period upon commencement of operations in April 1996.

     At March 31, 1997, the Company has recorded a minority interest liability in the PT Buana subsidiary of $157,235 representing the non-owned 30% interest in the subsidiary. The minority interest of PT Buana is owned by two Indonesian corporations.

8.   Accounting for Income Taxes:

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

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1996 of approximately $5,300,000 which were available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1. Because of these factors, the utilization of the NOLs generated prior to December 31, 1996 may be significantly limited.

9.   Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits and, to date, has been named and served in twenty-two actions, one of which was settled in January 1996 for a nominal amount and two cases which have been dismissed. Management believes all such matters are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

10.  Reclassifications:

     Certain reclassifications have been made to the consolidated statement of operations and cash flows for the three months ended March 31, 1996. These reclassifications have been made for comparison purposes only and have no effect on the net loss for that period.

11.  Supplemental Cash Flow Information:

     Other noncash investing activities for the three months ended March 31, 1997 include $153,583 of unrealized loss on the common stock investment in LSAI.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

     The Company's subsidiary, AHPC, is engaged in the marketing and distribution of medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company recorded record glove sales in the first quarter of 1997.


----------------

(1) Forward looking statements in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

     PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 and sold 100% of its production, amounting to $1,801,795, to AHPC in the first quarter of 1997. All significant intercompany transactions have been eliminated in consolidation. At present, PT Buana does not have the technology or equipment necessary to produce powder free gloves.

     The results of operations for the three months ended March 31, 1997 and 1996 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations.

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Glove product sales totaled $11,915,726 and $11,172,257 for the three months ended March 31, 1997 and 1996, respectively. This increase represents a 6.7% increase in glove sales in the first quarter of 1997 over the comparable period in 1996. This increase is attributable to AHPC's more developed customer relationships, sales price increases and an increase in the sales mix to higher priced products, particularly latex powder free examination gloves. The Company is continuing to strive to increase powder free glove sales as the exam glove market moves towards these products and away from powdered gloves. During the first three months of 1997, two of AHPC customers accounted for approximately 67.4% of glove sales. The loss of either customer would have a materially adverse effect on the Company.

     Revenues from the Playboy(R) condom business were $174,488 and $761,878 for the three months ended March 31,1997 and 1996, respectively. These revenues are included in the loss from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant to the agreement with Playboy in November 1996. Under the exit plan, the Company will continue to sell Playboy(R) condoms until June 30, 1997 and will receive royalty income for up to three years after that date from sales in 15 countries in which the Company has launched the Playboy(R) condoms. The Company will also receive royalty revenues on Playboy(R) condom sales in Japan through June 30, 1998. There can be no assurance that any royalty revenues will be earned by the Company in any or all of the 15 countries or Japan.

     Cost of goods sold for the three month period ended March 31, 1997 as a percentage of product sales was 78.2% compared to 83.3% for the comparable period in 1996. This reduction in the cost of sales and improvement in gross margin is attributed to: (i) increased glove sale prices in 1997 over 1996;
(ii) an increase in sales of higher profit margin glove products, particularly powder free examination gloves; (iii) reduced ocean freight import rates; (iv) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1997; (v) the duty free status of importing Indonesian manufactured glove products into the U.S.; and (vi) the inclusion of PT Buana's manufacturing gross margins in 1997, which increased the overall margin from internally manufactured gloves versus third party manufactured gloves. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors.

     Selling, general and administrative ("SG&A") expenses increased from $1,690,558 in 1996 to $2,572,543 in 1997, a 52.2% increase. The increase is attributable to: (i) an increase in selling expenses at AHPC commensurate with its sales growth; (ii) the increase in SG&A expenses from PT Buana's operations, which began in May 1996; (iii) the expansion of the Company's sales and support forces; (iv) an increase in September 1996 in rebates provided to customers; and (v) the inclusion in 1997 of a realized foreign currency exchange loss of $131,964. As a percentage of net product sales, SG&A expenses increased to 21.6% for the three months ended March 31, 1997, compared with 15.1% in the comparable period in 1996. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

     Interest expense increased from $209,302 for the quarter ended March 31, 1996 to $232,297 for the same period in 1997. This increase is attributable to the inclusion of PT Buana's debt facility interest expense in the first quarter of 1997 which was not included in the first quarter of 1996 due to its start up nature at that time.

     The Company continued to have a loss from discontinued operations of the condom business of $214,236 and $251,370 in the first quarters ended March 31, 1997 and 1996, respectively. These losses were the result of very high SG&A expenses from the introduction, launch, and advertising costs associated with running the condom business in numerous foreign countries in the first quarter of 1996. The loss from discontinued operations for the quarter ended March 31, 1997 is the result of a change in Management's estimate of the expected condom business operation results through June 30, 1997.

     Income (loss) from continuing operations for the quarters ended March 31, 1997 and 1996 was $(90,149) and $10,417, respectively. The small profit recorded in 1996 versus the loss in 1997 is primarily attributable to the Company's increased sales salaries in 1997, as part of the Company's conversion from manufacturer sales representatives to an expanded in-house sales force, and the foreign exchange loss of $131,964 incurred in the first quarter ended March 31, 1997, which did not occur in the same period in 1996.


     For the three months ended March 31, 1997 and 1996, the Company recorded a net loss of $304,385 and $240,953, respectively. The overall loss per share was $.07 and $.08 for the first quarters of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had a working capital deficit of $1,933,247 compared to a deficit of $1,705,267 at December 31, 1996. The decrease in working capital is primarily attributable to a reduction in cash, accounts receivable and prepaid expenses, offset by a net loss of $304,385.

     Cash and cash equivalents at March 31, 1997 was $119,484 and decreased $201,554 from $321,038 at December 31, 1996. The Company experienced a decline in cash flows in the first three months of 1997 primarily from investing activities for the funding of capital expenditures on additional PT Buana manufacturing equipment.

     The Company experienced positive cash flow from operations of $159,213 during the first quarter of 1997 as a result of a reduction in trade receivables and prepaid expenses, offset by an increase in inventories. The Company used $342,893 for investing in the first quarter of 1997 in the purchase of fixed assets for operations of the manufacturing facility in Indonesia. The Company experienced negative cash flow of $8,699 from financing activities during the three months ended March 31, 1997 from net payments of $100,394 on letter of credit debt, offset by additional bank line of credit borrowings of $95,000.

     At March 31, 1997, the Company's principal sources of liquidity included:
$119,484 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring in October 1997; $4,600,000 available under a bank unsecured letter of credit facility; and $6,500,000 available under a secured Indonesian bank loan facility with a banking syndicate. At March 31,1997, approximately $6,000,000 was outstanding under the $7,900,000 facility, approximately $3,420,000 was outstanding under the $4,600,000 letter of credit facility, and all $6,500,000 was outstanding under the Indonesian bank facility.

     Inventories at March 31,1997 increased to approximately $8,800,000 compared with approximately $8,100,000 at December 31, 1996. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume.

     Net trade accounts receivable at March 31, 1997 decreased to approximately $4,225,000 from approximately $4,675,000 at December 31, 1996. The reduction in trade receivables is due to heightened collection efforts.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.50 per share. At March 31, 1997 and December 31,1996, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. For the three months ended March 31, 1997 and 1996, the Company incurred interest expense of approximately $50,000 on this indebtedness. This expense has been included in the loss from discontinued operations in the first quarters of 1997 and 1996.

     The Company currently expects to have cash needs during 1997 in addition to its expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) the continued conversion to a full time sales force versus the utilization of independent manufacturer sales representatives; (iii) the hiring of additional support staff; (iv) the continuing completion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; and
(v) for other operating expenses.

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



                                         MBf USA, Inc.
                                         (Registrant)





Date:  May 14, 1997                By:  /s/ Stephen Tan
                                       ---------------------------------

                                       Name:  Stephen Tan
                                       Title: Chief Financial Officer