Form 10-Q
period 1997-06-30
MBF USA INC
filed 1997-08-19
CIK 837038

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                  FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 1997


                                      OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________ to _________.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of August 8, 1997 was 3,058,333 and 1,252,538, respectively.

                                MBf USA, Inc.

                                    INDEX


                        PART I - FINANCIAL INFORMATION


Item 1.


      Consolidated Balance Sheets
      June 30, 1997 (unaudited) and December 31, 1996 (audited)...........pg. 1

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended June 30, 1997 and 1996...........................pg. 3

      Consolidated Statements of Operations (unaudited) for the
      Six Months Ended June 30, 1997 and 1996.............................pg. 4

      Consolidated Statements of Cash Flows (unaudited) for the
      Six Months Ended June 30, 1997 and 1996.............................pg. 5

      Notes to the Interim Consolidated Financial Statements (unaudited)..pg. 6


Item 2.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................pg. 10




                         PART II - OTHER INFORMATION

Item 6.

      Exhibits and Reports on Form 8-K....................................pg. 14

                        MBf USA. INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                   June 30, 1997        December 31, 1996
                                                                   -------------        -----------------
                                                                     (Unaudited)            (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                      $    422,652           $    321,038
     Accounts receivable - trade, net of allowance for
      doubtful accounts of $102,000 in 1997 and
      $73,000 in 1996                                                  4,350,022              4,677,490
     Inventories                                                       8,896,259              8,094,649
     Prepaid expenses                                                    757,369                999,704
     Other current assets                                                 57,251                 58,893
     Current assets of discontinued operations                           219,493                264,520
                                                                    ------------           ------------
              Total current assets                                    14,703,046             14,416,294
                                                                    ------------           ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land rights and land improvements                                   674,915                694,272
     Construction in progress                                          1,474,707              1,074,092
     Equipment, furniture and fixtures                                 8,381,460              7,183,071
     Building improvements                                             1,251,046              1,262,248
     Vehicles                                                             87,016                105,023
                                                                    ------------           ------------
              Total property, plant and equipment                     11,869,144             10,318,706
     Less - Accumulated depreciation                                  (1,111,232)              (736,858)
                                                                    ------------           ------------
              Property, plant and equipment, net                      10,757,912              9,581,848
                                                                    ------------           ------------

INVESTMENT IN LSAI                                                       970,200              1,015,117
                                                                    ------------           ------------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $384,834
      in 1997 and $364,305 in 1996                                     1,365,166              1,385,695
     Due from affiliates                                                 764,605                550,210
     Other assets                                                         85,327                297,209
     Assets of discontinued operations                                         -                267,251
                                                                    ------------           ------------
              Total other assets                                       2,215,098              2,500,365
                                                                    ------------           ------------
                                                                    $ 28,646,256           $ 27,513,624
                                                                    ============           ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           June 30, 1997           December 31, 1996
                                                                          ---------------          -----------------
                                                                             (Unaudited)              (Audited)
CURRENT LIABILITIES:
     Accounts payable - trade                                             $     3,912,556          $     3,291,506
     Trade notes payable to banks                                               5,403,760                7,010,453
     Notes payable and current portion of
      long-term obligations                                                     5,254,914                3,914,914
     Due to affiliates                                                            329,982                  382,358
     Accrued expenses                                                           2,129,127                1,219,914
     Current liabilities of discontinued operations                             1,069,785                  302,416
                                                                          ---------------          ---------------
              Total current liabilities                                        18,100,124               16,121,561
                                                                          ---------------          ---------------
LONG-TERM OBLIGATIONS
                                                                                7,092,079                7,098,132
                                                                          ---------------          ---------------
OTHER LONG-TERM LIABILITIES:
     Deferred income taxes                                                        194,702                  200,286
     Other liabilities                                                            613,231                  341,047
                                                                          ---------------          ---------------
              Total other long-term liabilites                                    807,933                  541,333
                                                                          ---------------          ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                   641,571                  221,174
                                                                          ---------------          ---------------
SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value, 1,252,538 shares
      authorized;  1,252,538 shares issued and outstanding                         12,525                   12,525
     Common stock, $.01 par value, 10,000,000 shares
      authorized;  3,188,333 shares issued and outstanding                         31,883                   31,883
     Additional paid-in capital                                                10,875,897               10,875,897
     Accumulated deficit                                                       (7,382,487)              (6,012,811)
     Cumulative foreign currency translation adjustment                          (180,066)                 (53,034)
     Net unrealized loss on marketable equity securities                          (30,167)                  -
     Less - Common stock in treasury, at cost,
      130,000 shares in 1997 and 1996                                          (1,323,036)              (1,323,036)
                                                                          ---------------          ---------------
              Total shareholders' equity                                        2,004,549                3,531,424
                                                                          ---------------          ---------------

                                                                          $    28,646,256          $    27,513,624
                                                                          ===============          ===============

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Three Months
                                                                            Ended June 30,
                                                                ------------------------------------
                                                                       1997               1996
                                                                ---------------      ---------------
REVENUES:                                                                       (Unaudited)
    Product sales, net                                          $    12,976,144      $    11,105,522
    Interest income                                                       7,984                9,604
    Rental income                                                        38,040               15,947
    Other income (loss)                                                   5,324                5,208
                                                                ---------------      ---------------
          Total revenues                                             13,016,844           11,136,281
                                                                ---------------      ---------------
COSTS AND EXPENSES:
    Cost of product sales                                             9,983,234            9,102,782
    Selling, general and administrative                               2,712,115            1,901,634
    Interest                                                            292,378              282,737
                                                                ---------------      ---------------
          Total costs and expenses                                   12,987,727           11,287,153
                                                                ---------------      ---------------
          Income (loss) from continuing operations before
            minority interest in subsidiary, and provision
            for income taxes                                             29,117             (150,872)

INCOME (LOSS) FROM MINORITY INTEREST IN SUBSIDIARY                       65,154              (28,282)
                                                                ---------------      ---------------
          Income (loss) from continuing operations before
            provision for income taxes                                   94,271             (179,154)

PROVISION FOR INCOME TAXES                                                    -                    -
                                                                ---------------      ---------------

          Income (loss) from continuing operations                       94,271             (179,154)

LOSS FROM DISCONTINUED OPERATIONS                                    (1,159,562)            (309,883)
                                                                ---------------      ---------------

          Net loss                                              $    (1,065,291)     $      (489,037)
                                                                ===============      ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARE AND
  COMMON SHARE EQUIVALENTS OUTSTANDING                                4,310,871            2,913,736
                                                                ===============      ===============
NET INCOME (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS:
    Continuing operations                                       $          0.02      $         (0.06)
    Discontinued operations                                               (0.27)               (0.11)
                                                                ---------------      ---------------
                                                                $         (0.25)     $         (0.17)
                                                                ===============      ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the Six Months
                                                                            Ended June 30,
                                                                ------------------------------------
                                                                       1997               1996
                                                                ---------------      ---------------
REVENUES:                                                                    (Unaudited)
    Product sales, net                                          $    24,891,870      $    22,277,779
    Interest income                                                      14,531               16,003
    Rental income                                                        76,166               50,694
    Other income                                                         11,817                5,208
                                                                ---------------      ---------------
          Total revenues                                             24,994,384           22,349,684
COSTS AND EXPENSES:                                             ---------------      ---------------
    Cost of product sales                                            19,295,867           18,403,988
    Selling, general and administrative                               5,284,658            3,592,192
    Interest                                                            524,675              492,039
                                                                ---------------      ---------------
          Total costs and expenses                                   25,105,200           22,488,219
                                                                ---------------      ---------------
          Income (loss) from continuing operations before
            minority interest in subsidiary, and provision
            for income taxes                                           (110,816)            (138,535)

INCOME (LOSS) FROM MINORITY INTEREST IN SUBSIDIARY                      114,938              (30,202)
                                                                ---------------      ---------------
          Income (loss) from continuing operations before
            provision for income taxes                                    4,122             (168,737)
                                                                              -                    -
PROVISION FOR INCOME TAXES                                      ---------------      ---------------

          Income (loss) from continuing operations                        4,122             (168,737)

LOSS FROM DISCONTINUED OPERATIONS                                    (1,373,798)            (561,253)
                                                                ---------------      ---------------

          Net loss                                              $    (1,369,676)     $      (729,990)
                                                                ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARE AND
 COMMON SHARE EQUIVALENTS OUTSTANDING                                 4,310,871            2,913,736
                                                                ===============      ===============
NET INCOME (LOSS) PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS:
Continuing operations                                           $          0.00      $         (0.06)
Discontinued operations                                                   (0.32)               (0.19)
                                                                ---------------      ---------------
                                                                $         (0.32)               (0.25)
                                                                ===============      ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                          -----------------------------------
                                                                               1997                1996
                                                                          ---------------     ---------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $    (1,369,676)    $      (729,990)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
         Depreciation                                                             390,269             129,869
         Amortization                                                              20,529              28,890
         Provision for doubtful accounts                                          102,000              18,000
         Loss from discontinued operations                                      1,373,798             561,253
         Loss on disposal of property, plant and equipment                          7,584                   -
         Gain on sale of LSAI common stock                                            (37)                  -
         Changes in certain assets and liabilities:
           Accounts receivable - trade                                            225,468             (13,798)
           Inventories                                                           (801,610)          1,362,657
           Prepaid expenses                                                       242,335             (31,752)
           Other assets                                                           213,525            (260,733)
           Accounts payable - trade                                               621,050          (3,443,403)
           Accrued expenses                                                       909,213             (66,789)
           Deferred income taxes                                                   (5,584)                  -
           Amounts due (from) to affiliates                                      (266,771)            (33,262)
           Net assets of condom discontinued operations                          (294,151)            257,518
                                                                          ---------------     ---------------
        Net cash provided by (used in) operating activities                     1,367,942          (2,221,540)
                                                                          ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (1,573,917)         (3,979,725)
    Proceeds on sale of LSAI common stock                                          14,787                   -
    Minority interest in subsidiary                                               692,581              44,172
                                                                          ---------------     ---------------
        Net cash used in investing activities                                    (866,549)         (3,935,553)
                                                                          ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on trade notes payable to banks                  (1,606,693)          1,441,119
    Proceeds from issuance of stock                                                     -           2,402,806
    Net borrowings (payments) from notes payable                                2,015,000           2,538,002
    Payments on notes payable                                                    (681,053)           (826,666)
                                                                          ---------------     ---------------
        Net cash provided by (used in) financing activities                      (272,746)          5,555,261
                                                                          ---------------     ---------------

IMPACT OF EXCHANGE RATES ON CASH                                                 (127,033)            (23,094)
                                                                          ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              101,614            (624,926)

                                                                                  321,038             706,309
CASH AND CASH EQUIVALENTS, beginning of period                            ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                  $       422,652     $        81,383
                                                                          ===============     ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997

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

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ended December 31, 1997.

2. Description of Business:

     MBf USA, Inc. and subsidiaries market medical examination gloves in the United States. The Company's 70% owned subsidiary in Indonesia is a manufacturer of medical examination gloves and began production in April 1996. In November 1996, the Company adopted a plan to discontinue the business of distributing Playboy(R) condoms and has reflected it as such in the accompanying consolidated financial statements. In accordance with the plan, the Company continued to distribute Playboy(R) condoms only through June 30, 1997.

3. Condom Discontinued Operations:

     Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company, until June 30, 1997, would continue to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, the Company will be entitled to receive royalty revenues on sales of Playboy(R) condoms in these 15 countries, if any, and Japan through June 30, 2000 and June 30, 1998, respectively. Amounts under the royalty agreement will be recognized when received and are not anticipated to be significant.

     For the three months ended June 30, 1997 and 1996, the loss from discontinued operations of the condom business amounted to $1,159,562 and $309,883, respectively. These losses include revenues from Playboy(R) condom sales which were $210,973 and $265,833 for the three months ended June 30, 1997 and 1996, respectively. The loss from discontinued operations for the quarter ended June 30, 1997 is the result of a change in management's estimate of the expected loss on disposal of the condom business. The change in Management's estimate includes reserves for potential condom product returns and related charges which are stipulated in its distribution agreements.

4. Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Health Products Corporation ("AHPC") and MBf America, Inc. (an inactive company), as well as its 70% owned Indonesian glove manufacturing subsidiary, PT MBf Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated in consolidation.

5. Foreign Exchange:

     Due to the Company's business and operating facility in Indonesia, the Company may experience transaction and translation gains and losses because of currency fluctuations.

     The financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, are maintained in their functional currency (Indonesian Rupiah dollars) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at the current exchange rate in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian Rupiah dollars into U.S. dollars, are accumulated in a separate component of shareholders' equity in accordance with Statement No. 52. Such adjustments are unrealized. The Company incurred a foreign currency exchange loss of $146,226 from foreign currency exchange transactions in the first half of 1997.

6.   Investment in LSAI:

     At June 30, 1997, the Company's investment in Laboratory Specialists of America, Inc. ("LSAI") of $970,200 includes LSAI common stock, valued at $617,077 (cost of $647,244) and a note receivable from LSAI of $353,123.

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

     SFAS 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At June 30, 1997, a net unrealized loss of $30,167 on the common stock investment in LSAI has been reflected in shareholders equity, which represents the reduction of the investment value below cost.

7.   PT Buana:

     The Company entered into a Stock Acquisition Agreement with MBf International dated October 31, 1995, whereby MBf International exchanged its 70% beneficial interest in the outstanding common stock of PT Buana and a non-interest-bearing demand note in the principal amount of $737,769 ("Note"), for 255,072 shares of the Company's Common Stock having an aggregate value of $1,219,563. Because the Company and PT Buana were under common control, the assets and liabilities acquired were recorded at PT Buana's historical cost. During June 1997, the Company converted the Note into equity of PT Buana. The minority shareholders contributed their proportionate share of debt into equity as well to bring PT Buana's total common stock outstanding to $2.5 million.

     The factory began production in April, 1996, and was in the start-up phase of operation up to that time. Accordingly, the factory had capitalized certain start-up costs incurred and amortized these costs over a one-year period upon commencement of operations in April 1996; these start-up costs were fully amortized by May 1997.

     At June 30, 1997, the Company has recorded a minority interest liability in the PT Buana subsidiary of $641,571 representing the non-owned 30% interest in the subsidiary. The minority interest of PT Buana is owned by two Indonesian corporations.

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

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1996 of approximately $5,300,000 which were available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1, and additional changes in ownership are anticipated to occur on closing of the transactions contemplated in Note 12, which would further lesson the ability of the Company to utilize such loss carryforwards. Because of these factors, the utilization of the NOLs generated prior to December 31, 1996 may be significantly limited.

9.   Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits and, to date, has been named and served in twenty-three actions, one of which was settled in January 1996 for a nominal amount, two cases which have been dismissed, and one which was recently served
in April 1997.   Management believes all such matters are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

10.  Reclassifications:

     Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 1996 as well as to the consolidated statement of cash flows for the six months ended June 30, 1996. These reclassifications have been made for comparison purposes only and have no effect on the net loss for those periods.

11.  Supplemental Cash Flow Information:

     Other noncash investing activities for the six months ended June 30, 1997 include $30,167 of unrealized loss on the common stock investment in LSAI.

     The Company's 70% owned subsidiary PT Buana converted debt obligations owed to its minority shareholders to equity in the amount of $327,816.

12.  Subsequent Events:

A. In May 1997, the Company announced that its majority shareholder, MBf International Ltd. ("MBfI") had entered into two separate agreements with its powder-free supplier, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") which called for the following:

      i) MBfI selling all of the Company's Series A Common Stock (1,252,538 shares) to Wembley for approximately $6.27 million; and
      ii) the purchase of 2,500,000 shares of the Company's unregistered Common Stock by Wembley at a price of $2.70 per share.

The agreements were scheduled to close simultaneously on August 8, 1997. However, the date of closure has been extended to September 8, 1997 pending receipt of Government approval in Indonesia, and may be extended for an additional thirty days if such approvals have not been obtained by such date.

B. In August 1997, the Company was notified by Wembley that the Food and Drug Administration ("FDA") has placed an FDA Import Alert on their factory. This FDA Import Alert prohibits Wembley from distributing product into the United States marketplace. Currently, Wembley provides the Company with all of its latex powder-free exam gloves. The Import Alert does not affect powdered gloves shipped from AHPC's manufacturing subsidiary in Indonesia. The Company is assisting Wembley and working with the FDA to quickly release the FDA Import Alert. A detailed response to the issues raised by the FDA has been submitted, and the Company and Wembley are awaiting the determination of the FDA. The Company is also working towards sourcing latex powder-free exam gloves from
other suppliers, allowing the fulfillment of customers' orders.   In the event
that Wembley and/or the Company is unsuccessful, this will have an adverse effect on the financial condition of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.1

     The Company's subsidiary, AHPC, is engaged in the marketing and distribution of medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company continued to achieve record glove sales in the second quarter of 1997.

     PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 and sold virtually all of its production, amounting to $3,888,116, to AHPC in the first six months of 1997. All significant intercompany transactions have been eliminated in consolidation. At present, PT Buana only produces powdered latex exam gloves.

     The results of operations for the three months ended and six months ended June 30, 1997 and 1996 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations. At June 30, 1997, the Company believes it has recorded all costs associated with the condom business.

---------------------
1) Forward looking statements in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Glove product sales totaled $12,976,144 and $11,105,522 for the three months ended June 30, 1997 and 1996, respectively. This increase represents a 16.8% increase in glove sales in the second quarter of 1997 over the comparable period in 1996. Glove product sales for the six months ended June 30, 1997 were $24,891,870 compared to $22,277,779 for the same period in 1996, an increase of over 11.7%. These increases are attributable to AHPC's more developed customer relationships, sales price increases over 1996, and an increase in the sales mix to higher priced products, particularly latex powder free examination gloves. The Company is continuing to strive to increase powder free and non-latex glove sales as the exam glove market moves towards these products and away from powdered latex gloves. During the first six months of 1997, two of AHPC customers accounted for approximately 69% of glove sales. The loss of either customer would have a materially adverse effect on the Company. See Note 12 to the Company's financial statements.

     Revenues from Playboy(R) condom sales were $210,973 and $265,833 for the three months ended June 1997 and 1996, respectively. Total condom sales during the six months ended June 30, 1997 were $385,461 compared to $1,027,711 during the same period in 1996. These revenues are included in the loss from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant to the agreement with Playboy in November 1996. Under the exit plan, the Company agreed to continue to sell Playboy(R) condoms until June 30, 1997 and will receive royalty income, if any, for up to three years after that date from sales in up to 15 countries in which the Company had launched the Playboy(R) condoms. The Company will also receive royalty revenues on Playboy(R) condom sales, if any, in Japan through June 30, 1998. There can be no assurance that any royalty revenues will be earned by the Company in any or all of the 15 countries or Japan, which is dependent upon Playboy Enterprises Inc. ("PEI") being able to locate a replacement licensee and utilizing the current distributors in those countries.

     Cost of goods sold as a percentage of sales for the three and six months periods ended June 30, 1997 were 76.9% and 77.5%, respectively, compared to 82.0% and 82.6%, respectively, for the comparable period in 1996. These percentage reductions in the cost of sales and improvement in gross margin are attributed to: (i) more favorable glove purchase prices obtained in 1997 due to a reduction in the raw material latex price; (ii) an increase in sales of higher profit margin glove products, particularly powder free examination gloves; (iii) increased glove sale prices in 1997 over 1996; (iv) reduced ocean freight import rates; (v) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1997; (vi) the duty free status of importing Indonesian manufactured glove products into the U.S.; and (vii) the inclusion of PT Buana's manufacturing gross margins in 1997, which increased the overall margin from internally manufactured gloves versus third party manufactured gloves. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors.

     Selling, general and administrative ("SG&A") expenses increased from $1,901,634 in the three months ended June 30, 1996 to $2,712,115 in the same period as 1997, a 42.6% increase. For the six months ended June 30, 1997, the SG&A expenses were $5,284,658 as compared to $3,592,192 in the comparable period in 1996, a 47% increase. These increases are attributable to: (i) the increase in SG&A expenses from PT Buana's operations, which began in April 1996; (ii) an increase in selling expenses at AHPC commensurate with its sales growth; (iii) the expansion of the Company's sales and support forces; (iv) an increase in September 1996 in rebates provided to customers; and (v) the inclusion in 1997 of a realized foreign currency exchange loss of $146,226 at the Indonesian facility. As a percentage of net product sales, SG&A expenses increased to 20.9% for the three months ended June 30, 1997, compared with 17.1% in the comparable period in 1996. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

     Interest expense increased from $282,737 for the quarter ended June 30, 1996 to $292,378 for the same period in 1997. This increase is attributable to the inclusion of PT Buana's debt facility and interest expense in the second quarter of 1997 which was only partially included in the second quarter of 1996 due to its start up nature at that time. Additionally, PT Buana's debt outstanding has increased in the second quarter of 1997 thus adding additional interest expense.

     The Company continued to have a loss from discontinued condom operations of $1,159,562 and $309,883 in the second quarters ended June 30, 1997 and 1996, respectively. This brings the condom losses for the first half of 1997 and 1996 to $1,373,798 and $561,253, respectively. The 1996 loss was the result of very high SG&A expenses from the introduction, launch, and advertising costs associated with running the condom business in numerous foreign countries. The loss from discontinued operations for the quarter ended June 30, 1997 is the result of a change in management's estimate of the expected condom business operating results through June 30, 1997, which now includes condom inventory returns and related costs which are allowable under certain condom distributorship agreements in the event of cancellation. At June 30, 1997, the Company believes it has reserved for all future revenues and costs associated with the condom business.

     For the three months ended June 30, 1997 and 1996, the Company recorded a net loss of $1,065,291 and $489,037, respectively. The loss in the second quarter ended June 30, 1997 is created by the condom loss from discontinued operations. The overall loss per share was $ .25 and $.17 for the second quarter of 1997 and 1996, respectively. For the six months ended June 30, 1997, the Company incurred a net loss of $1,369,676 and a net loss per share of $.32. Again, the condom business loss created the large net loss for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had a working capital deficit of $3,397,078 compared to a deficit of $1,705,267 at December 31, 1996. The decrease in working capital is primarily attributable to an increase in current debt obligations, accrued expenses, and current liabilities associated with the discontinued condom operations, as well as to the net loss of $1,369,676.

     Cash and cash equivalents at June 30, 1997 was $422,652 and increased $101,614 from $321,038 at December 31, 1996. The Company experienced an increase in cash flows in the first six months of 1997 primarily from cash provided by operating activities.

     The Company experienced positive cash flow from operations of $1,367,942 during the first half of 1997 as a result of an increase in trade accounts payable and accrued expenses, offset by an increase in inventories. In the first half of 1997, the Company used $1,573,917 for investing in the purchase of fixed assets associated with operating the manufacturing facility in Indonesia. The Company experienced negative cash flow of $272,746 from financing activities during the six months ended June 30, 1997 from net reductions of $1,606,693 in letter of credit debt and a principal payment on PT Buana's syndicated loan debt of $600,000, offset by additional borrowings of $2,015,000. The additional borrowings are primarily from PT Buana's bridging loan in the amount of $2,000,000 which was obtained in April 1997 and due in full in October 1997. This bridging loan bears interest at 11% per year and can be renewed.

     At June 30, 1997, the Company's principal sources of liquidity included:
$422,652 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring in October 1997; $4,600,000 available under a bank unsecured letter of credit facility; $5,900,000 available under a secured Indonesian bank loan facility with a banking syndicate; and $2,000,000 available under the recently acquired bridging loan, due in October 1997. At June 30, 1997, approximately $4,900,000 was outstanding under the $7,900,000 facility, approximately $2,940,000 was outstanding under the $4,600,000 letter of credit facility, all $5,900,000 was outstanding under the Indonesian syndicated bank facility, and all $2,000,000 was outstanding under the Indonesian bridging loan.

     The Company's present credit facilities are supported by the guarantee by MBf International, and the Company may require the guarantee of Wembley (or of MBf International if the Wembley transaction is not consummated) upon expiration of such facilities in connection with the procurement of a new credit facility. Should the Company be unable to procure a new credit facility or renew its existing facilities, its operations would be adversely affected.

     Inventories at June 30, 1997 increased to approximately $8,900,000 compared with approximately $8,100,000 at December 31, 1996. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume.

     Net trade accounts receivable at June 30, 1997 decreased to approximately $4,350,000 from approximately $4,675,000 at December 31, 1996. The reduction in trade receivables is due to heightened collection efforts.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.50 per share. At June 30, 1997 and December 31,1996, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. For the six months ended June 30, 1997 and 1996, the Company incurred interest expense of approximately $100,000 on this indebtedness. This expense has been included in the loss from discontinued condom operations in accompanying financial statements.

     The Company currently expects to have cash needs during 1997 in addition to its expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) the continued conversion to a full time sales force versus the utilization of independent manufacturer sales representatives; (iii) the hiring of additional support staff; (iv) the continuing completion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; (v) upgrading its information technology; and (vi) for other operating expenses.

     The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations. The proposed transaction with Wembley, if consummated, would result in the issuance of 2,500,000 shares of Common Stock in exchange for $6,750,000, which would substantially increase liquidity.


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K Current Report dated May 20, 1997 which reported information under Item 5.

          Form 8-K Current Report dated June 13, 1997 which reported information under Item 9.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MBf USA, Inc.
                                        (Registrant)





Date:  August 19, 1997                  By:   /s/ Stephen Tan
                                              -----------------------

                                        Name:   Stephen Tan
                                        Title:  Chief Financial Officer