Form 10-Q
period 1997-09-30
MBF USA INC
filed 1997-11-19
CIK 837038

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to              .
                                   ------------  --------------

     Commission File Number:  0-17458


                                MBf USA, Inc.
           (Exact name of registrant as specified in its charter)


           Maryland                                             73-1326131
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                       500 Park Boulevard, Suite 1260
                              Itasca, IL  60143
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

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 14, 1997 was 3,061,667 and 1,252,538, respectively.

                                MBf USA, Inc.

                                    INDEX


                       PART I - FINANCIAL INFORMATION


Item 1.

      Consolidated Balance Sheets
      September 30, 1997 (unaudited) and December 31, 1996 (audited)..... pg. 1

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended September 30, 1997 and 1996..................... pg. 3

      Consolidated Statements of Operations (unaudited) for the
      Nine Months Ended September 30, 1997 and 1996...................... pg. 4

      Consolidated Statements of Cash Flows (unaudited) for the
      Nine Months Ended September 30, 1997 and 1996...................... pg. 5

      Notes to the Interim Consolidated Financial
       Statements (unaudited)............................................ pg. 6

Item 2.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................. pg. 11


                         PART II - OTHER INFORMATION

Item 6.

      Exhibits and Reports on Form 8-K................................... pg. 14


                       MBf USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------
                                            (Unaudited)           (Audited)
CURRENT ASSETS:
      Cash and cash equivalents            $   870,159           $   321,038
      Accounts receivable - trade,
        net of allowance for
        doubtful accounts of $160,000
        in 1997 and $73,000 in 1996          5,181,657             4,677,490
      Inventories                            8,814,650             8,094,649
      Prepaid expenses                         592,161               999,704
      Other current assets                      59,795                58,893
      Current assets of discontinued
        operations                             120,368               264,520
                                           -----------           -----------
               Total current assets         15,638,790            14,416,294
                                           -----------           -----------

PROPERTY, PLANT AND EQUIPMENT:
      Land rights and land improvements        674,915               694,272
      Construction in progress               1,797,431             1,074,092
      Equipment, furniture and fixtures      8,402,481             7,183,071
      Building improvements                  1,251,046             1,262,248
      Vehicles                                  87,016               105,023
                                           -----------           -----------
               Total property, plant
                 and equipment              12,212,889            10,318,706

      Less - Accumulated depreciation       (1,346,189)             (736,858)
                                           -----------           -----------
               Property, plant and
                 equipment, net             10,866,700             9,581,848
                                           -----------           -----------

INVESTMENT IN LSAI                             903,017             1,015,117
                                           -----------           -----------
OTHER ASSETS:
      Goodwill, net of accumulated
        amortization of $395,098
        in 1997 and $364,305 in 1996         1,354,902             1,385,695
      Due from affiliates                      204,221               550,210
      Other assets                             189,436               297,209
      Assets of discontinued operations              -               267,251
                                           -----------           -----------
               Total other assets            1,748,559             2,500,365
                                           -----------           -----------

                                           $29,157,066           $27,513,624
                                           ===========           ===========

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------
                                            (Unaudited)           (Audited)
CURRENT LIABILITIES:
      Accounts payable - trade             $ 4,541,519           $ 3,291,506
      Trade notes payable to banks           4,184,902             7,010,453
      Notes payable and current portion
        of long-term obligations             5,959,914             3,914,914
      Due to affiliates                        374,942               382,358
      Accrued expenses                       2,405,992             1,219,914
      Current liabilities of
        discontinued operations                938,099               302,416
                                           -----------           -----------
               Total current liabilities    18,405,368            16,121,561
                                           -----------           -----------

LONG-TERM OBLIGATIONS                        6,268,029             7,098,132
                                           -----------           -----------
OTHER LONG-TERM LIABILITIES:
      Deferred income taxes                    194,702               200,286
      Other liabilities                        613,231               341,047
                                           -----------           -----------
               Total other long-term
               liabilites                      807,933               541,333
                                           -----------           -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                777,465               221,174

SHAREHOLDERS' EQUITY:
      Series A common stock, $.01 par
        value, 1,252,538 shares
        authorized;  1,252,538 shares
        issued and outstanding                  12,525                12,525
      Common stock, $.01 par value,
        10,000,000 shares authorized;
        3,191,667 shares issued
        and outstanding                         31,917                31,883
      Additional paid-in capital            10,939,825            10,875,897
      Accumulated deficit                   (6,573,865)           (6,012,811)
      Cumulative foreign currency
        translation adjustment                (189,095)              (53,034)
      Less - Common stock in treasury,
        at cost, 130,000 shares in
        1997 and 1996                       (1,323,036)           (1,323,036)
                                           -----------           -----------
               Total shareholders' equity    2,898,271             3,531,424
                                           -----------           -----------
                                           $29,157,066           $27,513,624
                                           ===========           ===========

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBf USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Three Months
                                                       Ended September 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
                                                           (Unaudited)
REVENUES:
      Product sales, net                          $14,988,857     $12,804,922
      Interest income                                  11,901          13,380
      Rental income                                    42,424          -
      Other income (loss)                               7,225          -
                                                  -----------     -----------
         Total revenues                            15,050,407      12,818,302
                                                  -----------     -----------
COSTS AND EXPENSES:
      Cost of product sales                        11,121,561      10,251,013
      Selling, general and administrative           2,716,937       2,226,867
      Interest                                        314,822         391,145
                                                  -----------     -----------
               Total costs and expenses            14,153,320      12,869,025
                                                  -----------     -----------

               Income (loss) from continuing
                 operations before minority
                 interest in subsidiary, and
                 income tax refund                    897,087         (50,723)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY            (116,280)        (37,819)
                                                  -----------     -----------
               Income (loss) from continuing
                 operations before income
                 tax refund                           780,807         (88,542)

INCOME TAX REFUND                                      27,815          -
                                                  -----------     -----------
               Income (loss) from continuing
                 operations                           808,622         (88,542)


LOSS FROM DISCONTINUED OPERATIONS                      -             (185,686)
                                                  -----------     -----------
               Net income (loss)                  $   808,622     $  (274,228)
                                                  ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARE AND
COMMON SHARE EQUIVALENTS OUTSTANDING                4,312,538       3,938,200
                                                  ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS:
      Continuing operations                       $      0.19     $     (0.02)
      Discontinued operations                            0.00           (0.05)
                                                  -----------     -----------
                                                  $      0.19     $     (0.07)
                                                  ===========     ===========


 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        MBf USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Nine Months
                                                       Ended September 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
                                                           (Unaudited)
REVENUES:
      Product sales, net                          $39,880,727     $35,082,701
      Interest income                                  26,432          29,383
      Rental income                                   118,590          50,694
      Other income                                     19,042           5,208
                                                  -----------     -----------
               Total revenues                      40,044,791      35,167,986
                                                  -----------     -----------
COSTS AND EXPENSES:
      Cost of product sales                        30,417,428      28,655,001
      Selling, general and administrative           8,001,595       5,819,059
      Interest                                        839,497         883,184
                                                  -----------     -----------
               Total costs and expenses            39,258,520      35,357,244
                                                  -----------     -----------

               Income (loss) from continuing
                 operations before minority
                 interest in subsidiary, and
                 income tax refund                    786,271        (189,258)

LOSS FROM MINORITY INTEREST IN SUBSIDIARY              (1,342)        (68,021)
                                                  -----------     -----------
               Income (loss) from continuing
                 operations before income
                 tax refund                           784,929        (257,279)

INCOME TAX REFUND                                      27,815           -
                                                  -----------     -----------
               Income (loss) from
                 continuing operations                812,744        (257,279)

LOSS FROM DISCONTINUED OPERATIONS                  (1,373,798)       (746,939)
                                                  -----------     -----------
               Net loss                           $  (561,054)    $(1,004,218)
                                                  ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARE AND
 COMMON SHARE EQUIVALENTS OUTSTANDING               4,311,433       3,257,730
                                                  ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS:
      Continuing operations                       $      0.19     $     (0.08)
      Discontinued operations                           (0.32)          (0.23)
                                                  -----------     -----------
                                                  $     (0.13)    $     (0.31)
                                                  ===========     ===========

 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        MBf USA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Nine Months
                                                         Ended September 30,
                                                  -----------------------------
                                                        1997          1996
                                                  ------------    -------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $   (561,054)   $ (1,004,218)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Depreciation                                   625,226         270,278
        Amortization                                    30,793          43,333
        Provision for doubtful accounts                160,000          27,000
        Loss from discontinued operations            1,373,798         746,939
        Loss on disposal of property,
          plant and equipment                            7,584          -
        Gain on sales of LSAI common stock                 (76)         -
        Changes in certain assets
          and liabilities:
           Accounts receivable - trade                (664,167)       (809,837)
           Inventories                                (720,001)      2,717,983
           Prepaid expenses                            407,543        (208,527)
           Other assets                                106,871        (147,163)
           Accounts payable - trade                  1,250,013      (3,138,698)
           Accrued expenses                          1,186,078         405,202
           Deferred income taxes                        (5,584)         -
           Amounts due (from) to affiliates            338,573         (35,640)
           Net assets of condom discontinued
             operations                               (326,712)       (157,017)
                                                  ------------    ------------
           Net cash provided by (used in)
             operating activities                    3,208,885      (1,290,365)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (1,917,662)     (4,183,852)
     Proceeds on sale of LSAI common stock             112,176          -
     Minority interest in subsidiary                   883,269          62,741
                                                  ------------    ------------
           Net cash used in investing activities      (922,217)     (4,121,111)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on trade notes
       payable to banks                             (2,825,551)      1,783,132
     Proceeds from issuance of stock                     9,168       3,402,806
     Net borrowings (payments) from notes payable    2,000,000       2,535,524
     Payments on notes payable                        (785,103)     (2,661,666)
                                                  ------------    ------------
           Net cash provided by (used in)
             financing activities                   (1,601,486)      5,059,796
                                                  ------------    ------------

IMPACT OF EXCHANGE RATES ON CASH                      (136,061)         (3,843)
                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     549,121        (355,523)

CASH AND CASH EQUIVALENTS, beginning of period         321,038         706,309
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, end of period          $    870,159    $    350,786
                                                  ============    ============


 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

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

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ended December 31, 1997.

2.   Description of Business:

     MBf USA, Inc. and subsidiaries market medical examination gloves in the United States. The Company's 70% owned subsidiary in Indonesia is a manufacturer of medical latex examination gloves and began production in April 1996. In November 1996, the Company adopted a plan to discontinue the business of distributing Playboy(R) condoms and has reflected it as such in the accompanying consolidated financial statements. In accordance with the plan, the Company continued to distribute Playboy(R) condoms only through June 30, 1997.

3.   Condom Discontinued Operations:

     Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company, until June 30, 1997, would continue to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, the Company will be entitled to receive royalty revenues on sales, if any, of Playboy(R) condoms in these 15 countries and Japan through June 30, 2000 and June 30, 1998, respectively. Amounts under the royalty agreement are recognized when received and are not anticipated to be significant. Subsequent to June 30, 1997 the Company earned royalty revenue of $27,125.

     Due to the exit of the condom business, the Company ceased selling Playboy condoms at June 30, 1997; there were no condom sales in the third quarter ended September 30, 1997. For the three months ended September 30, 1997 and 1996, the loss from discontinued operations of the condom business amounted to $0 and $185,686, respectively. These amounts include revenues from Playboy(R) condom sales which were $0 and $115,480 for the three months ended September 30, 1997 and 1996, respectively.

     For the nine months ended September 30, 1997 and 1996, the loss from discontinued condom operations amounted to $1,373,798 and $746,939, respectively. These losses include revenues from Playboy condom sales of $385,461 and $1,143,191 for the nine months ended September 30, 1997 and 1996, respectively.

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

     Prior to July 1, 1997, the financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, were maintained in the functional currency, Indonesian Rupiahs, and translated into U.S. dollars. Assets and liabilities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian Rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement No.
52.  Such adjustments are unrealized.

     Effective July 1, 1997, in accordance with Statement of Financial Accounting Standards No. 52, PT Buana changed its functional currency for financial statements reporting purposes from the Indonesian Rupiah to the U.S. dollar. This change had a material effect on the profitability of PT Buana in the third quarter of 1997 as the Indonesian Rupiah experienced significant devaluation compared to the U.S. dollar during the third quarter. The change in the functional currency resulted in a $204,908 foreign currency exchange gain reported by PT Buana in the third quarter of 1997. For the first half year ended June 30, 1997, PT Buana incurred a foreign currency exchange loss of $242,279.

6.   Investment in LSAI:

     At September 30, 1997, the Company's investment in Laboratory Specialists of America, Inc. ("LSAI") of $903,017 includes LSAI common stock, valued at its cost of $549,894, and a note receivable from LSAI of $353,123.

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

     SFAS 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At September 30, 1997, the LSAI common stock had a market value of $594,259, which is $44,365 over its cost basis of $549,894. The unrealized gain of $44,365 is not recorded at September 30, 1997 due to its immateriality.

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

     At September 30, 1997, the Company has recorded a minority interest liability in the PT Buana subsidiary of $777,465 representing the non-owned 30% interest in the subsidiary. The minority interest of PT Buana is owned by two Indonesian corporations.

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

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1996 of approximately $5,300,000 which were available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 1, and additional changes in ownership are anticipated to occur on closing of the transactions contemplated in Note 12, which would further limit the ability of the Company to utilize such loss carryforwards. Because of these factors, the utilization of the NOLs generated prior to December 31, 1996 may be significantly limited.

9.   Contingencies:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits and, to date, has been named and served in twenty-three actions, one of which was settled in January 1996 for a nominal amount, two cases which have been dismissed, and one which was recently served
in April 1997.   Subsequent to September 30, 1997, the Company settled 10
lawsuits which were each released for a nominal amount. Management believes all such matters are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

10.  Reclassifications:

     Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 1996 as well as to the consolidated statement of cash flows for the nine months ended September 30, 1996. These reclassifications have been made for comparison purposes only and have no effect on the net loss for those periods.

11.  Supplemental Cash Flow Information:

     The Company's 70% owned subsidiary PT Buana converted debt obligations owed to its minority shareholders to equity in the amount of $327,816.

12.  Subsequent Events:

A. In May 1997, the Company announced that its majority shareholder, MBf International Ltd. ("MBfI") had entered into two separate agreements with its latex powder-free supplier, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") which called for the following:

     i)   MBfI selling all of the Company's Series A Common Stock
          (1,252,538 shares) to Wembley for approximately $6.27 million; and

     ii) the purchase of 2,500,000 shares of the Company's unregistered Common Stock by Wembley at a price of $2.70 per share.

As previously reported, the agreements were scheduled to close simultaneously on August 8, 1997. However, the date of closure has again been extended to the end of 1997 as a result of the non-fulfillment of certain conditions precedent to closing.

B. In August 1997, the Company was notified by Wembley that the Food and Drug Administration ("FDA") has placed an FDA Import Alert on its factory. This
FDA Import Alert temporarily stops Wembley from shipping product into the United States marketplace. Wembley has been the Company's sole supplier of latex powder-free exam gloves. The Import Alert does not affect powdered gloves shipped from the Company's manufacturing subsidiary in Indonesia.

     The Company is continuing to assist Wembley and work with the FDA to release the FDA Import Alert. A detailed response to the issues raised by the FDA has been submitted, and the FDA is scheduled to inspect Wembley's factory in November 1997. The Company hopes to receive a favorable determination. At September 30, 1997, the Company is currently unable to meet the full demand for its latex exam powder free gloves but is diligently attempting to minimize the unfulfilled customer orders until the FDA Import Alert is lifted.

13.  Inventory:

     The Company has examination glove inventories of $8,814,650 at September 30, 1997. Of this amount, $2,581,840 of latex exam powder free gloves inventory is currently being detained by the FDA due to the FDA Import Alert as discussed in Note 12. The Company can return this inventory to Wembley at no expense to AHPC. The Company is attempting to satisfy customer demand for latex exam powder free gloves and during this period, latex powder free glove purchases from others were at a significantly higher price than charged by Wembley. This will have an impact on the Company's gross profit in the fourth quarter of 1997. Furthermore, the inability of Wembley to successfully pass the FDA inspection may temporarily affect the Company's ability to satisfy customer orders and existing back orders outstanding.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

     The Company's wholly owned subsidiary, AHPC, is engaged in the marketing and distribution of medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company continued to achieve record glove sales in the third quarter of 1997.

     PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 and sold virtually all of its production, amounting to approximately $6.5 million, to AHPC in the first nine months of 1997. All significant intercompany transactions have been eliminated in consolidation. At present, PT Buana only produces powdered latex exam gloves.

     The results of operations for the three months ended and nine months ended September 30, 1997 and 1996 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations. During the quarter ended September 30, 1997, the Company did not record any condom business activity due to the cessation of the condom business.

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Glove product sales totaled $14,988,857 and $12,804,922 for the three months ended September 30, 1997 and 1996, respectively. This increase represents a 17.4% increase in glove sales in the third quarter of 1997 over the comparable period in 1996. Glove product sales for the nine months ended September 30, 1997 were $39,880,727 compared to $35,082,701 for the same period in 1996, an increase of over 13.7%. These increases are attributable to AHPC's more developed customer relationships, sales price increases over 1996, and an increase in the sales mix to higher priced products, particularly latex powder free examination gloves. The Company is continuing to strive to increase powder free and non-latex glove sales as the exam glove market moves toward these products and away from powdered latex gloves. During the first nine months of 1997, two of AHPC's customers accounted for approximately 69% of glove sales. The loss of either customer would have a materially adverse effect on the Company.

     Revenues from Playboy(R) condom sales were $0 and $115,480 for the three months ended September 1997 and 1996, respectively. Total condom sales during the nine months ended September 30, 1997 were $385,461 compared to $1,143,191 during the same period in 1996. These revenues are included in the loss from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant

-------------------------
(1) Forward looking statements in the Notes to the Company's financial statements and this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

to the agreement with Playboy in November 1996. Under the exit plan, the Company agreed to continue to sell Playboy(R) condoms until June 30, 1997 and will receive royalty income, if any, for up to three years after that date from sales in up to 15 countries in which the Company had launched the Playboy(R) condoms. The Company will also receive royalty revenues on Playboy(R) condom sales, if any, in Japan through June 30, 1998. There can be no assurance that any additional royalty revenues will be earned by the Company in any or all of the 15 countries or Japan, which is dependent upon Playboy Enterprises Inc. ("PEI") being able to locate a replacement licensee and utilizing the current distributors in those countries.

     Cost of goods sold as a percentage of sales for the three and nine months periods ended September 30, 1997 were 74.2% and 76.3%, respectively, compared to 80.0% and 81.7%, respectively, for the comparable periods in 1996. These percentage reductions in the cost of sales and improvement in gross margin are attributed to: (i) more favorable glove purchase prices obtained in 1997 due to a reduction in the raw material latex price; (ii) an increase in sales of higher profit margin glove products, particularly latex powder free examination gloves; (iii) increased glove sale prices in 1997 over 1996; (iv) reduced ocean freight import rates; (v) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1997; (vi) the duty free status of importing Indonesian manufactured glove products into the U.S.; and (vii) the inclusion of PT Buana's manufacturing gross margins in 1997, which increased the overall margin from internally manufactured gloves versus third party manufactured gloves. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors. The Company anticipates a reduction in its overall gross margins in the fourth quarter of 1997 due to a reduction of latex powder-free exam glove sales. See Notes 12 and 13 to the Company's financial statements.

     Selling, general and administrative ("SG&A") expenses increased from $2,226,867 in the three months ended September 30, 1996 to $2,716,937 in the same period as 1997, a 22% increase. For the nine months ended September 30, 1997, the SG&A expenses were $8,001,595 as compared to $5,819,059 in the comparable period in 1996, a 37.5% increase. These increases are attributable to: (i) the increase in SG&A expenses from PT Buana's operations, which began in April 1996; (ii) an increase in selling expenses at AHPC commensurate with its sales growth; (iii) the expansion of the Company's sales and support forces; and (iv) an increase in September 1996 in rebates provided to customers. As a percentage of total revenues, SG&A expenses increased to 18.1% for the three months ended September 30, 1997, compared with 17.4% in the comparable period in 1996. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of total revenues in the future.

     Interest expense decreased from $391,145 for the quarter ended September 30, 1996 to $314,822 for the same period in 1997. This decrease is attributable to the inclusion in the third quarter of 1996 of $90,000 of an interest liability accrual for outstanding obligations owed to two glove manufacturers.

The Company had net income of $808,622 in the third quarter of 1997, compared to a net loss of $274,228 in the comparable prior year third quarter. The third quarter of 1997 income per share was $ .19 versus a loss per share of $.07 for the third quarter of

1996. The Company believes that cessation of the condom business was the principal reason for the Company's improved third quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had a working capital deficit of $2,766,578 compared to a deficit of $1,705,267 at December 31, 1996. The decrease in working capital is primarily attributable to an increase in current debt obligations, accounts payable and accrued expenses, and current liabilities associated with the discontinued condom operations, as well as to the net loss of $561,054 for the nine months ended September 30, 1997.

     Cash and cash equivalents at September 30, 1997 was $870,159 and increased $549,121 from $321,038 at December 31, 1996. The Company experienced an increase in cash flows in the nine month period primarily from cash provided by operating activities.

     The Company experienced positive cash flow from operations of $3,208,885 during the nine months ended September 30, 1997 as a result of an increase in trade accounts payable and accrued expenses, offset by an increase in inventories. During the first nine months of 1997, the Company used $1,917,662 to purchase fixed assets associated with operating the manufacturing facility in Indonesia. The Company experienced negative cash flow of $1,601,486 from financing activities during the nine months ended September 30, 1997 from net reductions of $2,825,551 in letter of credit debt and a principal payment on PT Buana's syndicated loan debt of $600,000, offset by additional borrowings of $2,000,000. The additional borrowings are from PT Buana's bridging loan in the amount of $2,000,000 which was obtained in April 1997. This bridging loan bears interest at 11% per year and can be renewed monthly.

     At September 30, 1997, the Company's principal sources of liquidity included: $870,159 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring in December 1997; $4,600,000 available under a bank unsecured letter of credit facility; $5,900,000 available under a secured Indonesian bank loan facility with a banking syndicate; and $2,000,000 available under the recently acquired bridging loan, due in December 1997. At September 30, 1997, approximately $5,100,000 was outstanding under the $7,900,000 facility, approximately $1,400,000 was outstanding under the $4,600,000 letter of credit facility, all $5,900,000 was outstanding under the Indonesian syndicated bank facility, and all $2,000,000 was outstanding under the Indonesian bridging loan.

     The Company's secured bank line and letter of credit facility expired on October 31, 1997. The Company has extended this credit facility through December 31, 1997. The Company's present credit facilities are supported by the guarantee by MBf International, and the Company may require the guarantee of Wembley (or of MBf International if the Wembley transaction is not consummated) upon expiration of such facilities in connection with the procurement of a new credit facility. The Company is working with its present banker as well as other financial institutions to procure a new revised credit facility through the end of 1998 and beyond.

     Inventories at September 30, 1997 increased to $8,814,650 compared with approximately $8,100,000 at December 31, 1996. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume. See Note 13 in the Notes to the financial statements for information on the detained inventories at September 30, 1997.

     Net trade accounts receivable at September 30, 1997 increased to approximately $5,200,000 from approximately $4,675,000 at December 31, 1996. The increase in trade receivables is due to the higher sales volume in the third quarter of 1997.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.50 per share. At September 30, 1997 and December 31, 1996, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. For the nine months ended September 30, 1997 and 1996, the Company incurred interest expense of approximately $150,000 on this indebtedness. This expense had been included in the loss from discontinued condom operations in accompanying financial statements and is included in interest expense subsequent to June 30, 1997.

     The Company currently expects to have cash needs during the fourth quarter 1997 as well as for its expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the continued domestic purchasing of latex powder free gloves at much higher costs;
(ii) the expansion into new glove products; (iii) the continued conversion to a full time sales force versus the utilization of independent manufacturer sales representatives; (iv) the hiring of additional support staff; (v) the continuing completion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; (vi) upgrading its information technology; and (vii) for other operating expenses.

     The Company is continuing to seek and identify additional sources of funding to provide capital in the event its credit facilities do not provide sufficient liquidity to fund the Company's on-going operations. The proposed transaction with Wembley, if consummated, would result in the issuance of 2,500,000 shares of Common Stock in exchange for $6,750,000, which would substantially increase liquidity.


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         1. Exhibit 27 - Financial Data Schedule

         2. Press Release dated November 18, 1997

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during this quarter.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MBf USA, Inc.
                                          (Registrant)





Date: November 19, 1997                   By: /s/ Stephen Tan
                                              -----------------------
                                          Name: Stephen Tan
                                          Title: Chief Financial Officer