Form 10-K405
period 1997-12-31
MBF USA INC
filed 1998-03-31
CIK 837038

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 0-17458

                                MBf USA, INC.
                                ------------
            (Exact name of registrant as specified in its charter)


                 MARYLAND                              73-1326131
                ---------                              ----------
         (State of incorporation)          (I.R.S. employer identification no.)

    500 PARK BOULEVARD, SUITE 1260                        60143
            ITASCA, IL                                    -----
            ----------                                  (Zip Code)

(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 285-9191

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                  ---------------------

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
                                              ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on the Nasdaq SmallCap Market on March 18, 1998: $5,345,144.

     At March 18, 1998, 3,061,667 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                MBf USA, INC.
                                  FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I


      ITEM I.  BUSINESS...................................................... 1
      ITEM 2.  PROPERTIES.................................................... 7
      ITEM 3.  LEGAL PROCEEDINGS............................................. 8

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS....................................................... 9

PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS................................... 10
      ITEM 6.  SELECTED FINANCIAL DATA....................................... 11
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 12
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 23
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 23

PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT.................................................... 24
      ITEM 11. EXECUTIVE COMPENSATION........................................ 28
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................ 33
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 34

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                FORM 8-K..................................................... 35

                                    PART I


ITEM I.  BUSINESS (1)


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

     On February 27, 1992, the Company acquired American Health Products Corporation ("AHPC") from MBf International Limited, a Hong Kong corporation ("MBf International"), which is a subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange. AHPC is a leading marketer of medical examination gloves in the U.S. As a result of such acquisition, MBf International acquired control of the Company by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which elects a majority of the Board of Directors.

     In June 1995, the Board of Directors directed the Company to exit the nutritional products business, where sales were negligible and entry costs were very high, contributing to significant losses. Furthermore, the use of AHPC's cash flow for the nutritional products start-up was limiting AHPC's ability to purchase glove inventory. The restructuring resulted in a one-time change of $1,808,757 which included costs associated with resignation of its Chairman/CEO, President/CEO and CFO, provisions for personnel severance and work force reductions associated with the closing of the New Jersey executive office, the write down of intangible and other assets, costs associated


-----------------------
     (1) Some of the statements included in Item 1, Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Company anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Company expected also may not occur or occur in a different manner, which may be more or less favorable to the Company. The Company does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstance.

Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices set forth under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as they relate to forward looking statement as actual results could differ materially from those projected in the forward looking statements.

with the removal of the nutritional vitamin product lines, and other costs associated with the execution of the restructure.

     On October 31, 1995, the Company acquired a 70% interest in an Indonesian powdered latex examination glove manufacturing plant, PT MBf Buana Multicorpora ("PT Buana"), which was in the start-up phase of operations at that time. The Company purchased PT Buana from MBf International. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996.

     On December 11, 1995, the Company's shareholders approved the reincorporation of the Company by merger of the Company into a newly formed, wholly owned subsidiary of the Company incorporated in Maryland. In connection with the reincorporation, the Board of Directors approved and the Company effected a 10-for-1 reverse stock split of its Series A Common Stock and Common Stock. As a result, each shareholder was entitled to and received one share of Series A Common Stock or Common Stock of the Maryland corporation subsequent to the merger for every 10 shares of Series A Common Stock or Common Stock, respectively, then held by such shareholder.

     In May 1997, the Company announced that its parent and majority shareholder, MBf International, had entered into two separate agreements with its latex powder free exam glove supplier, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") which called for the following:

     A) MBf International selling all of the Company's Series A Common Stock (1,252,538 shares) to Wembley for approximately $6.27 million; and

     B) the purchase of 2,500,000 shares of the Company's unregistered Common Stock by Wembley at a price of $2.70 per share.

     Currently, the date of closure has been extended to the end of March 1998 as a result of the non-fulfillment of certain conditions precedent to closing.

     In June 1997, the Company ended the sales of Playboy(R) condoms after it had reached an amicable agreement with Playboy Enterprises, Inc. to terminate the license agreement under which the Company distributed condoms in 15 countries.

     As of March 18, 1998, the shares of Series A Convertible Common Stock issued to MBf International are 29.03% of the total issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the shares of Common Stock acquired by MBf International as tabled below) will represent a total ownership of the Company to MBf International of 68.03% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

     The shares of the Company's Common Stock owned and acquired by MBf International since December 31, 1994 are as follows.


                                      Series A
                                    Common Stock  Common Stock    Total
                                    ------------  ------------  ---------
Balance, December 31, 1994             1,252,538        15,000  1,267,538

October 30, 1995 -
 $1.2 million cash injection                   -       250,981    250,981

Acquisition of PT Buana                        -       255,072    255,072

June 17, 1996 -
 $1,402,806 cash injection                     -       488,953    488,953

August 20, 1996 -
 $1.0 million cash injection                   -       672,269    672,269
                                        ________      ________   ________
Balance, December 31, 1997             1,252,538     1,682,275  2,934,813
                                       =========     =========  =========


     All share and per share information noted gives retroactive effect of the 10-for-1 reverse stock split which was effective on December 18, 1995.

LATEX GLOVE PRODUCTS

     Through its wholly owned subsidiary, AHPC, the Company markets non-sterile, ambidextrous latex and vinyl examination gloves used primarily in the medical, dental and food services industries. Gloves marketed by AHPC are manufactured primarily by PT Buana and other third parties. Gloves are marketed by AHPC under the brand names "Glovetex(R)" and "DermaSafe(R)" to medical/surgical distributors, dental distributors, nursing homes and food service distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." A case of gloves, which comprises 10 or 20 boxes of 100 gloves per box, is sold by AHPC to medical/surgical dealers.

     In addition to the standard latex powdered examination gloves, AHPC distributes other product lines which include powder free exam gloves, vinyl exam gloves, and synthetic exam gloves. Expansion of the product line into other latex-based products is planned, and AHPC has identified for possible introduction in the future such products as industrial gloves, surgical gloves and other products related to infection control. For the year ended December 31, 1997, AHPC's sales ratios of latex powdered, latex powder free, and non-latex examination glove sales were 49%, 37%, and 14%, respectively.

'
     Manufacturing Operations. The production of examination gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia, one of the world's largest producers of rubber, and Indonesia. Once gathered, the raw latex is sent to a centrifuge, where the latex is concentrated. PT Buana purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a patented formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles which can create pinholes. Glove-making forms, which are in five sizes and designed for the American hand, are dipped in latex compound. The forms are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

     The PT Buana factory, which is 70% owned by the Company, was in the start-up phase of operations until product shipments began in May 1996. PT Buana has the ability to provide AHPC with 750,000,000 powdered latex examination gloves per year.

     Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected, and a sample of gloves from each batch is tested in the laboratory for air capacity and water-tightness.

     Gloves are packaged in tamper-proof non-fibrous boxes. The gloves are then shipped either to a leased warehouse in Des Plaines, Illinois, or to public warehouses located in Sparks, Nevada, or Atlanta, Georgia, where they are stored for delivery to medical and surgical dealers.

     Powdered Latex Examination Glove Suppliers. PT Buana supplied approximately 38% of AHPC's powdered latex examination glove inventory in 1997. The remaining 62% of 1997 purchases of powdered latex examination glove inventorywas purchased from an unrelated Malaysian supplier. Effective July 12, 1995, the Company entered into a five-year distributor agreement with this unrelated supplier for powdered latex examination gloves. See Note 3 of the Consolidated Financial Statements under Distribution Agreement for more information on this unrelated supplier.

     Powder Free Latex Examination Glove Supplier. AHPC purchases 100% of its latex powder free examination gloves from Wembley, an unrelated Malaysian factory. The Company's majority shareholder, MBf International, has entered into an agreement with Wembley which would enable Wembley to obtain majority interest in the Company and control the Board of Directors. AHPC has entered into a supply agreement with Wembley for its powder free gloves which will enable the Company to obtain the necessary inventory levels to meet customer glove demands. Although the Company is currently able to meet its orders for latex gloves products, including powder free latex gloves, AHPC's inability to receive sufficient glove inventories would have a material adverse effect on the Company.

     Non-Latex Examination Glove Suppliers. AHPC purchases its non-latex examination gloves from two unrelated suppliers in Taiwan and China.

     Markets and Methods of Distribution. AHPC markets latex gloves through a network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors, and major retail outlets. The principal methods of marketing are trade shows, seminars, and sales representatives, as well as advertising and direct mail. In addition, AHPC employs a sales force of 33 persons comprised of regional sales managers and representatives, manufacturer sales representatives, and an in-house sales and customer support staff.

     FDA Regulation of Latex Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the U.S. Food and Drug Administration ("FDA"). Included within such procedures are minimum testing requirements, as well as FDA current Good Manufacturing Practices.

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

     Customers. During calendar 1997, two of AHPC's customers, Owens & Minor, Inc. and Sysco Co., accounted for 37.6% and 31.0%, of net sales, respectively. The loss of either of such customers would have a materially adverse effect on the Company.

     Patents and Trademarks. AHPC owns the trademarks "Glovetex" and "Dermasafe," which are trademarks registered in the United States.

LATEX CONDOM PRODUCTS

     Through June 30, 1997, the Company sold condoms in packaging bearing the Playboy(R) name and rabbit-head logo. Under the termination agreement, the Company, until June 30, 1997, continued to sell Playboy(R) condoms in the 15 countries where it has launched the product. Subsequent to June 30, 1997, the Company is entitled to receive royalty revenues on sales of Playboy(R) condoms in these countries and Japan through June 30, 2000 and 1998, respectively. See
Note 3 of the Consolidated Financial Statements for more information concerning the net assets and liabilities of discontinued operations of the Playboy(R) condom business at December 31, 1997 and 1996.

EMPLOYEES

     As of March 18, 1998, the Company's U.S. operations employed a total of 45 full-time and 12 part-time employees. AHPC also uses the non-exclusive services of seven manufacturer sales representatives and which are paid on a commission basis. The Company's 70% owned Indonesian subsidiary, PT Buana, employed 933 full-time workers in its factory and administrative staff as of that date. None of the Company's employees are represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

INVESTMENT IN LSAI

     Pursuant to the terms of a stock exchange agreement dated as of July 12, 1994 ("LSAI Agreement"), the Company exchanged 706,244 shares of the preferred stock of a former wholly owned subsidiary, Laboratory Specialists, Inc., ("LSI") (valued at $706,244) for 239,405 shares of common stock of a newly formed corporation, Laboratory Specialists of America, Inc. ("LSAI") contingent upon LSAI successfully completing its initial public offering ("IPO"). In September 1994, LSAI successfully completed its IPO and currently trades under the symbol "LABZ" on the Nasdaq SmallCap Stock Market. These shares of common stock now are eligible for sale under Rule 144 of the Securities Act of 1933, as amended, without LSAI's approval. During 1997, the Company sold 68,000 shares of LSAI. See Note 3 of the Notes to Consolidated Financial Statements for additional information concerning the Company's investment in LSAI.

ITEM 2.  PROPERTIES

     The Company's principal executive and administrative office is located in Itasca, Illinois. The lease term for this location is for a period of five years and commenced on March 1, 1995. The yearly lease cost is approximately $153,200 per year, with annual increases of approximately 3% per year.

     Prior to Itasca, Illinois, the Company's executive office was located in Fort Lee, New Jersey. On December 1, 1994, the Company entered into a five-year lease for this office with an annual lease cost of approximately $77,000 per year. During June 1995, the Company closed the New Jersey office as part of the restructuring which took place in the second quarter of 1995. Effective July 1, 1995, the Company entered into a sublease agreement for the New Jersey office space for the remaining lease term at the identical terms as stated in the December 1, 1994 New Jersey lease agreement.

     Previous to Fort Lee, New Jersey, the Company's executive office was located in Boca Raton, Florida. The Company entered into a five-year lease agreement effective February 1994, for approximately 4,000 square feet of space in Boca Raton, Florida. The annual rental expense for this lease is approximately $79,500 per year. Effective December 1, 1996, the Company entered into a sublease agreement for the Boca Raton office space for the remaining lease term at the identical terms as stated in the February 1994 Florida lease agreement.

     AHPC's warehouse operations are housed in a 22,000 square-foot facility in Des Plaines, Illinois. The lease term for this location expires on March 31, 1998 and commenced April 1, 1993. The yearly cost of the lease is approximately $123,200 per year. The Company is planning to renew the lease for the existing Des Plaines, Illinois warehouse for a one-year period at a yearly lease cost of approximately $126,600. In addition, AHPC uses public warehouse facilities in Sparks, Nevada and Atlanta, Georgia, as needed. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

     Management considers all existing space sufficient, but may search for a larger warehouse facility in the Midwest to reduce its warehousing costs and provide additional space should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1997, AHPC had seven latex related product liability claims pending against it throughout the United States. All the claims involve plaintiffs that have worked in the medical/health industry, and who allege damages associated with continued use and/or exposure to latex glove products. Each of the seven claims is in a different stage of legal proceeding, and it is not currently possible to determine a favorable or unfavorable outcome for AHPC. In each claim, AHPC is one of several glove distributors named in the suits.

     Subsequent to December 31, 1997, AHPC was named in one additional lawsuit, in which the plaintiff alleges damages associated with the use of latex gloves. AHPC is one of several defendants named in the suit.

     AHPC possesses product liability insurance coverage, which the Company believes, but can provide no assurances, will be adequate to cover the legal costs and compensatory damage rewards associated with product liability claims against AHPC and the indemnity of AHPC's customers, to the limits of the policies.

     In November 1997, AHPC settled thirteen latex related product liability claims for a nominal sum. AHPC will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, the Company's management determines that the best interests of the Company will be served by settling the matter for a nominal monetary sum.

     From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. As of the date hereof, the Company is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate, would have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on December 3, 1997. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect seven Class A directors and two Class B directors to hold office until the next annual meeting of Shareholders or otherwise as provided in the Company's By-Laws.

                                   Nominees
                                   --------

                               Tan Sri Dato Loy
                                 Teik Hok Loy
                                Heng Sewn Loi
                              Edward J. Marteka
                              George Jeff Mennen
                              Richard C. M. Wong
                                Lew Kwong Ann
                              Robert J. Simmons
                                Don L. Arnwine

     Each of the nominees for director received the following number of votes:


                          For                                3,938,257
                      Against                                    5,177
                    Non-votes                                  370,771


2. To concur in the selection of Arthur Andersen LLP independent auditor for the fiscal year ending December 31, 1997. The vote of the Shareholders was as follows:


                          For                                3,940,166
                      Against                                    2,235
                  Abstentions                                    1,033
                    Non-votes                                  370,771


      All of the above matters were approved by the Shareholders. There were no other matters voted on at the meeting.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "MBFA." The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.

                                 COMMON STOCK

FISCAL YEAR ENDED:

       DECEMBER 31, 1997          HIGH            LOW
       -----------------          -----           -----

       First quarter              4-3/8           3-3/8
       Second quarter             5-3/4           2-3/4
       Third quarter              3-7/8           2-3/4
       Fourth quarter               6             1-3/4


DECEMBER 31, 1996
-------------------
       First quarter              5-1/4           3-7/8
       Second quarter             4-1/8           3-1/4
       Third quarter              2-3/8           1-3/4
       Fourth quarter             1-7/8           1-1/4


     There were approximately 350 record holders of Common Stock as of March 18, 1998. The Company believes that there are approximately an additional 2,000 holders whose stock is held in "street name."

     The Company has not paid a dividend with respect to the Common Stock. The Company expects to reinvest its earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for the five calendar years ended December 31, 1997 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.



                                                                               MBF USA, INC.
                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                       1997          1996          1995          1994          1993
                                                       ----          ----          ----          ----          ----

STATEMENT OF OPERATIONS DATA:

Product sales                                       $53,810,060   $47,589,421    $40,950,968   $34,301,735   $31,241,073
Cost of goods sold                                   40,760,146    38,358,756     36,177,651    27,387,357    26,543,652
Gross profit                                         13,049,914     9,230,665      4,773,317     6,914,378     4,697,421
Operating expenses                                   12,115,781     9,580,126      7,322,140     6,397,607     5,915,411
Restructure charge                                            -             -      1,808,757             -             -

Minority interest in income
 of subsidiary                                         (300,145)      (77,732)        (2,174)            -             -

Net income (loss) from continuing
 operations                                           1,249,392     (247,608)     (4,092,779)    1,093,786    (1,056,570)

Loss from discontinued operations                      (783,670)     (916,979)      (771,625)      (93,256)     (354,259)
Net income (loss)                                      $465,722   $(1,164,587)   $(4,864,404)   $1,000,530   $(1,410,829)

PER SHARE DATA:

Basic and Diluted Net income (loss) per share              $.11         $(.32)        $(2.00)         $.41         $(.59)

BALANCE SHEET DATA  (END OF PERIOD):

Total assets                                        $29,531,245   $27,513,624    $26,373,204   $18,493,771   $17,600,575
Long-term obligations                                $5,647,867    $7,098,132    $10,342,500    $3,065,232    $1,108,330
Total shareholders' equity                           $4,312,520    $3,531,424     $1,319,661    $3,911,116    $3,742,141

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (2)

     The Company's wholly owned subsidiary, AHPC, is engaged in the marketing and distribution of high quality medical grade examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company recorded record glove product sales in 1997 with an increase of 13.1%.

     PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began manufacturing and shipping powdered latex examination gloves to AHPC in May 1996 and sold approximately 82% of its production to AHPC in 1997. PT Buana had total powdered latex exam glove sales of $9.27 million for the year ended December 31, 1997. All significant intercompany transactions have been eliminated in consolidation.

     Through its Playboy license rights and condom distribution agreement, the Company distributed Playboy(R) brand condoms only through June 30, 1997 in accordance with the negotiated termination agreement with Playboy Enterprises, Inc. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996 and the disposal period through June 30, 1997. See Note 3 of the Notes to Consolidated Financial Statements for more information on the discontinuance of the Playboy(R) condom business.

     This analysis of the results of operations and financial condition of the Company should be viewed in conjunction with the financial statements and other information concerning the Company included throughout this Annual Report. The consolidated financial statements for the years ended December 31, 1997 and 1996 include the results of operations and statements of cash flows of the Company, AHPC and PT Buana.

RESULTS OF OPERATIONS

     Fiscal 1997 compared to Fiscal 1996. The results of operations for 1997 and 1996 include only the revenue and expenses of the glove business. The discontinued operations of the Playboy(R) condom business are reflected in the losses from discontinued operations as separate line items in the consolidated statements of operations.


---------------------

     (2) Forward looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading "Risks Affecting Forward Looking Statements and Stock Prices." The Company cautions investors that its business is subject to significant risks and uncertainties.

     Total revenues are comprised of glove sales from AHPC's examination glove product line. Product sales totaled $53,810,060 and $47,589,421 for the years ended December 31, 1997 and 1996, respectively. This increase represents a 13.1% increase in glove sales in 1997 over 1996. This increase is attributable to AHPC's more developed customer relationships and a move in the sales mix toward higher priced products, particularly latex powder free exam gloves.

     Cost of goods sold for fiscal 1997 as a percentage of product sales was 75.7% compared to 80.6% in 1996. This reduction in the cost of sales and continued improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1997 due to manufacturing efficiencies at its Indonesian plant, PT Buana, and a continued reduction in raw material latex prices; (ii) an increase in sales of higher profit margin glove products, particularly latex powder free examination gloves; (iii) further reductions in the ocean freight import rates; (iv) the U.S. government again lowering the duty importation fees associated with examination gloves effective January 1, 1997; and (v) the sustained duty free status of importing Indonesia manufactured glove products into the U.S. The Company currently expects its gross margin to continue to be affected by changes in product mix, competition and other factors.

     The market for exam gloves is converting from latex powdered to latex powder free gloves and to non-latex gloves. This move is a result of lawsuits being associated with the use of latex powdered gloves. The chlorination process used to make powder free gloves reduces the sensitivity to latex and reduces the powder levels which emit latex particles in the air. Being customer driven, the Company is providing and selling more latex powder free exam gloves. The Company's sales of latex powder free exam gloves was approximately 37% of net product sales in 1997 versus 30% in 1996 and expects that this trend will continue during 1998.

     In August 1997, the Company was notified by its sole latex powder free exam glove manufacturer/supplier that the FDA had placed an FDA Import Alert on its factory. This temporarily stopped the supplier from shipping product into
the U.S. marketplace and to AHPC.   Because of this, AHPC had difficulty
meeting its customers' demands for power free gloves. To successfully satisfy customers' demands, AHPC temporarily purchased powder free gloves from other Malaysian manufacturers at much higher costs until the FDA Import Alert was lifted in December 1997 when the supply of powder free gloves resumed. The Company's sourcing of product from others during that short period resulted in a significantly lower gross profit in the fourth quarter of 1997.

     Selling, general and administrative ("SG&A") expenses increased from $8,462,426 in 1996 to $10,634,314 in 1997, a 25.7% increase. The increase is attributable to: (i) the increase in SG&A expenses from PT Buana's operations, which began in April 1996; (ii) an increase in selling expenses at AHPC commensurate with its sales growth; (iii) the expansion of the Company's sales and support forces; (iv) an increase in September 1996 in rebates provided to certain customers; (v) increased reserves for lawsuit claims and other purposes; and (vi) cost incurred in 1997 for the research, study, and recommendation to purchase, install and implement a new enterprise wide computer system. As a percentage of 1997 net product sales, SG&A expenses increased to 19.8%, compared with 17.8% in 1996 and 16.4% in 1995. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

     Prior to July 1, 1997, the financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, were maintained in the functional currency, Indonesian Rupiahs, and translated into U.S. dollars. Due to the Company's business and operating facility in Indonesia, the Company experienced transaction and translation gains and losses because of currency fluctuations. Assets and liabilities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Prior to July 1, 1997, translation adjustments, which resulted from the process of translating Indonesian Rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement No. 52. Such adjustments were unrealized.

     Effective July 1, 1997, in accordance with Statement of Financial Accounting Standards No. 52, PT Buana changed its functional currency for financial statements reporting purposes from the Indonesian Rupiah to the U.S. dollar. The net effect of this change in functional currency resulted in a positive $277,035 foreign currency translation adjustment by PT Buana which is recorded for the year ended December 31, 1997.

     Interest expense increased from $1,117,700 in 1996 to $1,481,467 in 1997. This increase is attributable to the inclusion of PT Buana's interest expense which increased from $389,428 in 1996 to over $1.0 million in 1997 and additional borrowings to fund the growth and expansion of PT Buana and the glove business.

     At December 31, 1997, the Company had a net operating loss carry-forward ("NOL") of approximately $4.3 million which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOL is subject to limitations due to certain ownership change which occurred.

     Revenues from the Playboy(R) condom business were $376,422 and $1,380,435 for the years ended December 31, 1997 and 1996, respectively. These revenues are included in the losses from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant to agreement with Playboy in November 1996. Under the exit plan, the Company sold Playboy(R) condoms until June 30, 1997. The Company may receive royalty income for up to three years after that date from sales in 15 countries in which the Company had launched the Playboy(R) condoms and for one year for Japan. The Company earned and recorded royalty income of $27,815 in 1997 and does not anticipate that future royalties will be significant.

     The Company continued to have losses from the disposal of the condom operations which amounted to $(783,670) in 1997. During the fourth quarter of 1997, the Company revised its estimate of possible condom returns and related costs associated with the cessation of the condom business. The Company reduced its loss from disposal by $590,128 compared to the loss from disposal as reported. The Company's exit of the condom business is part of the strategy to return theCompany to profitability.

     For the year ended December 31, 1997, the net income for the Company was $465,722, compared to a net loss of $(1,164,587) in 1996. The overall basic and diluted net income (loss) per share was $.11 in 1997 compared to a basic and diluted loss per share of $.(32) in 1996.

     Fiscal 1996 compared to Fiscal 1995. The results of operations for 1996 exclude the revenues and expenses of the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the losses from discontinued operations as separate line items in the consolidated statements of operations.

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Product sales totaled $47,589,421 and $40,950,968 for the years ended December 31, 1996 and 1995, respectively. This increase represents a 16.2% increase in glove sales in 1996 over 1995. This increase is attributable to AHPC's more developed customer relationships, sales price increases, and an increase in the sales mix of higher priced products.

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

     Selling, general and administrative ("SG&A") expenses increased from $6,707,634 in 1995 to $8,462,426 in 1996, a 26.2% increase. The increase is attributable to: (i) an increase in selling expenses at AHPC commensurate with its sales growth; (ii) the increase in SG&A expenses from PT Buana's operations, which began in May 1996; and (iii) the expansion of the Company's sales and support forces. As a percentage of net product sales, SG&A expenses increased to 17.8%, compared with 16.4% in 1995 and 17.9% in 1994. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

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

SEGMENT INFORMATION

     1997. At December 31, 1997, the Company was engaged solely in the business of manufacturing and distributing examination gloves to the medical, dental, and food service industries in the United States. The Company distributed Playboy(R) condoms only through June 30, 1997 in accordance with the termination agreement with Playboy(R) Enterprises Inc. As such, the Playboy(R) condom business is reported as a discontinued operation of the Company.

     1996. At December 31, 1996, the Company was engaged in the business of manufacturing (through its 70% owned Indonesian subsidiary, PT Buana) and distributing examination gloves primarily in the United States. PT Buana began manufacturing powdered latex examination gloves in April 1996 and shipping product to AHPC in May 1996. The Company continued to sell Playboy(R) condoms in 1996 and will continue only through June 30, 1997 in accordance with its November 1996 plan to discontinue all condom operations by such later date. The Company may receive royalty revenues from any Playboy(R) condom sales made in the 15 countries where it launched the condom products for up to three years ending June 30, 2000 and in Japan until June 30, 1998. Royalty revenue earned by the Company in 1996 was not significant. There can be no guarantee that any future royalties will be earned by the Company in all or any of the countries.

     During 1996, the Company dissolved its wholly owned subsidiaries, DGI and Premier Latex, Inc., which were a discontinued operation and an inactive entity, respectively.

     1995. At December 31, 1995, the Company was engaged in the infection control industry segment consisting of examination gloves sales and latex condom sales. However, due to the exit of the condom business in 1996, all 1995 condom business has been reclassified and is included in the loss from discontinued operations.

     The Company acquired PT Buana, a powdered latex exam glove manufacturing plant in Indonesia. However, PT Buana was in the start-up phase of operations during 1995 and did not commence operation until April 1996. The Company had entered the start-up of a nutritional vitamin business and subsequently exited the vitamin business in June 1995, with the cost of such exit comprising a part of the restructuring charge which was incurred at that time. In 1995, the Company liquidated the remaining assets of its wholly owned subsidiary, Disposable Garments Inc. ("DGI"), a discontinued operation, which had discontinued operations in December 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of December 31, 1997 decreased $159,057 from December 31, 1996 levels. The Company experienced this decline in cash flow in 1997 due to the funding of capital expenditures for additional PT Buana manufacturing equipment and due to a net paydown in letter of credit obligations. Cash increased from additional bank borrowing made in 1997 due to positive cash provided by operating activities.

     The Company experienced positive cash flow from operations of $1,588,370 during 1997 as a result of net income of $465,722 plus noncash depreciation of $898,831 and an increase in accrued expenses, which were offset by an increase in account receivables. The Company used $3,063,735 for investing in the purchase of fixed assets for expanding the operations of the PT Buana manufacturing facility in Indonesia. The Company experienced positive cash flow of $75,374 from financing activities during 1997. This included increased cash from additional borrowings of $2,846,480, offset by debt payments of $1,500,000 and a decrease in letter of credit obligations of $1,561,272.

     At December 31, 1997, the Company's principal sources of liquidity included: $161,981 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring in December 31, 1998; $4,600,000 available under a bank unsecured letter of credit facility; and $5,075,000 available under a secured Indonesian bank loan facility with a banking syndicate. At December 31, 1997, $5,537,547 was outstanding under the $7,900,000 facility, $2,361,634 was outstanding under the $4,600,000 letter of credit facility, and all $5,075,000 was outstanding under the Indonesian bank facility. Also, the Company owns a marketable equity security and note receivable from LSAI valued at $1,076,496 at December 31, 1997 which will provide the Company with additional liquidity in 1998.

     Inventories at December 31, 1997 increased to $8,203,861 compared with $8,094,649 at December 31, 1996. Net trade accounts receivable at December 31, 1997 increased to $5,410,843 from $4,677,490 at December 31, 1996. This increase was consistent with higher revenues during 1997.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of the Common Stock of the Company at an exercise price of $22.20 per share. At December 31, 1997 and 1996, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. During the years ended December 31, 1997 and 1996, the Company incurred interest expense of approximately $200,000 per year on this indebtedness. This expense was reclassified and included in the loss on discontinued operations through June 30, 1997, and in 1996 and 1995.

     The Company currently expects to have cash needs during 1998 in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) the continued hiring of an additional full time sales force; (iii) the hiring of additional support staff; (iv) the continuing completion and expansion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; (v) the completion of a new enterprise wide computer system; and (vi) for other operating expenses.

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

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

     In addition to those matters already set forth in Item 1, Business, and this Item 7, the following may result in the Company not achieving certain results included in any statement that may be considered a forward looking statement. The Company cautions the reader that the following risks may not be exhaustive.

     Impact of the Year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has assessed its systems and has a plan to upgrade its systems to be year 2000 compliant. In addition, the Company has received assurance from its major software consultant that the upgraded systems products which may be implemented by the Company are year 2000 compliant and will function adequately. If the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could have a material adverse effect on the Company.

     The Company will continue its year 2000 issue assessment and, if it comes to the attention of the Company's management that any of its systems, or the systems of those on whom the Company relies, are not year 2000 compliant, the Company intends to develop an action plan, and assess the resources it would be required to devote, to address such problem. There can be no assurance that devoting further resources of the Company to the year 2000 issue, if one were to occur, would not have a material adverse effect on the Company.

     Variations in Quarterly Results. The Company's quarterly operating results are subject to various risks and uncertainties, including risks and uncertainties related to: local and international economic conditions; competitive pressures; the composition, timing and size of orders from and shipments to major customers; variations in product mix and the size mix between sales; variations in product cost; infrastructure costs; obsolescence of inventory; and other factors as discussed below. Accordingly, the Company's operating results may vary materially from quarter to quarter.

     The Company operates with little backlog and, as a result, net product sales in any quarter are substantially dependent on the orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, if anticipated shipments in any quarter do not occur as expected, the Company's operating results may be adversely affected and fall significantly short of expectations. Any other unanticipated decline in the growth rate of the Company's net revenues, without a corresponding and timely reduction in the growth of operating expenses, could also have an adverse effect on the Company and its future operating results.

     The Company aims to prudently control its operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfall in a quarter, the Company will be able to control expenses sufficiently to meet profitability objectives for the quarter.

     Financing. The Company's current credit facility expires December 31, 1998, with an option to renew for another two years. There can be no assurances that it will be renewed, extended or sufficient to finance continued growth of the Company. The facility is guaranteed by MBF Holdings, which has significantly greater resources than the Company. Should such guarantee not continue to be made available to the Company, there can be no assurances that the Company will be able to obtain the same level of, or interest rate for, bank financing. Should the proposed change of control to Wembley occur, the Company will most like not be willing to continue to guarantee the credit facility and there can be no assurance that the Company on its own or in conjunction with guarantees from Wembley, will be able to continue such credit facility or replace it with a comparable substitute facility.

     Working Capital Deficit. The Company's balance sheet for the year ended December 31, 1997 shows current assets of $16,173,033 and current liabilities of $17,751,645, resulting in a working capital deficit of $1,578,612. For the year ended December 31, 1996, the Company had a working capital deficit of $1,705,267. Although the Company is aggressively working toward eliminating this deficit, the Company is unable to guarantee that it will be successful in its efforts.

     Dependence on Gloves. The Company is exclusively engaged in the manufacture and sale of disposable gloves. Accordingly, the Company's results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company currently has a substantial investment in PT Buana, which exclusively manufacturers powdered gloves, as well as a long term supply contract with PIE Healthcare for the purchase of powdered gloves. Should the demand for powdered gloves decline, due to the greater level of allergic reactions associated with such gloves than powder free latex or synthetic gloves, then the Company will continue to be subject to the aforesaid commitments. Conversions of powdered glove manufacturing capacity to powder free capacity requires substantial time, capital investment and know how, and there can be no assurance such conversion could be made economically or at all, in the event of a substantial decline in the demand for powdered gloves. See "New Glove Products" below.

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

     Changes in Gross Margins. Certain of the Company's net product sales are derived from products and markets which typically have lower gross margins compared to other products and markets, due to higher costs and/or lower prices associated with the lower gross margin products and markets. The Company currently expects that its net product sales from powder free gloves will continue to increase as a percentage of total net product sales. In addition, the Company is currently experiencing pricing pressures due to a number of factors, including competitive conditions, consolidation within certain groups of suppliers and changing technologies in the production of powder free gloves and increasing demand for new glove products. To the extent that these factors continue, the Company's gross margins would decline, which would adversely affect the Company and its future operating results.

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

     New Glove Products. The Company is planning to distribute a number of new glove products, including synthetic and powder free vinyl gloves. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

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

     International Operations. The Company's international manufacturing operation has grown substantially, and, thus, the Company is increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively control and manage these and other risks could adversely affect the Company and its future operating results.

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

     Product Liability Insurance. Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's results of operations or financial condition. Claims made against the Company, regardless of their merit, could also have a material adverse effect on the Company's reputation. There is no assurance that the coverage limits of the Company's insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is subject to a number of lawsuits filed against it and other manufacturers of latex gloves alleging injuries relating to allergic reactions caused by the residual chemicals or latex proteins in gloves. This litigation is still in the early stages, and there can be no assurance that the Company's insurance will be sufficient to meet any recovery for which the

Company may be found liable, that the outcome of such suits will not materially adversely affect the Company's results of operations or financial condition or that the Company's deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove burdensome or that the Company will be able to continue to maintain product liability insurance at economical levels, or otherwise, in the event that adverse rulings in the product liability area should occur.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


Name                 Age    Position
----                 ---    --------

Heng Sewn Loi        38     Chairman and Chief Executive Officer
Edward J. Marteka    60     President
Stephen Tan          42     Chief Financial Officer, Treasurer and Secretary
Robert C. Carter     36     Controller and Assistant Secretary


Biographies for Messrs. Loi, Marteka, Tan and Carter are included below.

     At March 18, 1998, the directors of the Company consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors


Name                 Age    Director Since
----                 ---    --------------

Teik Hok Loy         33        1993
Heng Sewn Loi        38        1993
Edward J. Marteka    60        1995
George Jeff Mennen   56        1994
Richard C. M. Wong   53        1997
Lew Kwong Ann        37        1997

Class B Directors

Name                 Age    Director Since
----                 ---    --------------

Robert J. Simmons    54        1995
Don L. Arnwine       65        1995


     The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

     We note with profound sadness the death of Tan Sri Dato (Dr.) Hean Heong Loy on November 25, 1997 after a long battle with cancer. His incisive and inspirational leadership will be missed. Tan Sri Loy, a long serving member of the Board of Directors of the Company, was the Chief Executive Officer and had served in various capacities with MBf Holdings since 1963. He was the Chairman of the Board of Directors of MBf International since May 1991 and sat on the Board of Directors of MasterCard International. Tan Sri Dato Loy was made a Justice of the Peace, an honorary title, by the late Sultan of Perak for his contributions to the nation of Malaysia, and in the same year was conferred the award of the honorary title "Dato Paduka Mahkota Johor" by the late Sultan of Johor. On June 6, 1992, the additional title "Tan Sri" was conferred upon him.

     Teik Hok Loy was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and currently serves in the position of President and Chief Executive Officer of MBf Holdings. He also serves as a director of MBf Holdings. Teik Hok Loy is the son of the late Tan Sri Dato Loy.

     Heng Sewn Loi was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 and previously served as President of its manufacturing division. On September 1, 1995 he was appointed as Chairman of the Company. Heng Sewn Loi is the nephew of the late Tan Sri Data Loy.

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

     Richard C. M. Wong was elected Class A Director of the Company on May 20, 1997. Mr. Wong is currently the President and Chief Executive Officer of Wembley Rubber Products Sdn. Bhd. ("Wembley"), a Malaysian glove manufacturer, which provides powder free exam gloves to AHPC. In addition, he is also a Deputy Chairman of Nylex Malaysia Bhd., and a director of two other publicly listed companies in Malaysia. Mr. Wong is the founder of TEC Asia Centre, an international organization of Chief Executive Officers who share ideas to manage change and remain competitive.

     Kwong Ann Lew was elected Class A Director of the Company on May 20, 1997. Mr. Lew is an Executive Director and Chief Financial Officer of Wembley. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen LLP from 1988 to 1991 before joining Uniphoenix Bhd. as a corporate finance manager and a senior consultant.

     Mr. Wong and Mr. Lew were elected on May 20, 1997 as Class A Directors in the place of Mr. Teoh Cheng Soon and Dr. Teo Sen Chong who resigned prior to their appointment and as a result of the Wembley agreements to buy 55.1% of the Company as described in Item 13, "Certain Relationships and Related Transactions."

     Stephen Tan was engaged by MBf Holdings as CFO of the Trading Division in December 1994, and transferred to the U.S. in September 1995 to serve as CFO and Secretary of the Company. In 1981, after graduating in London as a Certified Accountant, he worked in England, New Zealand, and Malaysia as financial accountant, business consultant and auditor with various organizations for over 15 years.

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

BOARD MEETINGS AND COMMITTEES

     During the 1997 fiscal year, the Company's Board of Directors held two meetings, and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

     The Board of Directors has a Compensation Committee for the purpose of administering the Company's Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee which was formed in 1998.

     The Audit Committee was formed for the purpose of reviewing with the Company's independent public accountants the scope and timing of their audit services and any other services they are asked to perform, the accountants' report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls.

COMPENSATION OF DIRECTORS

     Mr. George Jeff Mennen and the Class B Directors will receive $1,000 for each meeting of the Board as well as $500 for each committee meeting attended. All directors will be reimbursed for expenses incurred in attending meetings of the Board and committee meetings. Each director is presently entitled to receive stock options under the Plan to purchase 1,000 shares of the Company's Common Stock as a result of his initial election to the Board of Directors. At this time, no stock options have been issued to the new directors, Mr. Wong and Mr. Lew, whom were newly elected in May 1997.

     On January 6, 1997, the Compensation Committee approved and the Company issued stock options to Mr. Mennen, Mr. Simmons and Mr. Arnwine in the amount of 4,000 shares each with an exercise price of $3.66 per share. Under the terms of the Plan, the Compensation Committee of the Board may determine the exercise price for options granted to Directors for a period of up to six months from the date of grant. All of the director options are immediately exercisable for a maximum period of ten years from the date of grant.

     Effective July 23, 1996, the Company repriced all director and employee options outstanding at that time, to $2.75, the closing stock price on that date. All director options issued to former directors were terminated upon their departure from the Board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors and beneficial owners of more than 10% of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of these persons is in compliance with all applicable filing requirements.

ITEM II.  EXECUTIVE COMPENSATION

     The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other executive officers whose aggregate annual salary and bonus exceeded $100,000 during the Company's last three fiscal years:


                                          Annual Compensation                  Long-Term Compensation
                                          -------------------                  ----------------------
                               Fiscal                         Other Annual       Stock   All Other
Name & Principal Position       Year      Salary       Bonus  Compensation      Options  Compensation
-------------------------       ----      ------       -----  ------------      -------  ------------
Heng Sewn Loi,                  1997     $144,800         -      $60,348         5,000        -
Chairman and Chief              1996     $140,000     $34,028    $90,705           -          -
Executive Officer               1995          -           -      $20,000        40,000        -

Edward J. Marteka,              1997*    $160,000     $26,667    $ 7,200         5,000        -
President                       1996     $160,000     $33,333    $ 7,200           -          -
                                1995     $150,000     $29,166    $ 7,200        15,000        -

Stephen Tan                     1997     $ 68,208     $11,368    $35,330           -          -
Chief Financial Officer

     *Salary of Mr. Marteka and Mr. Tan were due for review during 1997 but were deferred until the proposed acquisition by Wembley Rubber Products of the Common Stock and Class A Common Stock of the Company is closed and a new Compensation Committee is formed. The new salary, upon determination and approval, is likely to have retroactive effect to their employment anniversary date and 1997 bonus may also be adjusted accordingly. The Company has made adequate provision in its records in anticipation of these adjustments.

There is no other long term compensation for the executives listed above in 1995 through 1997.

EMPLOYMENT AGREEMENTS

     On September 1, 1995, the Company entered into an employment agreement with Mr. Heng Sewn Loi (the "Loi Agreement"). The Loi Agreement provides for:
(i) Mr. Loi to serve as Chairman of the Company; (ii) a base salary; (iii) non-qualified stock options to purchase 40,000 shares of Common Stock under the Plan, with 20,000 shares exercisable commencing July 21, 1995, and 20,000 shares exercisable commencing July 21, 1996 at an exercise price of $7.80, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical allowance, automobile allowance, living expenses, dependent tuition allowance, home leave and family travel, provident fund, relocation expenses, tax equalization settlement, U.S. legal and taxation matters and other additional customary benefits. Due to Mr. Loi's pending U.S. work permit status, Mr. Loi's salary from September 1, 1995 through December 31, 1995 was incurred by MBf Holdings. Mr. Loi's work permit in the U.S. was approved in January 1996 and since then his salary was paid by the Company.

     On April 1, 1994, the Company entered into an employment agreement with Edward J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as President of the Company (since May 31,

1995) and AHPC; (ii) a base salary; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan, with 5,000 shares exercisable commencing April 1, 1994, 20,000 shares April 1, 1995 and 10,000 shares April 1, 1996 at an exercise price of $11.875, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock, with 7,000 shares exercisable commencing July 21, 1995 and 7,000 shares July 21, 1996, at an exercise price of $7.80, the closing price of Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by Compensation Committee. Mr. Marteka also received options to purchase 1,000 shares of the Company's Common Stock upon his appointment as Class A Director in 1995.

     On September 1, 1995, the Company entered into an employment agreement with Mr. Stephen Tan (the "Tan Agreement"). The Tan Agreement provides for:
(i) Mr., Tan to serve as Chief Financial Officer and Secretary of the Company;
(ii) a base salary; (iii) automobile allowances, living expenses, dependent tuition allowance, home leave, U.S. taxation on allowance and other customary benefits. On July 23, 1996, the Company's Compensation Committee granted non-qualified stock options to purchase 15,000 shares of Common Stock under the Plan, with 5,000 shares exercisable commencing July 23, 1996, 5000 shares exercisable commencing July 23, 1997 and 5,000 shares exercisable commencing July 23, 1998 at a price of $2.75, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted.
Due to pending U.S. work permit status, Mr. Tan's salary from September 1, 1995 through March 15, 1996 was incurred by MBf Holdings. Mr. Tan's work permit was approved in March 1996, and since then his salary was paid by the Company.

     As approved by the Compensation Committee, all of Mr. Loi and Mr. Marteka's outstanding stock options were repriced effective July 23, 1996 to $2.75, the closing stock price on that date.

OPTION GRANTS IN FISCAL 1997


                   Option / SAR Grants in Last Fiscal Year

                                                                            Potential Realizable Value at
                                 Individual                                 Assumed Rates of Stock Price
                                  Grants                                    Appreciation for Option Term

     (a)             (b)              (c)                 (d)          (e)          (f)         (g)
                  Number of        % of Total
                 Securities       Options/SARs
                 Underlying        Granted to           Exercise
                Options/ SARs     Employees in             of       Expiration
     Name        Granted (#)       Fiscal Year         Base Price      Date        5% ($)       10%
     ----        -----------       ----------          ----------      ----        ------       ---
Loi Heng Sewn       5,000              5.4%               $3.66       1/6/07       $29,800     $47,450
Edward Marteka      5,000              5.4%               $3.66       1/6/07       $29,800     $47,450

     On January 6, 1997, the Company issued options under the Company's Omnibus Equity Compensation Plan to certain employees and directors to purchase 92,500 shares of the Company's Common Stock at an exercise price of $3.66 per share, the closing price of the Common Stock as reported on NASDAQ on the date the options were granted by the Compensation Committee. The options are exercisable for ten (10) years from January 6, 1997, the date of grant.

     Mr. Loi and Mr. Marteka were each granted options to purchase 5,000 shares of the Company's Common Stock in accordance with the Company's January 6, 1997 stock option offering.

AGGREGATE OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises in fiscal 1997 by the executive officers named in the summary compensation table and the value of such officers' unexercised stock options as of December 31, 1997.


                                                   Number of Unexercised       Value of In-the-Money
                         Shares         Value       Options at 12/31/97         Options at 12/31/97
                      Acquired on      Realized     -------------------         -------------------
                      Exercise(#)        ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
                      ----------         ---     -----------  -------------  -----------  -------------
Heng Sewn Loi            - 0 -          - 0 -      51,666         3,334          $56,600         $717

Edward J. Marteka        - 0 -          - 0 -      51,666         3,334          $56,600         $717

Stephen Tan               -0-            -0-       10,000         5,000          $11,250       $5,625

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is comprised of only two Class A Directors, Teik Hok Loy and George Jeff Mennen, each of whom were appointed by the Board of Directors in 1995. Mr. Cheng Soon Teoh resigned from the Board of Directors and Compensation Committee in early 1997. At this time, the vacancy on the Compensation Committee has not yet filled.

     The Committee oversees administration of the Company's Omnibus Equity Compensation Plan (the "Plan"). The purpose of the Plan is to attract and retain capable and experienced officers and employees by compensating them with equity-based awards whose value is connected to the continued growth and profitability of the Company. Under the Plan, awards may be made in the form of stock options or restricted stock. Apart from the Plan, the Company has not developed any formalized compensation policy or program. In general, the Company compensates executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. Because the Company's executive officers' employment agreements presently control the compensation paid to such executive officers, the Compensation Committee did not formulate policies with respect to the executive officers compensation during 1997. During fiscal 1997, all action of the Compensation Committee was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Tan Sri Dato (Dr.) Hean Heong Loy had a substantial ownership interest in MBf Holdings, which owns MBf International and 31.5% of MBf Capital Berhad, an affiliate which owned MBf Personal Care. Teik Hok Loy is the son of the late Tan Sri Dato (Dr.) Hean Heong Loy and CEO and a Director of MBf Holdings. Heng Sewn Loi is the nephew of the late Tan Sri Dato (Dr.) Hean Heong Loy and Chairman of the Company. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or the Compensation Committee.

STOCK PERFORMANCE CHART

     The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market -U.S. Index and (ii) a peer group selected by the Company, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc., Hemacare Corp., Medical Sterilization Inc., National Home Health Care Inc., Prime Medical Services Inc. and Psicor Inc.


                                   [Graph]

            *$100 invested on December 31, 1992 in stock or Index
            - including reinvestment of dividends. Fiscal year ending December 31.

                           CUMULATIVE TOTAL RETURN


                            12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97

MBf USA, Inc.                 100        70       104        24        23        25
NYSE/AMEX/Nasdaq Stock        100       111       111       151       183       240
Peer Group                    100        92        87       146       166       198

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 18, 1998, with respect to the beneficial ownership of the Company's Common Stock and Series A Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers, and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.


                                                                                                         Percent of
                                                                            Amount and Nature of        Total Voting
Title of Class         Name of Beneficial Owner                             Beneficial Ownership           Stock(2)
--------------         ------------------------                             --------------------           ------
Series A Common Stock  MBf International Ltd.(1)                                          1,252,538        29.03%
Common Stock           MBf International Ltd.(1)                                          1,682,275        39.00%
Common Stock           Teik Hok Loy                                                          10,000(3)         *
Common Stock           Heng Sewn Loi                                     55,000(3)                            *
Common Stock           Heng Sewn Loi                                      6,824              61,824         1.43%
                                                                         ------
Common Stock           Edward J. Marteka                                 55,000(3)                            *
Common Stock           Edward J. Marteka                                 11,500              66,500         1.54%
                                                                         ------
Common Stock           George Jeff Mennen                                                     5,000(3)        *
Common Stock           Robert J. Simmons                                                      5,000(3)        *
Common Stock           Stephen K.H. Tan                                  15,000(3)                            *
Common Stock           Stephen K.H. Tan                                   9,000              24,000           *
                                                                          -----
Common Stock           Robert C. Carter                                                      10,000(3)        *
Common Stock           Total Executive Officers & Directors
                       as a group (8 persons)                           151,000(3)
                                                                         27,324             178,324         4.13%
                                                                         ------


     MBf International Limited is a wholly owned subsidiary of MBf Holdings Sdn. Bhd., a publicly-traded Malaysian company. The only owner of more than 5% of the shares of MBf Holdings Sdn. Bhd. is Arab-Malaysian Nominees (Tempatan) Sdn. Bhd., which own 16.532% of the issued capital. See also Item 13, "Certain Relationships and Related Transactions" for information concerning the Wembley agreements.

___________________________________
*   Represents less than 1%
(1) MBf International Ltd. is located at 17th floor, One Pacific Place, 88 Queensway, Hong Kong.
(2) Percent of Class is based upon the combined number of shares of Series A Common Stock and Common Stock outstanding on March 18, 1998.
(3) Represents shares to be issued upon exercisable options granted under the Company's Omnibus Equity Compensation Plan.

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

        In 1995, the Company began purchasing glove packaging materials (inner boxes and outer cases) from MBf Printing, a Malaysian printing entity and a subsidiary of MBf Holdings. The packaging materials were purchased from MBf Printing for shipment directly to nonaffiliated manufacturers for consistency in packaging materials and to obtain more favorable pricing from those manufacturers. In 1997 and 1996, the Company purchased approximately $302,000 and $430,000, respectively, of packaging material from MBf Printing and the prices charged by them were as favorable as to those that could be negotiated with unaffiliated suppliers.

        The Company utilizes MBf Insurans, an affiliate of MBf Holdings, to insure all of AHPC's inventory purchases while in transit to AHPC's various
U.S. warehouses. In 1997 and 1996, the total cost charged by MBf Insurans to insure all inventory in transit was $35,516 and $45,056, respectively, which the Company believes is comparable to unaffiliated third party prices. No contractual obligations exist between the Company and MBf Insurans but the Company anticipates continuing to utilize their services during 1998.

        Through October 1996, the Company purchased its inventory related to its latex condom products from MBf Personal Care, which was a wholly owned subsidiary of MBf Capital, an affiliate of MBf International. In 1996, Playboy(R) condom purchases from MBf Personal Care amounted to approximately $685,000. The Company believes the prices charged by MBf Personal Care were as favorable as those that could have been negotiated with unaffiliated third parties. The Company did not make any condom purchases from MBf Personal Care in 1997.

        The Company has entered into a management contract with MBf Management, an affiliate of MBf Holdings. MBf Management charged the Company $10,682 in 1997 for their secretarial and other services.

        In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. (Alliance"), a company owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $48,000 in 1997 for their services.

        See Note 4 of the Notes to Consolidated Financial Statements for additional information on related party transactions.

                                   PART IV


ITEM 14.  EXHIBITS, FIANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) and (2)   Financial Statements. A list of financial statements for the
                 Registrant is contained in "Index to Financial Statements of MBf USA, Inc." on page F-1.


(a)(3)           Exhibits. The following exhibits are included with this report:


EXHIBIT NO.                     NAME OF EXHIBIT
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

10.3 Plan of Reorganization and Agreement of Merger by and among the Company, Laboratory Specialists, Inc. of California, and Abused Drugs Laboratory, Inc., incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on September 26, 1989 File No. 0-17458).

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

10.40 Lease Agreement dated November 19, 1994 between 400 Kelby Associates and the Company Andrea incorporated herein by reference to Exhibit 10.40 included in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1994 (File No.0-17458).

10.41 Stock Acquisition Agreement dated October 31, 1995 between the Company and MBf Holdings for the Company to exchange 255,072 shares of the Company's Common Stock for a 70% ownership of PT Buana, an Indonesian business entity, incorporated herein by reference to Exhibit 10.41 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (File No. 0-17458).

10.42 Articles of Amendment to Certificate of Incorporation incorporated herein by reference to Exhibit 10.42 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (File No. 0-17458).

10.43 Amended and Restated Omnibus Equity Compensation Plan incorporated by reference to Exhibit 10.43 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (File No. 0-17458).

21    Subsidiaries of the Company (1)

23.1  Consent of Arthur Andersen LLP (1)
      (1)   Filed herewith

(b) During the last quarter of 1997, the Company filed the following reports on Form 8-K

(i) Form 8-K dated October 24, 1997 wherein the Company reported information under Item 9.

(c)   Financial Statement Schedules

27.1 Report of Independent Public Accountants on Schedule II and Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT:
                               MBf USA, INC.


Date: March 30, 1998           By: /s/ Heng Sewn Loi
                                   -----------------
                                   Heng Sewn Loi, Chief Executive Officer

Date: March 30, 1998           By: /s/ Stephen Tan
                                   ---------------
                                   Stephen Tan, Chief Financial Officer,
                                   Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1998           By: /s/ Heng Sewn Loi
                                   ---------------------
                                   Heng Sewn Loi, Chairman of Board of Directors

Date: March 30, 1998           By: /s/ Teik Hok Loy
                                  -----------------
                                    Teik Hok Loy, Director

Date: March 30, 1998           By: /s/ Richard C. M. Wong
                                  -----------------------
                                    Richard C. M. Wong, Director

Date: March 30, 1998           By: /s/ Lew Kwong Ann
                                  ------------------
                                    Lew Kwong Ann, Director

Date: March 30, 1998           By: /s/ Edward J. Marteka
                                  ----------------------
                                    Edward J. Marteka, Director

Date: March 30, 1998           By: /s/ George Jeff Mennen
                                  -----------------------
                                    George Jeff Mennen, Director

Date: March 30, 1998           By: /s/ Don L. Arnwine
                                  -------------------
                                    Don L. Arnwine, Director

Date: March 30, 1998           By: /s/ Robert J. Simmons
                                  ----------------------
                                    Robert J. Simmons, Director

                        MBf USA, INC. AND SUBSIDIARIES




                      CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 1997 AND 1996
                        TOGETHER WITH AUDITORS' REPORT

                        MBF USA, INC. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996




                                                                     PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-3

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996               F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 1997, 1996, AND 1995                                   F-6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995                       F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1997, 1996, AND 1995                                   F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of MBf USA, Inc.:

We have audited the accompanying consolidated balance sheets of MBf USA, INC. (a Maryland corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PT MBf Buana Multicorpora as of and for the year ended December 31, 1995, which statements reflect total assets and total revenues of 22% and .02%, respectively, of the consolidated 1995 totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MBf USA, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 27, 1998

                         INDEPENDENT AUDITORS' REPORT



To the Directors and Shareholders
PT MBf Buana Multicorpora

     We have audited the accompanying balance sheet of PT MBf Buana Multicorpora (the "Company") as of December 31, 1995, and changes in shareholders' equity and cash flows for the period from October 17, 1994 (date of incorporation) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

     We conducted our audits in accordance with generally accepted auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MBf PT Buana Multicorpora as of December 31, 1995 and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.


                                            /s/ Drs. Achmad Hidayat
                                            -----------------------

                                            Drs. Achmad Hidayat
                                            Registered Accountant No. D-2460
                                            KPMG Hanadi Sudjendra & Reken


Jakarta, Indonesia
February 14, 1996

                        MBf USA, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                                  ASSETS                                        1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                                                 $  161,981     $ 321,038

  Accounts receivable--trade, net of allowance for doubtful accounts of
   $195,000 in 1997 and $73,000 in 1996                                      5,410,843      4,677,490

Inventories                                                                  8,203,861      8,094,649

Prepaid expenses                                                             1,055,788        999,704

Investment in LSAI                                                           1,076,496              -

Deferred income taxes                                                          219,951         58,893

Current assets of discontinued operations                                       44,113        264,520

        Total current assets                                                16,173,033     14,416,294

PROPERTY, PLANT AND EQUIPMENT:
  Land rights and land improvements                                            736,535        694,272

  Construction in progress                                                   2,105,263      1,074,092

  Equipment, furniture and fixtures                                          8,780,857      7,183,071

  Building improvements                                                      1,488,485      1,262,248

  Vehicles                                                                     108,127        105,023

        Total property, plant and equipment                                 13,219,267     10,318,706

  Less-Accumulated depreciation                                             (1,495,868)      (736,858)

  Property, plant and equipment, net                                        11,723,399      9,581,848

INVESTMENT IN LSAI                                                                   -      1,015,117

OTHER ASSETS:

Goodwill, net of accumulated amortization of $405,363 in 1997 and
  $364,305 in 1996                                                  1,344,637      1,385,695

Due from affiliates                                                   206,885        550,210

Other assets                                                           83,291        297,209

Assets of discontinued operations                                           -        267,251

        Total other assets                                          1,634,813      2,500,365

                                                                  $29,531,245    $27,513,624




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBF USA, INC. AND SUBSIDIARIES



           CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                  LIABILITIES AND SHAREHOLDERS' EQUITY                           1997         1996

CURRENT LIABILITIES:
  Accounts payable--trade                                                     $2,622,541     3,291,506

  Trade notes payable to banks                                                 5,449,181     7,010,453

  Notes payable and current portion of long-term obligations                   6,711,659     3,914,914

  Due to affiliates                                                              342,873       382,358

  Accrued expenses                                                             2,366,984     1,219,914

  Current liabilities of discontinued operations                                 258,407       302,416

        Total current liabilities                                             17,751,645    16,121,561

LONG-TERM OBLIGATIONS                                                          5,647,867     7,098,132

OTHER LONG-TERM OBLIGATIONS:
  Deferred income taxes                                                           67,117       200,286

  Other liabilities                                                              622,045       341,047

        Total other long-term liabilities                                        689,162       541,333

COMMITMENTS AND CONTINGENCIES (NOTE 8)

MINORITY INTEREST IN SUBSIDIARY                                                1,130,051       221,174

SHAREHOLDERS' EQUITY:
  Series A common stock, $.01 par value; 1,252,538 shares authorized;
   1,252,538 shares issued and outstanding                                        12,525        12,525

Common stock, $.01 par value; 10,000,000 shares authorized;  3,191,667 and 3,188,333 shares issued and outstanding in 1997 and 1996,
  respectively                                                                    31,917        31,883

Additional paid-in capital                                                    10,876,224    10,875,897

Accumulated deficit                                                           (5,547,089)   (6,012,811)


Net unrealized gain on LSAI common stock                                        261,979              -

Cumulative foreign currency translation adjustment                                    -        (53,034)

Less- Common stock in treasury, at cost, 130,000 shares in 1997 and 1996     (1,323,036)    (1,323,036)

        Total shareholders' equity                                            4,312,520      3,531,424
                                                                            $29,531,245    $27,513,624

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MBF USA, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                          1997           1996           1995
REVENUES:
  Product sales, net                                                                   $53,810,060    $47,589,421    $40,950,968

  Interest--affiliates                                                                           -              -         72,688

  Interest                                                                                  37,310         40,737         27,970

  Rental income                                                                            158,517              -              -

  Gain on sales of LSAI common stock                                                        79,483              -              -

  Other                                                                                     18,052         81,959        166,317

      Total revenues                                                                    54,103,422     47,712,117     41,217,943

COSTS AND EXPENSES:
  Cost of product sales                                                                 40,760,146     38,358,756     36,177,651

  Selling, general and administrative                                                   10,634,314      8,462,426      6,707,634

  Restructure charge                                                                             -              -      1,808,757

  Interest                                                                               1,481,467      1,117,700        614,506

    Total costs and expenses                                                            52,875,927     47,938,882     45,308,548

    Income (loss) from continuing operations before minority interest,
    benefit from income taxes, and loss from discontinued operations                     1,227,495       (226,765)    (4,090,605)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                                 (300,145)       (77,732)        (2,174)

    Income (loss) from continuing operations before
      benefit from income taxes, and loss from discontinued operations                     927,350       (304,497)    (4,092,779)


BENEFIT FROM INCOME TAXES                                                                  322,042         56,889              -

    Income (loss) from continuing operations before loss from discontinued operations    1,249,392       (247,608)    (4,092,779)

LOSS FROM DISCONTINUED OPERATION
  Operations                                                                                     -       (840,792)      (703,893)
  Disposal                                                                                (783,670)       (76,187)       (67,732)

    Net income (loss)                                                                  $   465,722    $(1,164,587)   $(4,864,404)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:



Continuing operations                                                                        $0.29         $(0.07)        $(1.68)

Discontinued operations                                                                      (0.18)         (0.25)         (0.32)

                                                                                             $0.11         $(0.32)        $(2.00)

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBf USA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(RETROACTIVELY RESTATED TO REFLECT THE 10-FOR-1 REVERSE STOCK SPLIT, SEE NOTE 9)




                                                                    SERIES A                             ADDITIONAL      RETAINED
                                                                  COMMON STOCK         COMMON STOCK        PAID-IN       EARNINGS
                                                                SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      (DEFICIT)
BALANCE, December 31, 1994                                    1,252,538   $12,525   1,224,248   $12,242    $5,193,205      $16,180

  Issuance of common stock upon exercise of stock options             -         -         495         5         2,945            -

  Issuance of common stock for loan conversion                        -         -     250,980     2,510     1,197,490            -

  Issuance of common stock for 70% interest in PT Buana               -         -     255,072     2,551     1,094,304            -

  Net loss                                                            -         -           -         -             -   (4,864,404)

  Foreign currency translation adjustment                             -         -           -         -             -            -

BALANCE, December 31, 1995                                    1,252,538    12,525   1,730,795    17,308     7,487,944   (4,848,224)

  Issuance of common stock to MBf International for $1,402,528        -         -     488,973     4,889     1,397,639            -

  Issuance of common stock to PIE Healthcare for $1,000,000           -         -     296,296     2,963       997,037            -

  Issuance of common stock to MBf International for $1,000,000        -         -     672,269     6,723       993,277            -

  Net loss                                                            -         -           -         -             -   (1,164,587)

  Foreign currency translation adjustments                            -         -           -         -             -            -

BALANCE, December 31, 1996                                    1,252,538    12,525   3,188,333    31,883    10,875,897   (6,012,811)

  Issuance of common stock upon exercise of stock options             -         -       3,334        34         9,135            -

  Net income                                                          -         -           -         -             -      465,722

  Foreign currency translation adjustment                             -         -           -         -             -            -


                                                                CUMULATIVE   UNREALIZED
                                                                 FOREIGN      GAIN ON
                                                                 CURRENCY       LSAI
                                                                TRANSLATION    COMMON      TREASURY      SHAREHOLDERS'
                                                                 ADJUSTMENT     STOCK        STOCK          EQUITY
BALANCE, December 31, 1994                                      $       -    $     -      $(1,323,036)     $3,911,116

  Issuance of common stock upon exercise of stock options               -          -                -           2,950

  Issuance of common stock for loan conversion                          -          -                -       1,200,000

  Issuance of common stock for 70% interest in PT Buana                 -          -                -       1,096,855

  Net loss                                                              -          -                -      (4,864,404)

  Foreign currency translation adjustment                         (26,856)         -                -         (26,856)

BALANCE, December 31, 1995                                        (26,856)         -       (1,323,036)      1,319,661

  Issuance of common stock to MBf International for $1,402,528          -          -                -       1,402,528

  Issuance of common stock to PIE Healthcare for $1,000,000             -          -                -       1,000,000

  Issuance of common stock to MBf International for $1,000,000          -          -                -       1,000,000

  Net loss                                                              -          -                -      (1,164,587)

  Foreign currency translation adjustments                        (26,178)         -                -         (26,178)

BALANCE, December 31, 1996                                        (53,034)         -       (1,323,036)      3,531,424

  Issuance of common stock upon exercise of stock options               -          -                -           9,169

  Net income                                                            -          -                -         465,722

  Foreign currency translation adjustment                          53,034          -                -          53,034


  Indonesian paid-in capital adjustment              -          -            -         -         (8,808)            -           -

  Unrealized gain on LSAI common stock               -          -            -         -              -             -           -

BALANCE, December 31, 1997                   1,252,538    $12,525    3,191,667   $31,917    $10,876,224   $(5,547,089)      $   -



  Indonesian paid-in capital adjustment              -            -           (8,808)

  Unrealized gain on LSAI common stock         261,979            -          261,979

BALANCE, December 31, 1997                    $261,979  $(1,323,036)      $4,312,520


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MBF USA, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $465,722    $(1,164,587)    $(4,864,404)

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities-
    Depreciation                                                                 898,831        532,148         101,990

    Amortization                                                                  41,058         57,778          51,207

    Provision for doubtful accounts                                              122,000         16,900          15,500

    Loss from discontinued operations                                                  -        840,792         703,893

    Loss from disposal of discontinued operations                                783,670         76,187          67,732

    Loss on disposal of property, plant and equipment                             15,606          8,883          53,405

    Gain on sales of LSAI common stock                                           (79,483)          (998)              -

    Write-off of trademarks                                                            -              -          50,425

  Changes in certain assets and liabilities-
    Accounts receivable--trade                                                  (855,353)      (576,029)       (701,300)

    Inventories                                                                 (109,212)     1,937,014      (3,108,000)

    Prepaid expenses                                                             (56,084)      (551,594)       (218,966)

    Other assets                                                                  52,860        (69,636)         (9,929)

    Accounts payable--trade                                                     (668,965)    (3,845,331)      2,267,348

    Accrued expenses                                                           1,147,070        432,090          27,702

    Deferred income taxes                                                       (133,169)       200,286               -

    Net assets of discontinued subsidiary                                              -              -         141,379

    Net assets of condom discontinued operations                                (340,021)      (518,099)        (79,887)

    Amounts due (from) to affiliates                                             303,840      1,285,070      (2,144,010)

        Net cash provided by (used in) operating activities                    1,588,370     (1,339,126)     (7,645,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (3,063,735)    (4,675,556)       (873,636)

  Proceeds on sales of LSAI common stock                                         280,083         45,248               -

Proceeds on sales of property, plant and equipment                    7,747              -               -

Minority interest in subsidiary                                     900,070         76,616          30,497

           Net cash used in investing activities                 (1,875,835)    (4,553,692)       (843,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on trade notes payable to banks      (1,561,272)     4,709,818       3,722,426

  Net borrowings from notes payable                               2,846,480      2,533,046       4,384,081

  Net proceeds from stock option exercises                            9,168              -           2,950

  Proceeds from issuance of stock                                         -      3,402,528               -

  Proceeds from issuance of note payable to Parent                        -              -       1,200,000

  Net advances from Indonesian minority interest shareholders       280,998              -               -

  Payments on notes payable                                      (1,500,000)    (4,011,666)       (183,334)

  Payments on debt to affiliate                                           -     (1,100,000)              -

           Net cash provided by financing activities                 75,374      5,533,726       9,126,123

IMPACT OF EXCHANGE RATES ON CASH                                     53,034        (26,179)        (26,856)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (159,057)      (385,271)        610,213

CASH AND CASH EQUIVALENTS, beginning of year                        321,038        706,309          96,096

CASH AND CASH EQUIVALENTS, end of year                           $  161,981     $  321,038       $ 706,309

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                MBF USA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

   MBF USA, Inc. and Subsidiaries (the "Company") is a manufacturer of high quality, disposable latex medical examination gloves and markets medical examination gloves in the United States. The Company sells its gloves primarily to the medical, dental and food service markets.

   In November, 1996, the Company adopted a plan to discontinue the Playboy(R) condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company continued to distribute Playboy(R) condoms through June 30, 1997 (Note 3).

   The Company's factory in Indonesia, which manufactures medical examination gloves, was in the start-up phase of operations as of December 31, 1995, began production in April, 1996, and began shipping product in May, 1996.

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Health Products Corporation ("AHPC") and MBF America, Inc. (an inactive holding company), as well as its 70% owned Indonesian glove manufacturing subsidiary, PT MBF Buana Multicorpora ("PT Buana"). Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. All significant intercompany transactions have been eliminated.

   MBf International Ltd., a Hong Kong corporation ("MBf International"), which holds the Series A common stock of the Company and is the majority shareholder of the Company, is a wholly owned subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a publicly traded company listed on the Kuala Lumpur Stock Exchange.

   MBf Holdings is committed and believes that it has the resources to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due through December 31, 1998, or until the date when Wembley Rubber Products (m) Sdn. Bhd. (Note 13) becomes the major shareholder of the Company, whichever is earlier.


   CASH AND CASH EQUIVALENTS

   The Company considers cash in banks and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

   INVENTORIES

   Inventories are valued at the lower of average cost or market.

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost. Depreciation is provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. PT Buana's construction in progress is stated at cost. The accumulated costs are reclassified to the appropriate property, plant, and equipment account when construction is completed.

   REVENUES

   Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse, or upon the customer's receipt of the goods, depending upon the terms of the sale.

   INCOME TAXES

   The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

   NET INCOME (LOSS) PER SHARE

   Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per common share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for each year are as follows:

                                                          1997       1996       1995
           Basic weighted-average number of
             common shares outstanding                  4,312,132  3,661,052  2,432,462

           Dilutive effect of common share
             equivalents                                   49,077  -          -

           Diluted weighted-average number of
             common shares outstanding                  4,361,209  3,661,052  2,432,462

   Also, the Company had additional stock options and warrants of 229,324, 291,824 and 422,948 at December 31, 1997, 1996 and 1995, respectively, which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

    All share and per share information in the accompanying financial statements give retroactive effect of the 10-for-1 reverse stock split which occurred on December 18, 1995.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

    a. Current Assets and Current Liabilities--The carrying amount approximates fair value due to the short maturity of these items;

    b. Long-Term Debt--The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation=s characteristics, including maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value; and

    c. Amounts Due to/Due from Affiliates and Shareholders--Amounts due to/due from affiliates and shareholders are non-interest-bearing and do not specify maturity dates and, therefore, it is not practicable to estimate the fair value of these financial instruments.

    RECLASSIFICATIONS

    Certain prior-year items have been reclassified to conform with current-year presentations.

    FOREIGN CURRENCY TRANSLATION

    PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company determined and changed its functional currency from the Indonesia rupiah to the United States dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the net effect of the change in functional currency resulted in a gain of $277,035 for the year ended December 31, 1997.

    Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur. For the years ended December 31, 1997, 1996 and 1995, the foreign exchange gain (loss) included in the determination of net income (loss) is $205,457, $(69,294) and $0, respectively.

2.  COMMON STOCK

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

3.  CORPORATE DEVELOPMENT

    DISTRIBUTION AGREEMENT

    The Company and MBf Health Products Sdn. Bhd. ("MBf Health") and MBf Rubber Products Sdn. Bhd. ("MBf Rubber") were parties to a distributor agreement. The agreement provided that the Company would have exclusive marketing rights in North America and South America for latex gloves manufactured and supplied by MBf Health and MBf Rubber through February, 1997. MBf Rubber ceased operations in 1995 and the distributor agreement was terminated. Effective July 12, 1995, the Company entered into a new five-year distributor agreement with MBf Health (now known as PIE Healthcare), which was a subsidiary of MBf International. On August 16, 1995, MBf International sold MBf Health to Perusahaan Intan Emas Sdn. Bhd. ("PIE"), with the option to repurchase the company. During October, 1995, PIE changed the name from MBf Health to PIE Healthcare Products Sdn. Bhd. ("PIE Healthcare"). The distributor agreement requires the Company to purchase a certain quantity of gloves each year. Revenues from product sales include sales of latex examination gloves sold under the terms of this agreement.

    DISCONTINUED OPERATIONS

    Effective December 31, 1993, the Company adopted a plan to discontinue operations of its wholly owned subsidiary, Disposable Garments, Inc. ("DGI"). DGI, through a supply and requirements agreement, distributed disposable medical garments to unaffiliated customers. Accordingly, DGI is reported as a discontinued operation in the accompanying consolidated financial statements. At December 31, 1995, there were no assets of DGI, and it was subsequently dissolved on December 2, 1996.

    In November 1996, the Company reached an amicable settlement with Playboy Enterprises,

    Inc. to terminate their license agreement under which MBf USA, Inc. distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, MBf USA, Inc., until June 30, 1997, continued to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, MBf USA, Inc., is entitled to receive royalty revenues on sales of Playboy(R) condoms in these countries through June 30, 2000, and through June 30, 1998, for Playboy condom sales in Japan. The Company does not anticipate that these royalties will be significant.

    In accordance with the termination agreement with Playboy Enterprises, Inc., the Company's Playboy(R) condom operations ceased June 30, 1997. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996, and the disposal period through June 30, 1997.

    The loss from discontinued operations and loss from disposal of discontinued operations of DGI and the Playboy(R) condom business for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                       1997         1996         1995

    Loss from discontinued operations-
      Playboy(R) Condoms                                    -    $(840,792)   $(703,893)

    Loss from disposal of discontinued
      operations-
        DGI                                                 -            -      (67,732)

        Playboy(R) Condoms                          $(783,670)     (76,187)           -

                                                    $(783,670)   $ (76,187)    $(67,732)

    Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The accompanying financial statements include assets and liabilities of the discontinued condom operations which is detailed below:

                                                     1997       1996

           Assets-
             Current assets-
                Prepaid expenses                   $ 11,752   $      -

                Trade accounts receivable, net       32,361     262,551

                Inventories                        -              1,969

                                                     44,113     264,520


           Other assets-
             Trademarks and license rights         -            267,251

           Total assets                            $ 44,113   $ 531,771

           Liabilities-
             Current liabilities-
                Accounts payable                   $ 73,273   $ 302,416

                Accrued returns                     185,134     -

           Total liabilities                       $258,407   $ 302,416

    In 1995, trademarks and license rights were amortized on a straight-line basis over the period of the underlying agreement. Due to the exit of the condom business in 1996, the trademarks and license rights were amortized through June 30, 1997. Amortization expense of trademarks and license rights was $267,251 in 1997 and $37,722 in 1996.

    Revenues from the Playboy(R) condom business were $376,422, $1,380,435 and $2,078,096, for the years ended December 31, 1997, 1996 and 1995, respectively.

    During 1997, the Company changed its estimate of costs to dispose of its condom operations. This change resulted in the Company recording additional costs of $783,670 ($0.18) basic and diluted loss per share) for the year ended December 31, 1997.


    RESTRUCTURE CHARGE

    In the second quarter of 1995, the Company incurred a restructuring charge which included the resignation of and severance payments to the Chairman/CEO, President/COO and CFO. The Board of Directors directed the Company to focus on its core businesses and to exit the nutritional product business, where sales were negligible and the entry costs were very high, which contributed to significant losses.

    The restructuring resulted in a one-time charge totaling $1,808,757, which primarily related to executive severance pay of approximately $570,000, inventory write-offs of approximately $440,000, other assets and intangible asset write-offs of approximately $200,000 and other costs of approximately $599,000. Substantially all such costs had been paid by December 31, 1995.

    INVESTMENT IN LSAI

    At December 31, 1997, the Company's investment in LSAI includes LSAI common stock, valued at its market value of $723,373 and a note receivable from LSAI of $353,123 for a total investment of $1,076,496. The Company believes the note receivable, which is carried at cost, approximates fair value. The Company has been subject to an agreement not to dispose of its shares of LSAI stock prior to July 8, 1997. Subsequent to that date, such shares of common stock are eligible for sale under Rule 144. During 1997, the Company sold 68,000 shares of LSAI which resulted in a gain of $79,483.

    The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that equity securities that have readily determinable fair values shall be classified as "available-for-sale" if not held for the objective of generating profits on short-term differences in price. Accordingly, the Company's common stock investment in LSAI is classified and treated as available for sale.

    SFAS No. 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At December 31, 1997, the LSAI common stock had a market value of $723,373, which is $261,979 over its cost basis of $461,394. The unrealized gain of $261,979 is recorded as a separate component of shareholders' equity at December 31, 1997. At December 31, 1996, there was not a material difference between the cost and market value of the Company's investment in LSAI common stock.

    INVESTMENT IN PT BUANA

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

    During June, 1997, the Company and the minority shareholders of PT Buana approved the increase in the capital stock of PT Buana from $500,000 to $2,500,000. To achieve this objective, PT Buana converted debt to equity which was owed to the Company and minority shareholders of $737,769 (the
    Note) and $316,187, respectively. Also, the Company and minority shareholders contributed cash to PT Buana in their proportionate share to bring the capital stock of PT Buana to $2,500,000.

    The factory had not begun production as of December 31, 1995, and was in the start-up phase of operation at that time. Accordingly, the factory had capitalized certain start-up costs incurred and began amortizing these costs over a one-year period upon commencement of operations in April, 1996.

    At December 31, 1997 and 1996, the Company has recorded a minority interest in the PT Buana subsidiary of $1,130,051 and $221,174, respectively, as reflected in the consolidated balance sheets, representing the non-owned 30% interest in the factory. The minority interest of PT Buana is owned by two Indonesian banks financing its construction and operations.

4.  RELATED-PARTY TRANSACTIONS

    At December 31, 1997 and 1996, amounts due from/to affiliates consist of the following:

                                          1997        1996

           Due from affiliates-
             Long term-
               MBf International         $200,000     $200,000

               MACC Partners             -             348,707

               MBf Education                2,286        1,503

               MBf Unit Trust               4,599     -

                   Total long term       $206,885     $550,210


           Due to affiliates-

             Current-
               MBf Rubber                $ (8,008)    $(10,145)

               MBf International         (170,198)     (57,916)

               MBf Holdings              -              (4,432)

               MBf Insurans              -                 (66)

               MBf Management             (50,666)     (39,984)

               MBf Finance               -                (120)

               MBf Media                 -              (1,566)

               MBf Personal Care          (55,297)    (119,146)

               MBf Printing               (58,019)    (148,765)

               MBf Academy               -                (218)

           MBf Leasing                          (685)       -

                   Total current           $(342,873)       $(382,358)

    Amounts due to MBf Personal Care Sdn. Bhd. ("MBf Personal Care") represent the liabilities owed for Playboy condom inventory purchases. MBf Personal Care is a subsidiary of MBf Capital Berhad, a publicly traded company on the Kuala Lumpur Stock Exchange, and owned approximately 32% by MBf Holdings. MBf Personal Care was granted the exclusive rights to manufacture Playboy(R) brand condoms for the Company.

    The amounts due from MBf International represent costs associated with the acquisition of AHPC in February, 1992. As the timing of repayment of the due from affiliate amounts is uncertain, the receivables from affiliates have been classified as long-term.

    The amounts due to MBf Printing, an MBf Holdings' affiliate, represent the cost of packaging materials and printing costs incurred for the condom and glove businesses.

    The Company has entered into a management contract with MBf Management, an affiliate of MBf Holdings. MBf Management charged the Company $10,682, $3,977 and $0 in 1997, 1996 and 1995, respectively, for their secretarial and other services.

    The amounts due to MBf Insurans, an MBf Holdings' affiliate, represent the cost of insuring inventories in transit. Amounts paid to MBf Insurans for this coverage were $35,516, $45,056 and $18,915 in 1997, 1996 and 1995, respectively.

    During 1994, the Company provided consulting services to MACC Partners, a subsidiary of MBf Holdings, for which MACC Partners agreed to pay $350,000; this amount was reduced to $348,707 at December 31, 1996, due to incidental expenses incurred by MBf USA, Inc. and the balance was fully settled during 1997.

    In October, 1995, the Company received a $1,200,000 loan from MBf International, which was subsequently converted into 250,980 shares of the Company's common stock (see Note 9).

    In January, 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $48,000 in 1997 for its services.

5.  GOODWILL

    The excess purchase price over the value of the net assets of AHPC acquired in February, 1992 was recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 40 years.

6.  TRADE NOTES PAYABLE TO BANKS

    Trade notes payable to banks consists of amounts financed through letter-of-credit arrangements which totaled $5,449,181 and $7,010,453 at December 31, 1997 and 1996, respectively. The Company's subsidiary, AHPC, has two bank letter-of-credit facilities available, one of these banks is an affiliated entity, MBf Bank of Tonga, a subsidiary of MBf Holdings. The letter-of-credit liabilities due to the nonaffiliated bank at December 31, 1997 and 1996, totaled $3,087,547 and $3,849,826, respectively. The letter-of-credit liabilities due to MBf Bank of Tonga totaled $2,361,634 and $3,160,627 at December 31, 1997 and 1996, respectively. All letter-of-credit liabilities are guaranteed by MBf Holdings. The unaffiliated bank facility is secured by inventory and accounts receivable of AHPC.

    In June, 1995, the Company entered into the letter-of-credit banking facility agreement with MBf Bank of Tonga, in the amount of Tonga dollars T$1,000,000 or approximately U.S. $800,000. On August 24, 1996, MBf Bank of Tonga approved an additional T$2 million letter-of-credit facility, bringing the total facility to T$3 million or approximately U.S. $2.4 million. During 1996, the facility was increased to T$5.75 million or approximately U.S. $4.6 million. This facility is unsecured and guaranteed by MBf Holdings.

    As of December 31, 1997 and 1996, the Company was contingently liable for outstanding letters of credit totaling $2,182,726 and $1,725,414, respectively.

7.  NOTES PAYABLE

    Notes payable and long-term obligations as of December 31, 1997 and 1996, consist of the following:

                                                                   1997          1996
Borrowings under a bank revolving line-of-credit agreement
  with available borrowings up to $2,500,000 at December 31,
  1997, and December 31, 1996, bearing interest at the prime rate plus 3% (11.50% at December 31, 1997), secured by
  inventories and accounts receivable, guaranteed by MBf
  Holdings                                                       $2,450,000    $2,405,000

PT Buana syndicated term loan, bearing interest at the
  Indonesian prime rate (approximately 13.4% at D
  ecember 31, 1997) secured by land, machinery and
  equipment, accounts receivable and the common stock
  equity of PT Buana, guaranteed by MBf Holdings and the
  minority shareholders of PT Buana, payable in six
  semiannual installments, due November, 2000                     5,075,000     6,500,000

PT Buana short-term bank loan, bearing interest from 11% to
  15%, due November, 1997, plus penalty interest of 2% per
  month subsequent to due date, secured by a corporate
  guarantee of the Company                                     2,000,000    -

Subordinated debentures convertible into warrants to purchase
  80,000 shares of common stock at $25.00 per share, interest payable quarterly at prime plus 1.5% (10.0% at December
  31, 1997) due November, 2001                                 2,000,000     2,075,000

Automobile installment bank loan, bearing interest at 8.25%, secured by an automobile, final installment due in May,
  2000                                                            25,564        33,046

Insurance premium financing loans, bearing interest at 7% to
  8.5%, payable in monthly installments through October,
  1999                                                           808,962    -

                                                              12,359,526    11,013,046

Less- Current portion                                         (6,711,659)   (3,914,914)

Long-term obligations                                         $5,647,867    $7,098,132

    The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios, limitation on additional borrowings, investments and capital expenditures. At December 31, 1997, the Company was in compliance with all debt covenants.

    On December 31, 1997, the Company renewed its bank facility for three years through December 31, 2000, with a yearly commitment renewal option. The new facility maintains the existing borrowing levels for letters-of-credit and line of credit borrowings in the aggregate amount of $7,900,000.

    The PT Buana debt consisted of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. At December 31, 1997 and 1996, $5,075,000 and $6,500,000, respectively, was outstanding on this debt, which was used for the purchase of assets, construction and start-up operation of the Indonesian factory.

    PT Buana obtained a six-month bridging loan in the amount of $2.0 million in April, 1997. PT Buana was unable to repay the loan when due in November, 1997, and a penalty interest rate of an additional 2% per month was instituted.

    The principal portion of long-term debt becomes due as follows:

                    Fiscal year ending-
                         1999                $2,069,029

                         2000                 1,578,838

                         2001                 2,000,000

                                             $5,647,867

    OTHER LIABILITIES

    During 1997, PT Buana borrowed funds from its minority shareholders to make payment on its syndicated term loan. At December 31, 1997 and 1996, PT Buana owes $608,814 and $322,660, respectively, to its minority shareholders. These shareholder loans are interest bearing at 13.5% and are classified as long-term liabilities since a formal repayment plan has not been scheduled.

8.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

    Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At December 31, 1997, there were seven lawsuits outstanding against AHPC. During November, 1997, AHPC fully settled thirteen claims for a nominal sum. The said claimants alleged adverse reactions to latex glove products allegedly distributed by AHPC. AHPC carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company=s results of operations or financial condition.

    SIGNIFICANT CONTRACTS

    In March, 1994, the Company entered into a contract with an individual to serve as a spokesman for the Company which required annual payments totaling approximately $250,000 through April, 1998. As of December 31, 1996, the Company had paid $456,250 of the $1,000,000 total contracted amount, and had accrued for $206,250 of past-due amounts owed to the spokesman in anticipation of a settlement agreement with such spokesman.
    In February, 1997, the Company reached an agreement with this individual to pay $200,000 as final settlement and termination of all future contractual obligations.

    SIGNIFICANT CUSTOMERS

    During 1997, two of the Company's customers accounted for 37.6% and 31.0% of net sales, respectively. These customers together accounted for 66.8% of accounts receivable at December 31, 1997. During 1996, two of the Company's customers accounted for 34.1% and 29.2% of net sales, respectively. These customers together accounted for 63.3% of accounts receivable at December 31, 1996. During 1995, two of the Company's customers accounted for 28.8% and 24.8% of net sales, respectively. These customers together accounted for 38.6% of accounts receivable at December 31, 1995.

    OPERATING LEASES

    The Company conducts all of its operations in leased facilities. Total rent expense included in the accompanying statements of income for 1997, 1996 and 1995 was $296,358, $348,227 and $385,477, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

                    Fiscal year-
                       1998          $198,760

                       1999           158,016

                       2000            66,477

                                     $423,253

9.  SHAREHOLDERS' EQUITY

    In December, 1995, the Board of Directors approved that the Company re-incorporate in Maryland. In connection with the re-incorporation, the Board approved and the Company effected a 10-for-1 reverse stock split of its Series A common stock and common stock. As a result, each shareholder received one share of Series A common stock or common stock of the Company successor, a Maryland corporation, subsequent to the merger, for every 10 shares of Series A common stock or common stock held by such shareholder. Additionally, the common stock underlying all of the Company's outstanding warrants and options were adjusted to reflect the 10-for-1 reverse stock split.

    In October, 1995, the Company issued 250,980 shares of common stock to MBf International in exchange for $1,200,000. MBf International loaned the Company $1,200,000 to pay for AHPC's 7% cumulative preferred stock having a value of $1,200,000 which the Company had purchased on September 29, 1995. MBf International agreed to accept shares of the Company=s common stock having a value of $1,200,000 in satisfaction of the Company=s indebtedness to MBf International.

    In October, 1995, the Company issued 255,072 shares of common stock in exchange for a 70% equity interest in PT Buana, an Indonesian glove manufacturing factory, and a note receivable in the amount of $737,769.

    On June 17, 1996, the Company issued (a) 488,953 shares of common stock to MBf International, Ltd. for cash consideration of Malaysian ringgit 3,500,000 which approximated U.S.$1.4 million; and (b) 296,296 shares of common stock in satisfaction of trade payables of $1,000,000 due to PIE Healthcare.

    On August 20, 1996, the Company issued an additional 672,269 shares of common stock to MBf International Ltd. for a cash consideration of U.S.$1 million.

    As of December 31, 1994, there were warrants outstanding to purchase 2,300 units at $30.00 (the "$30.00 Units") per unit through October, 1996. Each unit consisted of four shares of common stock and, until January 5, 1993, each unit included two warrants, with each warrant exercisable to purchase one share of common stock at $15.00. All of these unexercised warrants expired in 1995.

    In November, 1994, warrants were issued to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20. These warrants are exercisable through November, 1999.

    In 1994, warrants to purchase 185,000 shares of the Company's common stock were issued at an exercise price of $15.00. During 1997 and 1995, 50,000 and 10,000, respectively, of these warrants, convertible into shares of common stock, expired. The remaining warrants are currently exercisable at December 31, 1997, and expire in March, 1999.

    A summary of warrant activity since December 31, 1994, is as follows:

                                           $15.00    $30.00    $22.20

                                         WARRANTS     UNITS   WARRANTS

    Balance, December 31, 1994             185,000    2,300   7,500

      Expirations                          (10,000)  (2,300)  -

    Balance, December 31, 1995 and 1996    175,000   -        7,500

      Expirations                          (50,000)  -        -

    Balance, December 31, 1997             125,000   -        7,500

    At December 31, 1997, the Company had outstanding debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 80,000 shares of common stock at $25.00 per share. These convertible debentures expire in November, 2001.

    The Company has reserved common stock for issuance upon conversion of all outstanding warrants.

10. STOCK OPTION PLAN

    On December 5, 1996, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable to 400,000. Effective on July 23, 1996, the Board of Directors approved the re-pricing of all current director and employee options to $2.75, the closing market price on the date the re-priced options were granted.

    A summary of options outstanding under the Plan is as follows:

                                   OUTSTANDING      EXERCISE
                                     OPTIONS          PRICE    EXPIRATION

Balance, December 31, 1994           288,755      $5.90-$25.00

  Grants                              62,675       2.63-16.80      2005

  Rescissions/expirations           (200,981)      9.40-22.80    2002-2005

  Exercises                             (500)         5.90         2001

Balance, December 31, 1995           149,949       2.63-25.00

  Grants                              35,000          2.75         2006

  Rescissions/expirations             (3,500)      13.40-22.80   2003-2005

  Re-pricing of options              127,624          2.75       2003-2005

  Rescission of re-priced options   (127,624)       7.80-25.00   2003-2005

Balance, December 31, 1996           181,449        2.63-14.40

  Grants                              92,500          3.66         2007

  Rescissions/expirations            (24,833)        2.75-3.66   2004-2007

  Exercises                           (3,334)         2.75         2006

Balance, December 31, 1997           245,782       $2.63-$14.40

    The exercise price of the stock options granted in 1997, 1996, and 1995 was established at the market price on the date of the grants. Of the 245,782 options outstanding at December 31, 1997, 195,309 are currently exercisable, 29,695 become exercisable in 1998, and 20,778 become exercisable in 1999. The Company has reserved common stock for issuance upon conversion of these options.

    The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net income (loss) and net income (loss) per share (basic and diluted) would have been $397,292 and $(1,409,603) and $.09 and $(.39), for 1997 and 1996, respectively.

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

    The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 6.12% and 7.5% for 1997 and 1996, respectively; a 0.00% distribution yield; expected volatility of 90% and 78% in 1997 and 1996, respectively, and an expected life of three years. The options granted to employees in 1997 and 1996 vest ratably over three years. The Company has estimated the value of these options assuming a single weighted-average expected life of three years for each award granted.

    Options outstanding at December 31, 1997:

                                            WEIGHTED                 WEIGHTED
  RANGE OF       NUMBER                      AVERAGE    NUMBER       AVERAGE
  EXERCISE    OUTSTANDING AT    REMAINING   EXERCISE EXERCISABLE AT  EXERCISE
   PRICES      DEC. 31, 1997       LIFE       PRICE  DEC. 31, 1997     PRICE
$2.63 - $2.75   136,458          6-9 years    $2.75     141,040        $2.75
   $3.66         92,500            9 years    $3.66      37,445        $3.66
   $5.90         10,000          1.5 years    $5.90      10,000        $5.90
   $14.40         6,824          1.5 years   $14.40       6,824       $14.40
$2.63-$14.40    245,782        1.5-9 years    $3.54     195,309        $3.49

11. INCOME TAXES

    The effective income tax rates differ from the statutory federal income tax rate of 34% for the years ended December 31, 1997, 1996 and 1995. A reconciliation of the statutory rate with the effective rate follows:

                                                      1997       1996         1995

Tax expense (benefit) at statutory rate of 34%       $48,851   $(104,000)  $(1,653,897)

Goodwill amortization                                            15,602      57,778       51,207

Refundable income taxes / tax benefit                          (322,042)   (198,282)      -

Increase (decrease) in deferred tax asset valuation
  allowance                                                       6,702     211,411       1,602,690

Utilization of loss carryforwards                               (82,890)   -                   -

Other                                                            11,735     (23,796)           -

Total                                                         $(322,042)   $(56,889)      $    -

    The Company has net operating loss carryforwards at December 31, 1997, of approximately $4,300,000 which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards are subject to limitations in future years if certain ownership changes occur. Because of these factors, the utilization of the net operating loss at December 31, 1997, may be significantly limited.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                     1997           1996
         Current-
           Accruals not deductible until paid                                    $  411,000     $   229,701

           Net operating loss carryforwards                                       1,650,000       2,000,000

           Net operating loss carryforwards--PT Buana                               220,000         105,400

           Other current liabilities--PT Buana                                            -         (46,507)

           Inventory                                                                133,000               -

           Allowance for doubtful accounts                                           81,000          27,710

           Valuation allowance                                                   (2,275,049)     (2,257,411)

                   Total net current deferred tax assets                         $  219,951     $    58,893

         Noncurrent-
           Difference between book and tax basis of property, plant and
             equipment                                                           $  (96,864)    $  (187,000)

           Other noncurrent assets--PT Buana                                         29,747               -

           Other noncurrent liabilities--PT Buana                                         -         (13,286)

                   Total noncurrent deferred tax liabilities                     $  (67,117)    $  (200,286)

    The Company establishes valuation allowances in accordance with the provisions of SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

12. SUPPLEMENTAL CASH FLOW INFORMATION

    The acquisition of PT Buana on October 31, 1995, involved the issuance of the Company's common stock and was accounted for as follows:

   Assets acquired-
     Note receivable                                                      $  737,769

     Prepaid expenses and other current assets                                43,785

     Land, land improvements and construction in progress                  4,556,984

     Other assets                                                             11,208

     Accounts payable and accrued expenses assumed                          (156,375)

     Other current liabilities assumed                                    (2,940,919)

     Other noncurrent liabilities assumed                                 (1,155,597)

                                                                          $1,096,855
   Common stock issuance allocated to-
     Common stock                                                             $2,551

     Additional paid-in capital                                            1,094,304

                                                                          $1,096,855
   Other noncash investing and financing activities are as follows-
     Repayment of note receivable                                         $1,500,000

     Conversion of loan to common stock                                    1,200,000

    Cash paid for interest on debt outstanding for the years ended December 31, 1997, 1996 and 1995 was $1,488,211, $1,493,782, and $730,405, respectively.

    Cash paid for income taxes during the year ended December 31, 1995, was approximately $75,000. There were no income taxes paid during 1997 or 1996.

    During June, 1997, the Company's 70% owned subsidiary, PT Buana, converted debt obligations, owed to its minority shareholders, to equity in the amount of $316,187.

    At December 31, 1997, the Company recorded an unrealized gain in shareholders' equity on the market value of the common stock in LSAI exceeding its cost in the amount of $261,979.

    The following represents significant related party operating transactions during the years ended December 31, 1997, 1996 and 1995, which are included in the consolidated statements of cash flows as amounts due (from) to affiliates under the cash flows from operating activities.

                                             1997       1996          1995
      Operating cash transactions-
        Purchases from affiliates          $240,654   $2,938,793     $8,696,520

        Cash payments                      (796,317)  (1,653,723)   (10,840,530)

        Cash receipts                       859,503            -              -

      Amounts due (from) to affiliates     $303,840   $1,285,070    $(2,144,010)

  13. SHAREHOLDER TRANSACTION

      In May, 1997, the Company announced that its majority shareholder, MBf International, had entered into two separate agreements with its latex powder-free supplier, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") which called for the following:

      a. MBf International selling all of the Company's Series A common stock (1,252,538 shares) to Wembley for approximately $6.27 million; and

      b. The purchase of 2,500,000 shares of the Company's unregistered common stock by Wembley at a price of $2.70 per share.

      Currently, the date of closure has been extended to the end of March, 1998 due to the non-fulfillment of certain conditions precedent to closing.

  14. GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

      The United States is considered the country of origin for all of the Company's revenues for the three years presented herein, including exports from the U.S. Identifiable assets at December 31, 1997, consist of the following:

                           UNITED STATES   INDONESIA       TOTAL

      Current assets        $14,771,693   $ 1,401,340   $16,173,033

      Fixed assets              177,802    11,545,597    11,723,399

      Other assets            1,590,253        44,560     1,634,813

      Consolidated total    $16,539,748   $12,991,497   $29,531,245

    Identifiable assets at December 31, 1996, consist of the following:

                         UNITED STATES   INDONESIA       TOTAL
    Current assets        $13,118,338    $ 1,297,956   $14,416,294

    Fixed assets              258,859      9,322,989     9,581,848

    Other assets            3,339,992        175,490     3,515,482

    Consolidated total    $16,717,189    $10,796,435   $27,513,624

15. ASIAN ECONOMIC EVENTS

    The Asian Pacific region is currently experiencing an economic situation that has been characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates, and stock markets. The Company will likely be affected by the region's unstable economy and it is not possible to determine the effect a continuation of the economic crisis may have. The ultimate outcome of this matter cannot presently be determined. The financial statements do not include any adjustment that might result from these uncertainties. Related effects will be reported in the financial statements as they become known and estimable.

16.  NEW ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("SFAS No, 130") "Reporting Comprehensive Income, "which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by share owners and distributions to share owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998. The impact of adopting this pronouncement has not been determined.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS No. 131") "Disclosure about Segments of an Enterprise and Related Information," which establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements issued to share owners. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998. This pronouncement will have an effect on the Company's reporting in the subsequent periods, however, the impact of adopting this pronouncement has not been determined.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



THE SHAREHOLDERS AND BOARD OF DIRECTORS OF MBf USA, INC.:

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and , in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Chicago, Illinois
February 27, 1998

                        MBf USA, INC. AND SUBSIDIARIES




               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        Additions
                                                  -----------------------
                                      Balance at  Charged to   Charged to     Deductions
                                      Beginning   Profit and     Other           from        Balance at
Description                            of Year       Loss       Accounts       Reserves      End of Year
---------------------------------------------------------------------------------------------------------
1997 Allowance for doubtful accounts   $73,000     $133,735      $   -         $(11,735)       $195,000

Discontinued operations-
 reserve established for disposal      $     0     $185,134      $   -         $    -          $185,134

1996 Allowance for doubtful accounts   $56,100     $ 76,818      $   -         $(59,918)       $ 73,000

1995 Allowance for doubtful accounts   $40,600     $ 15,500      $   -         $    -          $ 56,100