Form 10-Q
period 1998-03-31
MBF USA INC
filed 1998-05-15
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to              .
                                        ----------    -------------
         Commission File Number:  0-17458
                                ----------

                                  MBf USA, Inc.
             (Exact name of registrant as specified in its charter)

         Maryland                                         73-1326131
 ------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                         500 Park Boulevard, Suite 1260
                                Itasca, IL 60143
                      -------------------------------------
                     (Address of principal executive office)

                                 (630) 285-9191
               --------------------------------------------------
               (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 11, 1998 was 5,588,491 and 1,252,538, respectively.

                                  MBf USA, Inc.
                                  -------------
                                      INDEX
                                      -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.

         Consolidated Balance Sheets
         March 31, 1998 (unaudited) and December 31, 1997 (audited) ................     pg.  1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 1998 and 1997 ................................     pg.  3

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 1998 and 1997 ................................     pg.  4

                  Notes to the Interim Consolidated Financial Statements (unaudited)     pg.  5

Item 2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................     pg. 10


                           PART II - OTHER INFORMATION

Item 6

         Exhibits and Reports on Form 8-K ..........................................     pg. 15

                         MBf USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   March 31, 1998  December 31, 1997
                                                                   ------------      ------------
                                                                    (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                 $  7,429,690      $    161,981
         Accounts receivable - trade, net of allowance for
            doubtful accounts of $196,732 in 1998 and
            $195,000 in 1997                                          5,922,478         5,410,843
         Inventories                                                  8,476,817         8,203,861
         Prepaid expenses                                             1,104,168         1,055,788
         Investment in LSAI                                                --           1,076,496
         Deferred income taxes                                          219,951           219,951
         Current assets of discontinued operations                        7,384            44,113
                                                                   ------------      ------------
                 Total current assets                                23,160,488        16,173,033
                                                                   ------------      ------------


PROPERTY, PLANT AND EQUIPMENT:
         Land rights and land improvements                              736,535           736,535
         Construction in progress                                       391,678         2,105,263
         Equipment, furniture and fixtures                           11,065,572         8,780,857
         Building improvements                                        1,489,423         1,488,485
         Vehicles                                                       108,127           108,127
                                                                   ------------      ------------
                 Total property, plant and equipment                 13,791,335        13,219,267
         Less - Accumulated depreciation                             (1,812,177)       (1,495,868)
                                                                   ------------      ------------
                 Property, plant and equipment, net                  11,979,158        11,723,399
                                                                   ------------      ------------


OTHER ASSETS:
         Goodwill, net of accumulated amortization of $422,171
            in 1998 and $405,363 in 1997                              1,327,829         1,344,637
         Due from affiliates                                            211,274           206,885
         Other assets                                                    82,376            83,291
                                                                   ------------      ------------
                 Total other assets                                   1,621,479         1,634,813
                                                                   ------------      ------------


                                                                   $ 36,761,125      $ 29,531,245
                                                                   ============      ============




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                       March 31, 1998   December 31, 1997
                                                                       ------------      ------------
                                                                         (Unaudited)
CURRENT LIABILITIES:
         Accounts payable - trade                                      $  2,954,104      $  2,622,541
         Trade notes payable to banks                                     5,503,888         5,449,181
         Notes payable and current portion of
            long-term obligations                                         5,257,102         6,711,659
         Due to affiliates                                                  275,650           342,873
         Accrued expenses                                                 3,124,224         2,366,984
         Current liabilities of discontinued operations                     248,407           258,407
                                                                       ------------      ------------
                 Total current liabilities                               17,363,375        17,751,645
                                                                       ------------      ------------

LONG-TERM OBLIGATIONS                                                     5,549,983         5,647,867
                                                                       ------------      ------------

OTHER LONG-TERM LIABILITIES:
         Deferred income taxes                                               67,117            67,117
         Other liabilities                                                  542,045           622,045
                                                                       ------------      ------------
                 Total other long-term liabilites                           609,162           689,162
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                           1,317,808         1,130,051
                                                                       ------------      ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value, 1,252,538 shares
            authorized;  1,252,538 shares issued and outstanding             12,525            12,525
         Common stock, $.01 par value, 10,000,000 shares
            authorized;  5,698,491 and 3,191,667 shares issued and
            outstanding in 1998 and 1997, respectively                       56,985            31,917
         Additional paid-in capital                                      23,794,922        10,876,224
         Accumulated deficit                                            (10,620,599)       (5,547,089)
         Net unrealized gain on LSAI common stock                              --             261,979
         Less - Common stock in treasury, at cost,
            130,000 shares in 1998 and 1997                              (1,323,036)       (1,323,036)
                                                                       ------------      ------------
                 Total shareholders' equity                              11,920,797         4,312,520
                                                                       ------------      ------------


                                                                       $ 36,761,125      $ 29,531,245
                                                                       ============      ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Three Months
                                                                              Ended March 31,
                                                                       -----------------------------
                                                                           1998              1997
                                                                       ------------       ----------
                                                                                  (Unaudited)
REVENUES:
         Product sales, net                                            $ 15,213,338      $ 11,406,633
         Interest income                                                     18,989             6,547
         Rental income                                                       32,864            38,126
         Gain on sales of LSAI common stock                                 168,375              --
         Other income                                                         3,124            17,141
                                                                       ------------       -----------
                 Total revenues                                          15,436,690        11,468,447
                                                                       ------------       -----------

COSTS AND EXPENSES:
         Cost of product sales                                           10,753,561         9,312,633
         Selling, general and administrative                              2,933,820         2,063,450
         Interest                                                           410,063           232,297
                                                                       ------------       -----------
                 Total costs and expenses                                14,097,444        11,608,380
                                                                       ------------       -----------


                 Income (loss) from continuing operations before
                    minority interest, provision for income taxes,
                    and loss from discontinued operations                 1,339,246          (139,933)


MINORITY INTEREST IN INCOME OF SUBSIDIARY                                  (187,756)           49,784
                                                                       ------------       -----------

                 Income (loss) from continuing operations before
                    provision for income taxes and loss from
                    discontinued operations                               1,151,490           (90,149)

PROVISION FOR INCOME TAXES                                                  (50,000)             --
                                                                       ------------       -----------

                 Income (loss) from continuing operations
                    before loss from discontinued operations              1,101,490           (90,149)

LOSS FROM DISCONTINUED OPERATIONS                                              --            (214,236)
                                                                       ------------       -----------

                 Net income (loss)                                     $  1,101,490      $   (304,385)
                                                                       ============       ===========


BASIC AND DILUTED NET INCOME (LOSS) PER
     COMMON SHARE:
         Continuing operations                                         $       0.25      $      (0.02)
         Discontinued operations                                               0.00             (0.05)
                                                                       ------------      -------------
                                                                       $       0.25      $      (0.07)
                                                                       ============       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                        ----------------------------
                                                                            1998              1997
                                                                        -----------      -----------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                             $  1,101,490      $  (304,385)
         Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
                Depreciation                                                316,309          182,864
                Amortization                                                 16,808           10,264
                Provision for doubtful accounts                               1,732           13,474
                Loss from discontinued operations                              --            214,236
                Loss on disposal of property, plant and equipment              --              7,584
                Gain on sales of LSAI common stock                         (168,375)             (37)
                Changes in certain assets and liabilities:
                   Accounts receivable - trade                             (513,367)         440,540
                   Inventories                                             (272,956)        (697,898)
                   Prepaid expenses                                         (48,380)         407,919
                   Other assets                                                 915          106,527
                   Accounts payable - trade                                 331,563         (170,376)
                   Accrued expenses                                         757,240         (156,469)
                   Deferred income taxes                                       --             (3,151)
                   Amounts due (from) to affiliates                         (71,612)          38,193
                   Net assets of condom discontinued operations              26,729           69,928
                                                                        -----------      -----------
                Net cash provided by operating activities                 1,478,096          159,213
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              (572,068)        (293,741)
         Proceeds on sale of investments in LSAI                            982,892           14,787
         Minority interest in subsidiary                                    187,757          (63,939)
                                                                        -----------      -----------
                Net cash provided by (used in) investing activities         598,581         (342,893)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of stock, net of dividend                 6,768,766             --
         Net borrowings (payments) on trade notes payable to banks           54,707         (100,394)
         Net borrowings (payments) from notes payable                    (1,552,441)          91,695
         Payments on loans to minority interest shareholders                (80,000)            --
                                                                        -----------      -----------
                Net cash provided by (used in) financing activities       5,191,032           (8,699)
                                                                        -----------      -----------

IMPACT OF EXCHANGE RATES ON CASH                                               --             (9,175)
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      7,267,709         (201,554)

CASH AND CASH EQUIVALENTS, beginning of period                              161,981          321,038
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                $ 7,429,690      $   119,484
                                                                        ===========      ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

MBf USA, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

1.       DESCRIPTION OF BUSINESS:

         MBf USA, Inc. (together with its subsidiaries, the "Company") markets medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality, disposable, powdered latex examination gloves through its 70% owned Indonesian subsidiary, PT MBf Buana Multicorpora ("PT Buana"). The Company sells its examination gloves primarily to the medical, food service, and dental markets.

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AHPC, MBf America, Inc. (an inactive company), and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first quarter of 1998, PT Buana sold approximately 80% of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

4.       MAJORITY SHAREHOLDER TRANSACTION:

         On March 31, 1998, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") closed the following two agreements, which transferred majority ownership in the Company to Wembley:

         A. MBf International, Ltd. ("MBf International") sold all of the Company's Series A Common Stock (1,252,538 shares), which was owned by MBf International to Wembley for $5.00 per share or $6,262,690; and

         B. Wembley purchased 2,500,000 shares of the Company's unregistered Common Stock for $2.70 per share for a total of $6.75 million. The purchase prices of $2.70 per share reflects a 12% discount from the average stock price over a seven consecutive day range ended May 9, 1997 as detailed by a fairness opinion received from an independent valuation firm.

         These transactions provided Wembley with a 55% ownership interest in the Company at March 31, 1998. The Company received cash proceeds of $6.75 million from Wembley on that date.

         On the March 31, 1998 closing date, the market price for the Company's Common Stock was $5.875. The appreciation in the market price of the Company's Common Stock from $2.70 at the date of subscription by Wembley to $5.875 at the closing of the Agreement created a discount to Wembley totaling $6,175,000.
The non-cash dividend reflects the 12% discount determined by an independent valuation firm and has been recorded as an increase to the accumulated deficit and additional paid-in-capital for the three months ended March 31, 1998.

         Subsequent to the closing, MBf International still owns 1,682,275 shares of the Company's Common Stock which represents a 24.7% ownership interest in the Company as of March 31, 1998. In addition, Wembley entered into an agreement on March 31, 1998 with MBf International (the "Call and Put Option Agreement") which provides Wembley with the right to purchase 50% of the remaining shares owned by MBf International at $6.00 per share during the one year period beginning March 31, 1999, and provides MBf International with the right to sell up to 1,682,275 shares to Wembley at $5.00 per share during that same one year period.

         MBf International, a Hong Kong corporation, is a wholly owned subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings") a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange.

         Wembley owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder free latex exam gloves. AHPC has been purchasing its powder free latex exam gloves from Wembley for several years.

5.       COMMON STOCK:

         The terms of the Series A Common Stock are substantially the same as the Company's Common Stock except:

         A. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The Company has reserved 1,252,538 shares of Common Stock for issuance upon conversation of the Series A Common Stock.

         B. Series A Common Stock entitles its holder (presently Wembley) to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

6.       CONDOM DISCONTINUED OPERATIONS:

         Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company, until June 30, 1997, would continue to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, the Company is entitled to receive royalty revenues on sales, if any, of Playboy(R) condoms in these 15 countries and Japan through June 30, 2000 and June 30, 1998, respectively. The Company does not anticipate these royalties will be significant.

         Due to the exit of the condom business, the Company ceased selling Playboy(R) condoms on June 30, 1997. For the three months ended March 31, 1998 and 1997, the loss from discontinued operations of the condom business amounted to $0 and $214,236, respectively. These amounts include revenues from Playboy(R) condom sales which were $0 and $174,488 for the three months ended March 31, 1998 and 1997, respectively.


7.       FOREIGN CURRENCY TRANSACTIONS:

         PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company changed PT Buana's functional currency from the Indonesia Rupiah to the United States dollar. Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur. For the quarters ended March 31, 1998 and 1997, the foreign exchange loss included in the determination of net income
(loss) was ($244,255) and ($131,964), respectively.

8.       ASIAN ECONOMIC EVENTS:

         The Asian Pacific region is currently experiencing an economic situation that has been characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. The Company will likely be affected by the region's unstable economy and it is not possible to determine the effect a continuation of the economic crisis may have. The ultimate outcome of this matter cannot presently be determined. The financial statements do not include any adjustment that might result from these uncertainties. Related effects will be reported in the financial statements as they become known and estimable.

9.       INVESTMENT IN LSAI:

         At March 31, 1998, the Company had disposed of its entire investment in Laboratory Specialists of America, Inc. ("LSAI"). During the quarter ending March 31, 1998, the Company sold 156,405 shares of LSAI and discounted its note receivable from LSAI for $315,000 which combined resulted in a gain on sales of its investment in LSAI of $168,375 for the quarter ended March 31, 1998.


10.      NET INCOME (LOSS) PER SHARE:

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per common share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding at March 31 are as follows:


                                    MARCH 31, 1998  MARCH 31, 1997
                                    --------------  --------------
Basic weighted-average number of
    common shares outstanding          4,346,760     4,310,871
Dilutive effect of common share
    equivalents                           99,387            --
                                       ---------     ---------
Diluted weighted-average number of
    common shares outstanding          4,446,147     4,310,871
                                       =========     =========

11.      ACCOUNTING FOR INCOME TAXES:

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

         The Company had net operating loss carry forwards ("NOLs") at December 31, 1997 of approximately $4,300,000 which are available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 4. Because of this factor, the utilization of the NOLs generated prior to December 31, 1997 may be significantly limited.

12.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At March 31, 1998, there were nine lawsuits outstanding against AHPC, two of which were filed in the first quarter of 1998. During November, 1997, AHPC fully settled thirteen claims for a nominal sum. The said claimants alleged adverse reactions to latex glove products allegedly distributed by AHPC. AHPC carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition. However, the actual outcome of these lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits, or that the Company will be able to renew insurance coverage should these outcomes be adverse. Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages would be borne by the Company.

13.      RECLASSIFICATION:

         During the first quarter of 1998, the Company began recording rebates as a net product sales item. Prior to 1998, the Company had been recording rebates expense as a selling expense. The consolidated statement of operations for the three months ended March 31, 1997 has been restated to reclassify rebates to conform with the 1998 presentation.

14.      SUPPLEMENTAL CASH FLOW INFORMATION:

         On March 31, 1998, the Company recorded a noncash dividend of $6,175,000 on the issuance of 2,500,000 shares to Wembley at a price below discounted market value. This dividend had no effect either on the net shareholders' equity or net income of the Company.

15.      BANK COVENANT VIOLATION:

         The Company was in violation of one of its negative covenant ratios at March 31, 1998. The Company's leverage ratio exceeded the covenant as required by the bank which provides the Company with a $7.9 million letter of credit and line of credit facility. The bank has agreed to waive the covenant deficiency through June 30, 1998, the next covenant calculation date.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC") is engaged in the marketing and distribution of high quality, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company continued to achieve record glove product sales in the first quarter of 1998, with a 33.4% increase over the previous year.

         PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began manufacturing and shipping high quality, powdered latex examination gloves to AHPC in May 1996 and sold approximately 80% of its production to AHPC during the quarter ending March 31, 1998. PT Buana had total powdered latex exam glove sales of $3.75 million for the quarter ended March 31, 1998. All significant intercompany transactions and sales have been eliminated in consolidation. At present, PT Buana only manufactures powdered latex exam gloves.

         Through its Playboy(R) license rights and condom distribution agreement, the Company distributed Playboy(R) brand condoms only through June 30, 1997 in accordance with the negotiated termination agreement with Playboy Enterprises, Inc. The Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996 and the disposal period through June 30, 1997.

         The results of operations for the three months ended March 31, 1998 and 1997 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity is reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations for the quarter ended March 31, 1997.

-------------------------

(1) Forward looking statements in the Notes to the Company's financial statement and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

RESULTS OF OPERATIONS:

         Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Net glove product sales totaled $15,213,338 and $11,406,633 for the three months ended March 31, 1998 and 1997, respectively. This increase represents a 33.4% increase in glove sales in the first quarter of 1998 over the comparable period in 1997. This increase of $3,806,705 is attributable to AHPC's more developed customer relationships, the fulfillment of customer back orders outstanding at December 31, 1997 in the amount of approximately $1.7 million, the inclusion of PT Buana glove sales of $769,604 to nonaffiliates, and an increase in the sales mix to higher priced products, particularly powder free latex examination gloves. The Company is continuing to strive to increase powder free and non-latex glove sales as the exam glove market moves toward these products and away from powdered latex exam gloves. During the first three months of 1998, two of AHPC's customers accounted for approximately 75.8% of glove sales. The loss of either customer would have a materially adverse effect on the Company.

         Cost of goods sold as a percentage of net product sales for the three month period ended March 31, 1998 was 70.7% compared to 81.6% for the comparable period in 1997. This percentage reduction in the cost of sales and improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a reduction in the raw material latex price; (ii) an increase in sales of higher profit margin glove products, particularly powder free latex examination gloves; (iii) reduced ocean freight import rates; and
(iv) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1998. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors.

         The domestic market for exam gloves is converting from latex powdered to latex powder free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder free gloves. The chlorination process used to make powder free gloves reduces the sensitivity to latex and reduces the powder levels, which emit latex particles in the air. Being customer driven, the Company is providing and selling more latex powder free exam gloves. The Company's sales of latex powder free exam gloves was approximately 41% of net product sales in the first quarter of 1998 versus 34% in the first quarter of 1997. The Company expects that this trend will continue in 1998.

         Selling, general and administrative ("SG&A") expenses increased from $2,063,450 in the three months ended March 31, 1997 to $2,933,820 in the same period of 1998, a 42% increase. This increase of $870,370 is attributable to (i) an increase in selling expenses at AHPC of $529,384 commensurate with its sales growth; (ii) the expansion of the Company's sales and support forces of $221,237; (iii) the inclusion of $244,255 of foreign currency losses in the first quarter of 1998 versus a loss of $131,964 in the comparable period in 1997; (iv) an increase over the prior year quarter in depreciation expense of $195,220 from PT Buana's operations; and (v) increased reserves of $93,584 for lawsuit claims over the first quarter of 1997. As a percentage of total revenues, SG&A expenses increased to 19% for the three months ended March 31, 1998, compared with 18% in the comparable period in 1997. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars, but may decline as a percentage of total revenues in the future.

         Interest expense increased from $232,297 for the quarter ended March 31, 1997 to $410,063 for the same period in 1998. The increase of $177,766 is attributable to the inclusion of PT Buana's interest expense, which increased from $144,944 in the first quarter of 1997 to $274,723 in the same period in 1998 due to increased borrowings to fund the growth and expansion of the Indonesian factory.

         The Company recorded foreign currency transaction losses of $244,255 and $131,964 in the first quarter ended March 31, 1998 and 1997, respectively, from its Indonesian factory operations at PT Buana. These expenses are reported as a component of the SG&A expenses category in the consolidated statement of operations. Indonesia is currently experiencing economic instability which is characterized with volatile foreign currency exchanges, illiquidity in its banking sector, volatile interest rates and stock markets, and inflation. PT Buana's debt facility is a U.S. Dollar based facility and the majority of its foreign exchange loss in 1997 was due to the transaction losses associated with its U.S. Dollar based debt facility transactions. PT Buana continues to incur foreign currency transaction losses as the Indonesian Rupiah weakens. This trend is expected to continue until the Indonesian Rupiah regains strength against the U.S. Dollar.

         Resolution of the economic crisis is dependent, in part, on the measures that will be taken by the government of Indonesia, actions which are beyond the Company's control, to achieve economic recoverability. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings, including the effect on transactions with the Company's affiliates, customers and suppliers. The ultimate outcome of this matter cannot presently be determined. The financial statements do not include any adjustment that might result from these uncertainties. The related effects will be reported in the financial statements as they become known and estimable.

         At December 31, 1997, the Company had a net operating loss carry-forward ("NOL") of approximately $4.3 million which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOL is subject to limitations due to certain ownership changes, which occurred in the first quarter of 1998. The Company has recorded a $50,000 income tax provision in the first quarter of 1998 to provide for federal alternative minimum tax.

         Revenues from the Playboy(R) condom business were $0 and $174,488 for the quarters ended March 31, 1998 and 1997, respectively. These revenues are included in the losses from discontinued operations in the consolidated statements of operations and declined due to the Company's exit of the condom business pursuant to an agreement signed in November 1996. Under the exit plan, the Company sold Playboy(R) condoms until June 30, 1997.

         For the quarter ended March 31, 1998, the net income for the Company was $1,101,490 compared to a net loss of ($304,385) in the comparable quarter in 1997. The basic and diluted earnings per share was $.25 in the first quarter of 1998 compared to a basic and diluted loss per share of ($.07) in the same quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at March 31, 1998 was $7,429,690 and increased $7,267,709 from $161,981 at December 31, 1997. The Company experienced an increase in cash flows in the three month period primarily from the sale and issuance of 2,500,000 shares of Common Stock to Wembley, Wembley's significant cash infusion of $6,750,000 provided the Company with a strengthened balance sheet with a working capital surplus of $5,797,113 at March 31, 1998 compared to a deficit of $1,578,613 at December 31, 1997.

         The Company experienced positive cash flow from operations of $1,478,096 during the first quarter ended March 31, 1998 as a result of net income of $1,101,490 plus noncash depreciation of $316,309 and an increase in accrued expense and trade accounts payable, which were offset by an increase in accounts receivable and inventories.

         The Company provided cash from investing activities of $598,581 primarily from the disposal and sale of its investments in LSAI which generated proceeds of $982,982 in the first quarter of 1998, offset by capital expenditures of $572,068 for property, plant and equipment at the PT Buana Indonesian manufacturing facility. The factory is continuing to expand its operations by completing its construction in progress accordingly. The disposal of the Company's investments in LSAI resulted in a gain on sales of $168,375 in the quarter ended March 31, 1998.

         During the quarter ended March 31, 1998, cash was provided by financing activities of $5,191,032. The Company received cash of $6,750,000 from Wembley from the issuance of 2,500,000 shares of Common Stock, which was offset by net payments on notes payable of $1,552,441. The Company paid down the $2,000,000 PT Buana bridge loan by $1,375,000 during the quarter ended March 31, 1998, due to its very high cost of capital.

         At March 31, 1998, the Company's principal sources of liquidity included: $7,429,690 of cash and cash equivalents; $7,900,000 available under a secured bank line of credit and letter of credit facility, expiring on December 31, 1998; $4,600,000 available under a bank unsecured letter of credit facility and $5,075,000 available under a secured Indonesian bank loan facility with a banking syndicate. At March 31, 1998, $4,708,108 was outstanding under the $7,900,000 facility, $3,100,780 was outstanding under the $4,600,000 letter of credit facility, and all $5,075,000 was outstanding under the Indonesian syndicated bank facility.

         MBf Holdings, the prior ultimate parent company, had provided corporate guarantees on all bank financing arrangements of the Company. Since Wembley acquired the majority interest in the Company from MBf Holdings on March 31, 1998, Wembley is obligated to provide a corporate guarantee to replace those of MBf Holdings. According to the Sale and Purchase Agreement between MBf Holdings and Wembley, Wembley is required to procure within three months from closing an unconditional release without liability of all guarantees given by MBf Holdings. The Company and Wembley are working toward meeting this objective by June 30, 1998.

         Inventories at March 31, 1998 increased to $8,476,817 compared with $8,203,861 at December 31, 1997. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume. Net trade accounts receivable at March 31, 1998 increased to $5,922,478 from $5,410,843 at December 31, 1997. The increase in trade receivables is due to the higher sales volume in the first quarter of 1998.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.20 per share. At March 31, 1998 and December 31, 1997, long-term debt of $2,000,000 was outstanding as a result of this transaction.

         Proceeds from these debentures were primarily used to fund the Playboy(R) condom business. For the three months ended March 31, 1998 and 1997, the Company incurred interest expense of approximately $50,000 on this indebtedness. This expense had been included in the loss from discontinued condom operations in the accompanying financial statements and is included in interest expense subsequent to June 30, 1997.

         The Company currently expects to have cash needs during 1998 in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the PT Buana bridge loan; (iii) the continued hiring of an additional full time sales force and sales personnel; (iv) the hiring of additional support staff; (v) the continuing expansion of the manufacturing facility in Indonesia and possible upgrading to produce powder free gloves; (vi) upgrading its information technology via a new enterprise wide computer system; and (vii) for other operating expenses.

         The transaction with Wembley substantially increased liquidity and working capital to the Company. The Company is continuing to seek and identify additional sources of funding to provide capital in the event its cash and credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  1) Form 8-K dated January 2, 1998 wherein information was
                     reported in Item 9.

                  2) Form 8-K dated March 9, 1998 wherein information was
                     reported in Item 9.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    MBf USA, Inc.
                                                    (Registrant)




Date:    May 15, 1998                      By:      /s/ Kwong Ann Lew
                                                    -----------------

                                                    Name:  Kwong Ann Lew
                                                    Title: Chief Financial
                                                           Officer