Form 10-Q
period 1998-06-30
MBF USA INC
filed 1998-08-14
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________ .

          Commission File Number:  0-17458
                                 ---------

                                WRP Corporation
             (Exact name of registrant as specified in its charter)

           Maryland                              73-1326131
           --------                              ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)


                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of August 4, 1998 was 5,649,875 and 1,252,538, respectively.

                                WRP Corporation

                                     INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets
     June 30, 1998 (unaudited) and December 31, 1997 (audited).......... pg. 1

     Consolidated Statements of Operations (unaudited) for the
     Three Months Ended June 30, 1998 and 1997.......................... pg. 3

     Consolidated Statements of Operations (unaudited) for the
     Six Months Ended June 30, 1998 and 1997............................ pg. 4

     Consolidated Statements of Cash Flows (unaudited) for the
     Six Months Ended June 30, 1998 and 1997............................ pg. 5

     Notes to the Interim Consolidated Financial
      Statements (unaudited)............................................ pg. 6

Item 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................. pg. 11

                          PART II - OTHER INFORMATION
Item 6.

     Exhibits and Reports on Form 8-K................................... pg. 17

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 June 30, 1998    December 31, 1997
                                                                 -------------    -----------------
                                                                  (Unaudited)         (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $ 3,069,206          $   161,981
     Accounts receivable - trade, net of allowance for
      doubtful accounts of $210,000 in 1998 and
      $195,000 in 1997                                              5,422,693            5,410,843
     Due from affiliate                                             2,261,040                 -
     Inventories                                                   10,908,654            8,203,861
     Prepaid expenses                                                 728,379            1,055,788
     Investment in LSAI                                                  -               1,076,496
     Deferred income taxes                                            219,951              219,951
     Current assets of discontinued operations                          6,628               44,113
                                                                  -----------          -----------
         Total current assets                                      22,616,551           16,173,033
                                                                  -----------          -----------

PROPERTY, PLANT AND EQUIPMENT:
     Land rights and land improvements                                736,535              736,535
     Construction in progress                                         383,624            2,105,263
     Equipment, furniture and fixtures                             11,188,616            8,780,857
     Building improvements                                          1,495,490            1,488,485
     Vehicles                                                         108,127              108,127
                                                                  -----------          -----------
         Total property, plant and equipment                       13,912,392           13,219,267
     Less - Accumulated depreciation                               (2,099,671)          (1,495,868)
                                                                  -----------          -----------
         Property, plant and equipment, net                        11,812,721           11,723,399
                                                                  -----------          -----------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $438,979
      in 1998 and $405,363 in 1997                                  1,311,021            1,344,637
     Due from affiliates                                                 -                 206,885
     Other assets                                                     101,331               83,291
                                                                  -----------          -----------
         Total other assets                                         1,412,352            1,634,813
                                                                  -----------          -----------

                                                                  $35,841,624          $29,531,245
                                                                  ===========          ===========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       June 30, 1998    December 31, 1997
                                                                       -------------    -----------------
CURRENT LIABILITIES:
     Accounts payable - trade                                          $  1,459,314           $ 2,622,541
     Trade notes payable to banks                                         2,816,104             5,449,181
     Notes payable and current portion of
      long-term obligations                                               4,681,336             6,711,659
     Due to affiliates                                                    5,479,510               342,873
     Accrued expenses                                                     3,686,789             2,366,984
     Current liabilities of discontinued operations                         240,134               258,407
                                                                       ------------           -----------
         Total current liabilities                                       18,363,187            17,751,645
                                                                       ------------           -----------
LONG-TERM OBLIGATIONS                                                     2,075,185             5,647,867
                                                                       ------------           -----------
OTHER LONG-TERM LIABILITIES                                                 339,262               689,162
                                                                       ------------           -----------

MINORITY INTEREST IN SUBSIDIARY                                           1,577,296             1,130,051
                                                                       ------------           -----------
SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value,  1,252,538 shares
      authorized;  1,252,538 shares issued and outstanding                   12,525                12,525
     Common stock, $.01 par value, 10,000,000 shares
      authorized;  6,902,413 and 3,191,667 shares issued                     57,799                31,917
      and outstanding in 1998 and 1997, respectively
     Additional paid-in capital                                          24,020,948            10,876,224
     Accumulated deficit                                                 (9,281,542)           (5,547,089)
     Net unrealized gain on LSAI common stock                                  -                  261,979
     Less - Common stock in treasury, at cost,
      130,000 shares in 1998 and 1997                                    (1,323,036)           (1,323,036)
                                                                       ------------           -----------
         Total shareholders' equity                                      13,486,694             4,312,520
                                                                       ------------           -----------

                                                                       $ 35,841,624           $29,531,245
                                                                       ============           ===========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Three Months
                                                                                 Ended June 30,
                                                                          -----------------------------
                                                                             1998               1997
                                                                          ----------         ----------
                                                                                  (Unaudited)
REVENUES:
     Product sales, net                                                  $15,684,594        $12,399,504
     Interest income                                                          16,984              7,984
     Rental income                                                            45,342             38,040
     Other income (loss)                                                       3,139             (5,324)
                                                                          ----------         ----------
          Total revenues                                                  15,750,059         12,440,204
                                                                          ----------         ----------
COSTS AND EXPENSES:
     Cost of product sales                                                10,970,728          9,983,234
     Selling, general and administrative                                   2,510,220          2,135,475
     Interest                                                                320,566            292,378
                                                                          ----------         ----------
          Total costs and expenses                                        13,801,514         12,411,087
                                                                          ----------         ----------
          Income from continuing operations before
           minority interest, provision for income taxes,
           and loss from discontinued operations                           1,948,545             29,117

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                            (259,488)            65,154
                                                                          ----------         ----------
          Income from continuing operations before
           provision for income taxes and loss from
           discontinued operations                                         1,689,057             94,271

PROVISION FOR INCOME TAXES                                                   350,000               -
                                                                          ----------         ----------
          Income from continuing operations before
           loss from discontinued operations                               1,339,057             94,271

LOSS FROM DISCONTINUED OPERATIONS                                             -              (1,159,562)
                                                                          ----------         ----------
          Net income (loss)                                              $ 1,339,057        $(1,065,291)
                                                                          ==========         ==========
BASIC EARNINGS PER SHARE:
     Continuing operations                                               $      0.20        $      0.02
     Discontinued operations                                                    0.00              (0.27)
                                                                          ----------         ----------
                                                                         $      0.20        $     (0.25)
                                                                          ==========         ==========
DILUTED EARNINGS PER SHARE:
     Continuing operations                                               $      0.19        $      0.02
     Discontinued operations                                                    0.00              (0.27)
                                                                          ----------         ----------
                                                                         $      0.19        $     (0.25)
                                                                          ==========         ==========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                         -----------------------------
                                                                            1998               1997
                                                                         ----------         ----------
                                                                                  (Unaudited)
REVENUES:
     Product sales, net                                                 $30,897,932        $23,806,137
     Interest income                                                         35,973             14,531
     Rental income                                                           78,206             76,166
     Gain on sales of LSAI common stock                                     168,375                -
     Other income                                                             6,263             11,817
                                                                         ----------         ----------
         Total revenues                                                  31,186,749         23,908,651
                                                                         ----------         ----------
COSTS AND EXPENSES:
     Cost of product sales                                               21,724,289         19,295,867
     Selling, general and administrative                                  5,444,040          4,198,925
     Interest                                                               730,629            524,675
                                                                         ----------         ----------
         Total costs and expenses                                        27,898,958         24,019,467
                                                                         ----------         ----------
         Income from continuing operations before
          minority interest, provision for income taxes,
          and loss from discontinued operations                           3,287,791           (110,816)

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                           (447,244)           114,938
                                                                         ----------         ----------
         Income from continuing operations before
          provision for income taxes and loss from
          discontinued operations                                         2,840,547              4,122

PROVISION FOR INCOME TAXES                                                  400,000                -
                                                                         ----------         ----------
         Income from continuing operations before
          loss from discontinued operations                               2,440,547              4,122

LOSS FROM DISCONTINUED OPERATIONS                                              -            (1,373,798)
                                                                         ----------         ----------
         Net income (loss)                                              $ 2,440,547        $(1,369,676)
                                                                         ==========         ==========
BASIC AND DILUTED EARNINGS PER SHARE:
     Continuing operations                                              $      0.43        $      0.00
     Discontinued operations                                                   0.00              (0.32)
                                                                         ----------         ----------
                                                                        $      0.43        $     (0.32)
                                                                         ==========         ==========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                         --------------------------
                                                                                            1998            1997
                                                                                         ----------     -----------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                  $ 2,440,547     $(1,369,676)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation                                                                      603,803         390,269
          Amortization                                                                       33,616          20,529
          Provision for doubtful accounts                                                    15,000         102,000
          Loss from discontinued operations                                                   -           1,373,798
          Loss on disposal of property, plant and equipment                                   -               7,584
          Gain on sale of LSAI common stock                                                (168,375)            (37)
          Changes in certain assets and liabilities:
           Accounts receivable - trade                                                      (26,850)        225,468
           Inventories                                                                   (2,704,794)       (801,610)
           Prepaid expenses                                                                 327,409         242,335
           Other assets                                                                     (18,040)        213,525
           Accounts payable - trade                                                      (1,163,227)        621,050
           Accrued expenses                                                               1,319,805         909,213
           Deferred income taxes                                                              -              (5,584)
           Amounts due (from) to affiliates                                               3,082,482        (266,771)
           Net assets of condom discontinued operations                                      19,212        (294,151)
                                                                                         ----------     -----------
          Net cash provided by operating activities                                       3,760,588       1,367,942
                                                                                         ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (693,125)     (1,573,917)
     Proceeds on sale of LSAI common stock                                                  982,892          14,787
     Minority interest in subsidiary                                                        447,245         692,581
                                                                                         ----------     -----------
          Net cash provided by (used in) investing activities                               737,012        (866,549)
                                                                                         ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on trade notes payable to banks                                        (2,633,076)     (1,606,693)
     Proceeds from issuance of stock                                                      6,995,606           -
     Net borrowings (payments) from notes payable                                        (5,603,005)      2,015,000
     Payments to Indonesian minority interest shareholders                                 (349,900)       (681,053)
                                                                                         ----------     -----------
          Net cash used in financing activities                                          (1,590,375)       (272,746)
                                                                                         ----------     -----------
IMPACT OF EXCHANGE RATES ON CASH                                                              -            (127,033)
                                                                                         ----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,907,225         101,614

CASH AND CASH EQUIVALENTS, beginning of period                                              161,981         321,038
                                                                                         ----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                                $ 3,069,206     $   422,652
                                                                                         ==========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP Corporation
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998

1.   DESCRIPTION OF BUSINESS:

     On June 23, 1998, the shareholders of MBf USA, Inc. (a Maryland Corporation) approved the proposal to change the name of the Company to WRP Corporation. WRP Corporation (together with its subsidiaries, the "Company") markets medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality, disposable, powdered latex examination gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"), formerly known as PT MBf Buana Multicorpora. The Company sells its examination gloves primarily to the medical, food service, dental and retail markets.

2.   BASIS OF PRESENTATION:

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998.

3.   PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AHPC, and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first half of 1998, PT Buana sold approximately 61% of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

4.   MAJORITY SHAREHOLDER TRANSACTION:

     On March 31, 1998, Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") closed the following two agreements, which transferred majority ownership in the Company to Wembley:

     A. MBf International, Ltd. ("MBf International") sold all of the Company's Series A Common Stock (1,252,538 shares), which was owned by MBf International to Wembley for $5.00 per share or $6,262,690 pursuant to the May 20, 1997 stock purchase agreement between MBf International and Wembley; and

     B. Wembley purchased 2,500,000 shares of the Company's unregistered Common Stock for $2.70 per share for a total of $6.75 million, pursuant to its May 20, 1997 subscription agreement with the Company. The purchase price of $2.70 per share reflected a 12 percent discount from the average stock price over the seven consecutive business day range ended May 9, 1997, as detailed by a fairness opinion received from an independent valuation firm.

     On the March 31, 1998 closing date, the market price for the Company's Common Stock was $5.875. The appreciation in the market price of the Company's Common Stock from $2.70 at the date of subscription by Wembley to $5.875 at the closing of the Agreement, created a discount to Wembley totaling $6,175,000. This non-cash dividend totaling $6,175,000 has been recorded as an increase in accumulated deficit and additional paid-in-capital on March 31, 1998 and had no effect on 1998 earnings.

     These transactions provided Wembley with a majority 55% ownership interest in the Company at March 31, 1998. The Company received cash proceeds of $6.75 million from Wembley on that date. At June 30, 1998, Wembley has a 54.4% ownership interest in the Company.

     Subsequent to the closing on March 31, 1998, MBf International still owns 1,682,275 shares of the Company's Common Stock which represents a 24.4% ownership interest in the Company as of June 30, 1998. In addition, Wembley entered into another agreement on March 31, 1998 with MBf International (the "Call and Put Option Agreement") which provides Wembley with the right to purchase 50% of any remaining shares owned by MBf International at $6.00 per share during the one year period beginning March 31, 1999, and provides MBf International with the right to sell up to 1,682,275 shares to Wembley at $5.00 per share during that same one year period.

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

5.   COMMON STOCK:

     The terms of the Series A Common Stock owned by Wembley are substantially the same as the Company's Common Stock except:

     A. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The Company has reserved 1,252,538 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

     B. Series A Common Stock entitles its holder (Wembley) to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

6.   CONDOM DISCONTINUED OPERATIONS:

     Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, the Company, until June 30, 1997, would continue to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, the Company is entitled to receive royalty revenues on sales, if any, of Playboy(R) condoms in these 15 countries and Japan through June 30, 2000 and June 30, 1998, respectively. The royalties received by the Company are not significant and the Company does not anticipate future royalties will be significant.

     Due to the exit of the condom business, the Company ceased selling Playboy(R) condoms on June 30, 1997. For the three and six months ended June 30, 1997, the loss from discontinued operations of the condom business amounted to $1,159,562 and $1,373,798, respectively. These losses include revenues from Playboy(R) condom sales which were $174,488 and $385,461 for the three and six months ended June 30, 1997, respectively.

7.   FOREIGN CURRENCY TRANSACTIONS:

     PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company changed PT Buana's functional currency from the Indonesia Rupiah to the United States dollar. The Indonesian Rupiah has been experiencing volatile foreign currency exchange fluctuations and has weakened substantially compared to the U.S. dollar. Because of this, the Company is apt to experience foreign currency exchange gains and losses in the remeasurement process to U.S. dollars and incur foreign currency transaction gains and losses. Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the second quarters ended June 30, 1998 and 1997, foreign exchange gains (losses) included in the determination of net income (loss) were $145,616 and ($14,262), respectively. During the six months ended June 30, 1998 and 1997, the Company recorded foreign currency losses of ($98,639) and ($146,226), respectively.

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

10.  NET INCOME (LOSS) PER SHARE:

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended June 30 was as follows:

                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                             JUNE 30, 1998          JUNE 30, 1997
                                           -----------------      ------------------
     Basic weighted-average number of
      common shares outstanding                   6,866,183               4,310,871
     Dilutive effect of common share
      equivalents                                    66,802                     ___
                                           ----------------       ------------------
     Diluted weighted-average number of
     common shares outstanding                    6,932,985                4,310,871
                                           ================       ==================

The weighted-average number of common shares and common share equivalents outstanding for the six months ended June 30 were as follows:

                                            SIX MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30, 1998          JUNE 30, 1997
                                           -----------------      ------------------
     Basic weighted-average number of
      common shares outstanding                   5,613,469               4,310,871
     Dilutive effect of common share
      equivalents                                    66,802                     ___
                                              -------------       -----------------
     Diluted weighted-average number of
      common shares outstanding                   5,680,271               4,310,871
                                              =============       =================

At June 30, 1998, there were 6,902,413 shares of the Company's Common Stock and Series A Common Stock outstanding.

11.  SUBSEQUENT EVENT:

     On June 23, 1998, the shareholders of the Company approved the increase in the number of shares of common stock which may be issued under the Company's stock option plan ("Plan") from 400,000 to 1,400,000 shares and changed the name of the Plan to the WRP Corporation Amended and Restated Omnibus Equity Compensation Plan. On July 12, 1998, the Company awarded options to purchase 359,000 shares to officers, directors, and employees of the Company with an exercise price of $6.3125, the fair market value of the Company's stock price on the grant date.

12.  ACCOUNTING FOR INCOME TAXES:

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

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1997 of approximately $4,300,000 which are available to reduce Federal taxable income in future periods and will begin expiring in 2004. Accordingly, no income tax expense was recorded in 1997. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 4. Because of this factor, the utilization of the NOLs generated prior to December 31, 1997 are significantly limited and the Company began recording a provision for income taxes in 1998. For the three and six months ended June 30, 1998, the Company recorded a provision for income taxes of $350,000 and $400,000, respectively.

13.  CONTINGENCIES:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At June 30, 1998, there were eleven lawsuits outstanding against AHPC, two of which were filed in the second quarter of 1998. During November, 1997, AHPC fully settled thirteen claims for a nominal sum. The said claimants alleged adverse reactions to latex glove products allegedly distributed by AHPC. AHPC carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition. However, the actual outcome of these, or any, lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits or that the Company will be able to renew insurance coverage should these outcomes be adverse. Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages would be borne by the Company.

14.  RECLASSIFICATIONS:

     During 1998, the Company began recording rebates as a net product sales item. Prior to 1998, the Company had been recording rebates expense as a selling expense. The consolidated statement of operations for the three and six months ended June 30, 1997 have been restated to reclassify rebates to conform with the 1998 presentation.

15.  SUPPLEMENTAL CASH FLOW INFORMATION:

     On March 31, 1998, the Company recorded a noncash dividend of $6,175,000 on the issuance of 2,500,000 shares to Wembley at a price below discounted market value. This dividend had no effect on either total shareholders' equity nor net income of the Company.

16.  COMPREHENSIVE INCOME:

     In 1998, the Company adopted Statement of Financial Accounting Standards No.130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and unrealized gain on LSAI common stock, is as follows:

                                                                           Accumulated Other
                                                                           Comprehensive Income-
                                             Comprehensive                 Unrealized Gain on LSAI
                                             Income                        Common Stock
                                             ----------------              -------------------------
Balance, December 31, 1997                                                      $    261,979

Net income for the six months
ended June 30, 1998                            $ 2,440,547

Other comprehensive income-
Sale of LSAI common stock                         (261,979)                         (261,979)

Comprehensive income for the                 -----------------
six months ended June 30, 1998                   2,178,568
                                             =================
                                                                               ----------------
Balance, June 30, 1998                                                                     0
                                                                               ================

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (1)

     The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC") is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company continued to achieve record glove sales in the second quarter of 1998, with a 26.5% increase over the same quarter in the previous year.

__________________
(1) Forward looking statements in the Notes to the Company's financial statement and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

     PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began manufacturing and shipping high quality, powdered latex examination gloves to AHPC in May 1996 and sold approximately 61% of its production to AHPC in the first six months of 1998 as compared to 98% during the same period in 1997. PT Buana had total powdered latex exam glove sales of approximately $7.4 million and $4.0 million for the six months ended June 30, 1998 and 1997, respectively. All significant intercompany transactions and sales have been eliminated in consolidation. PT Buana has almost doubled its production capacity over the past year by expanding the number of glove manufacturing lines and now is capable of producing at a run rate of approximately 700 million powdered exam gloves per year. The factory has placed in service all 15 production lines in 1998 which accounts for the reduction in construction in progress during 1998. At present, PT Buana only manufactures powdered latex exam gloves, but has plans to begin producing powder free exam gloves in 1999.

     Through its Playboy(R) license rights and condom distribution agreement, the Company distributed Playboy(R) brand condoms only through June 30, 1997 in accordance with the negotiated termination agreement with Playboy Enterprises, Inc. The Company had accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996 and the disposal period through June 30, 1997.

     The results of operations for the three and six months ended June 30, 1997 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity was reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations.

RESULTS OF OPERATIONS:

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line. Net glove product sales totaled $15,684,594 and $12,399,504 for the three months ended June 30, 1998 and 1997, respectively. This increase represents a 26.5% increase in glove sales in the second quarter of 1998 over the comparable period in 1997. Glove product sales for the six months ended June 30, 1998 were $30,897,932 compared to $23,806,137 for the same period in 1997, an increase of about 30%. These increases in sales are attributable to AHPC's more developed customer relationships, the inclusion of PT Buana glove sales to Wembley of $2,096,678 and $2,866,282, respectively, in the three and six months ended June 30, 1998, and due to an increase in the sales mix to higher priced products, particularly powder free latex examination gloves. Virtually all of PT Buana's sales during the first six months of 1997 were to AHPC. The Company is continuing to strive to increase powder free and non-latex glove sales as the exam glove market moves toward these products and away from powdered latex exam gloves. During the three and six months ended June 30, 1998, two of AHPC's customers accounted for approximately 68.6% and 71.2% respectively, of glove sales.

     Cost of goods sold as a percentage of net product sales for the three and six months ended June 30, 1998 were 70.0% and 70.3%, respectively, compared to 80.5% and 81.0%, respectively, for the comparable periods in 1997. These percentage reductions in the cost of sales and improvements in gross margin are attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a reduction in the raw material latex price; (ii) an increase in sales of higher profit margin glove products, particularly powder free latex examination gloves and non-latex gloves; (iii) improved operations at PT Buana obtained from increased manufacturing capacity and efficiencies; and to a lesser extent; (iv) reduced ocean freight import rates; and (iv) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1998. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors.

     The domestic market for exam gloves is converting from latex powdered to latex powder free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder free gloves. The chlorination process used to make powder free gloves reduces the sensitivity to latex and reduces the powder levels, which emit latex particles in the air. Being customer driven, the Company is providing and selling more latex powder free exam gloves. AHPC's sales of latex powder free exam gloves was approximately 43.2% and 42.1%, respectively, of net product sales in the three and six months ended June 30, 1998 versus 37.4% and 35.7%, respectively, in the comparable periods in 1997. The Company expects that this trend will continue in 1998.

     Selling, general and administrative ("SG&A") expenses increased from $2,135,475 in the three months ended June 30, 1997 to $2,510,220 in the same period of 1998, a 17.5% increase. This increase of $374,475 is attributable to an increase in selling expenses at AHPC of $433,098 commensurate with its sales growth, offset by a foreign currency gain of $145,616 in the second quarter of 1998 (versus a foreign exchange loss of $14,262 in the same period in 1997). As a percentage of total revenues, SG&A expenses decreased to 15.9% for the three months ended June 30, 1998, compared with 17.2% in the comparable period in 1997. For the six months ended June 30, 1998, the SG&A expenses as a percentage of total revenue improved to 17.4% from 17.6% for the same period in 1997. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars, but may decline as a percentage of total revenues in the future.

     Interest expense increased from $524,675 during the six months ended June
30, 1997 to $730,629 in the comparable period in 1998.   This increase of
$205,954 in interest expense is due to (i) PT Buana capitalizing a majority of its interest cost to its factory lines machinery during 1997 when the lines were in progress of completion; (ii) PT Buana's bridging loan which was outstanding in 1998 which incurred an additional penalty interest rate of 3% per month; and
(iii) an increase in the Indonesian prime lending rates in 1998 (average yearly interest rates of 17.7% versus 10.41%, respectively, at June 30, 1998 and 1997). The Company has paid down debt of over $3.75 million, including the complete payoff of PT Buana's bridging loan, during the second quarter of 1998 primarily from the Wembley cash infusion on March 31, 1998. Because of this, the Company anticipates that interest expense may decline in future quarters.

     The Company recorded a foreign currency exchange gain of $145,616 in the second quarter of 1998 versus a foreign exchange loss of $14,262 in the comparable period in 1997, primarily from its Indonesian subsidiary, PT Buana. The foreign exchange gain in the second quarter of 1998 can be attributed to the remeasurement process performed in the conversion of PT Buana's Indonesian

Rupiah financial statements into its functional currency, the U.S. dollar. As the currency exchange fluctuates and depending upon the mix of assets and liabilities in PT Buana's books in Rupiahs, an exchange gain or loss will be incurred. AHPC pays PT Buana in U.S. dollars which enabled the factory to benefit as the U.S. dollars provided stronger purchasing power. During the six months ended June 30, 1998 and 1997, the Company recorded foreign exchange losses of $98,639 and $146,226, respectively. These foreign currency exchange gains and losses are reported as a component of the SG&A expenses category in the consolidated statement of operations. PT Buana's debt facility is a U.S. Dollar based facility and the majority of its foreign exchange loss in 1997 was due to the transaction losses associated with its U.S. Dollar based debt facility transactions. This exchange loss exposure was minimized once the functional currency was changed to the U.S. dollar effective July 1, 1997. PT Buana continues to be exposed to volatile foreign currency exchanges fluctuations and may incur exchange losses or gains in the future.

     Indonesia is currently experiencing economic instability which is characterized with volatile foreign currency exchanges, illiquidity in its banking sector, volatile interest rates and stock markets, and inflation. Resolution of the Indonesian economic crisis is dependent in part on the measures that will be taken by the government of Indonesia, actions which are beyond the Company's control, to achieve economic recoverability. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings, including the effect on transactions with the Company's affiliates, customers and suppliers. The ultimate outcome of this matter cannot presently be determined. The financial statements do not include any adjustment that might result from these uncertainties. The related effects will be reported in the financial statements as they become known and estimable.

     At December 31, 1997, the Company had a net operating loss carry-forward ("NOL") of approximately $4.3 million which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOL is subject to limitations due to certain ownership changes, which occurred in the first quarter of 1998. The Company has recorded a $350,000 income tax provision in the second quarter of 1998 to provide for federal and state income tax liabilities.

     For the second quarter ended June 30, 1998, the net income for the Company was $1,339,057 or 8.5% of total revenues, compared to a net loss of ($1,065,291) in the comparable second quarter of 1997. The basic and diluted earnings per share was $.20 and .19, respectively, in the second quarter of 1998 compared to a basic and diluted loss per share of ($.25) in the same quarter of 1997. For the six months ended June 30, 1998, the Company reported net income of $2,440,547 or 7.8% of total revenues, with a basic and diluted earnings per share of $.43. This favorably compares to a net loss of ($1,369,676) and loss per share of ($.32) in the comparable six month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at June 30, 1998 was $3,069,206 and increased $2,907,225 from $161,981 at December 31, 1997. The Company experienced an increase in cash flows in the six month period primarily from the sale and issuance of 2,500,000 shares of Common Stock to Wembley on March 31, 1998. Wembley's significant cash infusion of $6,750,000 provided the Company with a strengthened balance sheet and a working capital surplus of $4,253,364 at June 30, 1998 compared to a deficit of $1,578,613 at December 31, 1997.

     The Company experienced positive cash flow from operations of $3,760,588 during the six months ended June 30, 1998 as a result of net income of $2,440,547 plus noncash depreciation of $603,803. Additionally, cash was provided by an increase in accrued expenses and amounts due to its affiliate, Wembley, offset by an increase in inventories and a decline in trade accounts payable.

     The Company provided cash from investing activities of $737,012 primarily from the disposal and sale of its investments in LSAI which generated proceeds of $982,892 in the first quarter of 1998, offset by capital expenditures of $693,125 primarily for property, plant and equipment at the PT Buana Indonesian manufacturing facility. The factory continued to expand its operations and has begun to acquire assets to manufacture power free exam gloves. PT Buana plans to begin manufacturing powder free gloves by chlorination in 1999. The disposal of the Company's investments in LSAI resulted in a gain on sales of $168,375 during 1998.

     During the six months ended June 30, 1998, cash was used in financing activities in the amount of $1,590,375 comprised of the cash provided by the $6,750,000 from Wembley from the issuance of 2,500,000 shares of Common Stock, which was offset by net payments on notes payable of $5,603,005. The Company completely paid off the PT Buana bridge loan by June 30, 1998 due to its very high cost of capital. Also, AHPC paid off its bank line of credit during the second quarter of 1998.

     At June 30, 1998, the Company's principal sources of liquidity included:
$3,069,206 of cash and cash equivalents; $7,900,000 total available under a secured bank revolving line of credit (up to $2,500,000) and letter of credit facility (up to $5,400,000), all expiring on December 31, 1998; and $4,025,000 available under a secured Indonesian bank loan facility with a banking syndicate. At June 30, 1998, $0 of the revolving line of credit and $1,264,065 of letters of credit were outstanding under the $7,900,000 facility and all $4,025,000 was outstanding under the Indonesian syndicated bank facility. The Company paid down the entire $2,500,000 bank revolving line of credit in the second quarter of 1998 and has plans to pay off the Indonesia bank loan by August 31, 1998. Thus, the entire $4,025,000 Indonesian loan is classified as a current liability at June 30, 1998.

AHPC had available a $3,300,000 unsecured letter of credit facility with MBf Bank of Tonga, ("MBf Bank") a bank which is majority owned by MBf Holdings. MBf Bank notified AHPC in May, 1998 that it can only provide a letter of credit facility to AHPC in the amount of approximately $400,000 and that all debt obligations above this amount are to be fully relieved by the end of September, 1998. MBf Bank was required to reduce AHPC's facility to comply with its country's banking regulations which limit credit to a single borrower in excess of 30% of the bank's equity. The Company has ceased issuing letters of credit through MBf Bank and has outstanding letters of credit obligations to MBf Bank totaling $1,552,740 at June 30, 1998. AHPC is able to comply with MBf Bank's new limit since all of AHPC's powder free glove purchases are presently from Wembley, whose financing has been converted from letters of credit financing to virtually open payment terms. Additionally, AHPC is working with Wembley to obtain a $2,500,000 letter of credit facility from another bank to provide additional letter of credit financing should the need arise in the future.

     MBf Holdings, the prior ultimate parent company, had provided corporate guarantees on all bank financing arrangements of the Company. Since Wembley acquired the majority interest in the Company from MBf Holdings on March 31, 1998, Wembley is obligated to provide a corporate guarantee to replace those of MBf Holdings. According to the Sale and Purchase Agreement between MBf Holdings and Wembley, Wembley was required to procure within three months from closing an unconditional release without liability of all guarantees given by MBf Holdings. The Company and Wembley are still working toward obtaining the replacement corporate guarantees and the deadline has been extended by MBf Holdings to achieve this objective.

     Inventories at June 30, 1998 increased to $10,908,654 compared with $8,203,861 at December 31, 1997. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume. Net trade accounts payable at June 30, 1998 decreased to $1,459,314 from $2,622,541 at December 31, 1997. The decrease in trade payables is due to the glove purchases from Wembley being reclassified from a trade payables liability to a due to affiliate liability at June 30, 1998.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.20 per share. At June 30, 1998 and December 31, 1997, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     The Company currently expects to have cash needs during 1998 in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the outstanding PT Buana debt; (iii) the continued hiring of an additional full time sales force and sales personnel; (iv) the hiring of additional support staff; (v) the continuing expansion of the manufacturing facility in Indonesia and upgrading to produce powder free gloves; (vi) upgrading its information technology via a new enterprise wide computer system; and (vii) for other operating expenses. The Company has made purchase commitments for the purchase and installation of a sophisticated, integrated enterprise computer system in the amount of approximately $1,200,000. The Company anticipates the system will begin to be operational by December, 1998.

     The transaction with Wembley substantially increased liquidity and working capital to the Company. The Company is continuing to seek and identify additional sources of funding to provide capital in the event its cash and credit facilities do not provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         1) Form 8-K dated April 10, 1998 wherein information was reported in Items 1 and 9.

         2) Form 8-K dated May 5, 1998 wherein information was reported in
            Item  1.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          WRP Corporation
                                          (Registrant)


Date:  August 4, 1998                     By: /s/ Kwong Ann Lew
                                             ----------------------------
                                          Name:   Kwong Ann Lew
                                          Title:  Chief Financial Officer