Form 10-K/A
period 1997-12-31
WRP CORP
filed 1998-11-12
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K A-1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________

                         Commission file number 0-17458

                       WRP CORPORATION, FORMERLY KNOWN AS

                                  MBF USA, INC.
             (Exact name of registrant as specified in its charter)

                 MARYLAND                              73-1326131
                 --------                              ----------
       (State of incorporation)           (I.R.S. employer identification no.)

     500 PARK BOULEVARD, SUITE 1260                      60143
                                                         -----
               ITASCA, IL                              (Zip Code)
               ----------
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 285-9191
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                               NAME OF EACH EXCHANGE
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
                                              -----    -----

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

                                  MBf USA, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----
PART I
    ITEM I.  BUSINESS.................................................     1
    ITEM 2.  PROPERTIES...............................................     7
    ITEM 3.  LEGAL PROCEEDINGS........................................     8
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     9

PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS......................................    10
    ITEM 6.  SELECTED FINANCIAL DATA..................................    11
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................    12
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............    21
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE......................    21

PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......    22
    ITEM 11. EXECUTIVE COMPENSATION...................................    26
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...........................................    30
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........    31

PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K...    33


                                     PART I

ITEM I. BUSINESS(1)

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

     In June 1995, the Board of Directors directed the Company to exit the nutritional products business, where sales were negligible and entry costs were very high, contributing to significant losses. Furthermore, the use of AHPC's cash flow for the nutritional products start-up was limiting AHPC's ability to purchase glove inventory. The restructuring resulted in a one-time change of $1,808,757 which included costs associated with resignation of its Chairman/CEO, President/CEO and CFO, provisions for personnel severance and work force reductions associated with the closing of the New Jersey executive office, the write down of intangible and other assets, costs associated

--------------------------------

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

     The shares of the Company's Common Stock owned and acquired by MBf International since December 31, 1994 are as follows.


                                    Series A
                                  Common Stock     Common Stock        Total
                                  ------------     ------------        -----
Balance, December 31, 1994         1,252,538           15,000        1,267,538

October 30, 1995 -
   $1.2 million cash injection         -              250,981          250,981

Acquisition of PT Buana                -              255,072          255,072

June 17, 1996 -
   $1,402,806 cash injection           -              488,953          488,953

August 20, 1996 -
   $1.0 million cash injection         -              672,269          672,269
                                   ---------        ---------        ---------
Balance, December 31, 1997         1,252,538        1,682,275        2,934,813
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

     Powdered Latex Examination Glove Suppliers. PT Buana supplied approximately 38% of AHPC's powdered latex examination glove inventory in 1997. The remaining 62% of 1997 purchases of powdered latex examination glove inventory was purchased from an unrelated Malaysian supplier. Effective July 12, 1995, the Company entered into a five-year distributor agreement with this unrelated supplier for powdered latex examination gloves. See Note 3 of the Consolidated Financial Statements under Distribution Agreement for more information on this unrelated supplier.

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

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1997, AHPC had seven latex related product liability claims pending against it throughout the United States. All the claims involve plaintiffs that have worked in the medical/health industry, and who allege damages associated with continued use and/or exposure to latex glove products. Each of the seven claims is in a different stage of legal proceeding, and it is not currently possible to determine a favorable or unfavorable outcome for AHPC. In each claim, AHPC is one of several glove distributors named in the suits. All seven of the claims against the Company assert total damages of an indeterminate amount and assert compensatory damages in excess of $50,000.

     Subsequent to December 31, 1997, AHPC was named in one additional lawsuit, in which the plaintiff alleges damages associated with the use of latex gloves. AHPC is one of several defendants named in the suit. This claim asserts damages against the Company of an indeterminate amount and assert compensatory damages in excess of $50,000.

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

                                  COMMON STOCK


FISCAL YEAR ENDED:

         DECEMBER 31, 1997           HIGH               LOW
         -----------------           ----               ---
         First quarter               4-3/8             3-3/8
         Second quarter              5-3/4             2-3/4
         Third quarter               3-7/8             2-3/4
         Fourth quarter               6                1-3/4

DECEMBER 31, 1996
-----------------
         First quarter               5-1/4             3-7/8
         Second quarter              4-1/8             3-1/4
         Third quarter               2-3/8             1-3/4
         Fourth quarter              1-7/8             1-1/4

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

                                                                            MBF USA, INC.
                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                 1997            1996           1995           1994           1993
                                                 ----            ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:

Product sales                                  $53,810,060    $47,589,421    $40,950,968     $34,301,735    $31,241,073
Cost of goods sold                              40,760,146     38,358,756     36,177,651      27,387,357     26,543,652
Gross profit                                    13,049,914      9,230,665      4,773,317       6,914,378      4,697,421
Operating expenses                              12,115,781      9,580,126      7,322,140       6,397,607      5,915,411
Restructure charge                                  -              -           1,808,757          -              -

Minority interest in income
   of subsidiary                                  (300,145)       (77,732)        (2,174)         -              -

Net income (loss) from continuing
   operations                                    1,249,392       (247,608)    (4,092,779)      1,093,786     (1,056,570)

Loss from discontinued operations                 (783,670)      (916,979)      (771,625)        (93,256)      (354,259)
Net income (loss)                                 $465,722    $(1,164,587)   $(4,864,404)     $1,000,530    $(1,410,829)

PER SHARE DATA:

Basic and Diluted Net income (loss) per share         $.11          $(.32)        $(2.00)           $.41          $(.59)

BALANCE SHEET DATA  (END OF PERIOD):

Total assets                                   $29,531,245    $27,513,624    $26,373,204     $18,493,771    $17,600,575
Long-term obligations                          $ 5,647,867    $ 7,098,132    $10,342,500     $ 3,065,232    $ 1,108,330
Total shareholders' equity                     $ 4,312,520    $ 3,531,424    $ 1,319,661     $ 3,911,116    $ 3,742,141

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

--------------------------

     (2) Forward looking statements in this Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Companys plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading "Risks Affecting Forward Looking Statements and Stock Prices." The Company cautions investors that its business is subject to significant risks and uncertainties.

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

     Selling, general and administrative ("SG&A") expenses increased from $8,462,426 in 1996 to $10,634,314 in 1997, a 25.7% increase. The increase is attributable to: (i) the increase in SG&A expenses from PT Buana's operations of $161,403, which began in April 1996; (ii) an increase in selling expenses at AHPC of $1,118,175 commensurate with its sales growth; (iii) the expansion of the Company's sales and support forces of $867,852; (iv) an increase in September 1996 in rebates of $629,410 provided to certain customers; (v) increased reserves for lawsuit claims and other purposes of $108,000; and (vi) cost incurred in 1997 for the research, study, and recommendation to purchase, install and implement a new enterprise wide computer system of $140,232. As a percentage of 1997 net product sales, SG&A expenses increased to 19.8%, compared with 17.8%
in 1996 and 16.4% in 1995. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net revenues in the future.

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

     Effective July 1, 1997, in accordance with Statement of Financial Accounting Standards No. 52, PT Buana changed its functional currency for financial statements reporting purposes from the Indonesian rupiah to the U.S. dollar. The net effect of this change in functional currency resulted in a gain of $277,035 during 1997 as a result of remeasuring the foreign currency of record (rupiah) into the functional currency (U.S. dollars).

     At December 31, 1997, Indonesia is currently experiencing economic instability which is characterized by volative currency exchanges, illiquidity in its banking sector, volative interest rates and stock markets, as well as inflation. PT Buana will continue to incur foreign currency exchange losses as the Indonesian rupiah weakens against the U.S. dollar.

     The resolution of the economic crisis is dependent, in part, on the measures that will be taken by the government of Indonesia, actions which are beyond the Company's control. It is not possible to determine the future effect a continuation of the economic crisis may have on the Company's liquidity and earnings, including the effect on transactions with the Company's affiliates, customers and suppliers. The financial statements do not include any adjustments that might result from these uncertainties. The related effect will be reported in the Company's financial statements as they become known and estimable.

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

     The Company continued to have losses from the disposal of the condom operations which amounted to $(783,670) in 1997. During the fourth quarter of 1997, the Company revised its estimate of possible condom returns and related costs associated with the cessation of the condom business. The Company reduced its loss from disposal by $590,128 compared to the loss as reported. The Company's exit of the condom business is part of the strategy to return the Company to profitability.

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

     The Company experienced positive cash flow from operations of $1,588,370 during 1997 as a result of net income of $465,722 plus noncash depreciation of $898,831 and an increase in accrued expenses, which were offset by an increase in account receivables. The Company used $3,063,735 for investing in the purchase of fixed assets for expanding the operations of the PT Buana manufacturing facility in Indonesia. The Company experienced positive cash flow of $75,374 from financing activities during 1997. This included increased cash from additional borrowings of $2,846,480, offset by debt payments of $1,500,000 and a decrease in letter of credit obligations of $1,561,272. At December 31, 1997, the Company had no current material commitments for capital expenditures.

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

     Financing. The Company's current credit facility expires December 31, 1998, with an option to renew for another two years. There can be no assurances that it will be renewed, extended or sufficient to finance continued growth of the Company. The facility is guaranteed by MBf Holdings, which has significantly greater resources than the Company. Should such guarantee not continue to be made available to the Company, there can be no assurances that the Company will be able to obtain the same level of, or interest rate for, bank financing. Should the proposed change of control to Wembley occur, the Company will most likely not be willing to continue to guarantee the credit facility and there can be no assurances that the Company on its own or in conjunction with guarantees from Wembley, will be able to continue such credit facility or replace it with a comparable substitute facility.

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

     Dissolution and Liquidation of Accountants to Subsidiary. PT Buana is a
70% owned Indonesian subsidiary of the Company. The accounting firm of KPMG Hanadi Sudjendro & Rekan ("HS&R") prepared PT Buana's financial statements for the year ended December 31, 1995. The Company has been informed that HS&R was dissolved and liquidated during 1998. As a result, the Company may find it extremely difficult, if not impossible, to seek recourse against HS&R in the event there is a need to make a claim against HS&R, for any reason. At present, no facts have come to the Company's attention which would indicate any need to make a claim against HS&R.










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

     During 1996, Mr. Teik Hok Loy became the President and Chief Executive Officer of MBf Holdings and was elected to the Board of Directors on December 17, 1993. He served in various capacities with MBf Holdings since 1988, concentrating in the field of financial services and leasing operations, and served as the President of MBf Leasing Sdn. Bhd., a subsidiary of MBf Holdings, at that time. In 1990, Mr. Loy served as the President of MBf Holdings' Asian Leasing Division, where he was responsible for the leasing activities in Southeast Asia and the South Pacific Islands. In 1993, he became the President of MBf Holdings' Trading and Consumer Services Division. Teik Hok Loy is the son of the late Tan Sri Dato Loy.

     Since September 1995, Heng Sewn Loi has been the Chairman of the Company and was elected to the Board of Directors on December 17, 1993. He has served in various capacities with MBf Holdings since 1988 as the Executive Director of PT Sejahtera MBf, a joint venture company between MBf Holdings and an Indonesian company, which provided consumer financing and industrial leasing services. In 1990, he served as President of MBf Factors Ltd., a subsidiary of MBf Holdings, which provided various corporate financial services. In 1992, Mr. Loi became the President of MBf Holdings' Manufacturing Division where he was responsible for the activities of five manufacturing subsidiaries. Heng Sewn Loi is the nephew of the late Tan Sri Dato Loy.

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

     Richard C.M. Wong was elected Class A Director of the Company on May 20, 1997. Mr. Wong is currently the President and Chief Executive Officer of Wembley Rubber Products (M) Sdn Bhd ("Wembley"). Mr. Wong is responsible for the overall management of Wembley and was appointed to its Board of Directors on June 13, 1996. On August 18, 1996, he was appointed as the President/Chief Executive Officer of Wembley to spearhead management's efforts to transform Wembley into a world class manufacturer and marketer of quality health care and related products.

     Mr. Wong, an Australian trained accountant, was the Managing Director/Group Chief Executive of Nylex, a public company listed on the Kuala Lumpur Stock Exchange in Malaysia. He had been with Nylex Malaysia, a subsidiary of BTR Plc, a USD 15 billion company with business in over 60 countries, for the past 18 years, rising from Financial Controller/Company Secretary and General Manager, to Managing Director and Group CEO. He left Nylex at the end of June 1994 after 18 years with the Group to start his own venture. Under his leadership, Nylex not only won the country's 1991 Quality Management Award from the Ministry of International Trade & Industry, Malaysia but also became the first company in Malaysia to be awarded the ISO 9001. Mr. Wong is the Founder of TEC Asia Centre, which owns the right to the TEC process in Asia from TEC Worldwide, USA. TEC is an International Organization of CEOs and its mission is to help CEOs to proactively manage change and stay ahead of competition through sharing ideas, expertise and personal experience with other successful CEOs. Currently, Mr. Wong sits on the Board of three publicly listed companies on the Kuala Lumpur Stock Exchange - Nylex (Malaysia) Bhd (Deputy Chairman), Sungei Way Holdings Bhd and Sunway Technology Bhd.

     Kwong Ann Lew was elected Class A Director of the Company on May 20, 1997. Mr. Lew is an Executive Director and the Chief Financial Officer of Wembley since May 3, 1996. He holds a Bachelor of Accounting (Honours) degree from the University of Malaysia. He is a member of the Malaysian Association of Certified Public Accountants, the Malaysian Institute of Accountants and the Malaysian Institute of Taxation. He was with Arthur Andersen LLP from 1988 to 1991 before joining Uniphoenix Corporation Berhad ("Uniphoenix"), a publicly listed company, as the manager of the Corporate Finance unit. Prior to joining Wembley, he held the position of Senior General Manager - Corporation Finance and Accounting Division and the head of the Group Managing Director's Office of Uniphoenix.

     Mr. Wong and Mr. Lew were elected on May 20, 1997 as Class A Directors in the place of Mr. Teoh Cheng Soon and Dr. Teo Sen Chong who resigned prior to their appointment and as a result of the Wembley agreements to buy 55.1% of the Company as described in
Item 13, "Certain Relationships and Related Transactions."

     Stephen Tan was transferred by MBf Holdings to the United States in September 1995 to serve as Chief Financial Officer and Secretary of the Company. He had been engaged by MBf Holdings as Chief Financial Officer of the Trading Division since December 1994. From March 1992 to December 1994, Mr. Tan was self employed as a financial and business consultant in New Zealand. Mr. Tan was an Audit Manager with The Audit Office in New Zealand from December 1987 to March 1992. Mr. Tan is a London Certified Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other executive officers whose aggregate annual salary and bonus exceeded $100,000 during the Company's last three fiscal years:

                                                Annual Compensation                      Long-Term Compensation
                                                -------------------                      ----------------------
                                Fiscal                                 Other Annual       Stock        All Other
Name & Principal Position         Year        Salary        Bonus      Compensation      Options     Compensation
-------------------------         ----        ------        -----      ------------      -------     ------------
Heng Sewn Loi,                    1997     $ 144,800         -          $   60,348         5,000           -
Chairman and Chief                1996     $ 140,000     $ 34,028       $   90,705          -              -
Executive Officer                 1995          -            -          $   20,000        40,000           -

Edward J. Marteka,                1997*    $ 160,000     $ 26,667       $    7,200         5,000           -
President                         1996     $ 160,000     $ 33,333       $    7,200          -              -
                                  1995     $ 150,000     $ 29,166       $    7,200        15,000           -

Stephen Tan                       1997*    $  68,208     $ 11,368       $   35,330          -              -
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

EMPLOYMENT AGREEMENTS

     On September 1, 1995, the Company entered into an employment agreement with Mr. Heng Sewn Loi (the "Loi Agreement"). The Loi Agreement provides for: (i) Mr. Loi to serve as Chairman of the Company; (ii) a base salary of $140,000; (iii) non-qualified stock options to purchase 40,000 shares of Common Stock under the Plan, with 20,000 shares exercisable commencing July 21, 1995, and 20,000 shares exercisable commencing July 21, 1996 at an exercise price of $7.80, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical allowance, automobile allowance, living expenses, dependent tuition allowance, home leave and family travel, provident fund, relocation expenses, tax equalization settlement, U.S. legal and taxation matters and other additional customary benefits. Due to Mr. Loi's pending U.S. work permit status, Mr. Loi's salary from September 1, 1995 through December 31, 1995 was incurred by MBf Holdings. Mr. Loi's work permit in the U.S. was approved in January 1996 and since then his salary was paid by the Company.

     On April 1, 1994, the Company entered into an employment agreement with Edward J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as President of the Company (since May 31,

1995) and AHPC; (ii) a base salary of $160,000; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan, with 5,000 shares exercisable commencing April 1, 1994, 20,000 shares April 1, 1995 and 10,000 shares April 1, 1996 at an exercise price of $11.875, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The Company also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock, with 7,000 shares exercisable commencing July 21, 1995 and 7,000 shares July 21, 1996, at an exercise price of $7.80, the closing price of Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by Compensation Committee. Mr. Marteka also received options to purchase 1,000 shares of the Company's Common Stock upon his appointment as Class A Director in 1995.

     On September 1, 1995, the Company entered into an employment agreement with Mr. Stephen Tan (the "Tan Agreement"). The Tan Agreement provides for: (i) Mr., Tan to serve as Chief Financial Officer and Secretary of the Company; (ii) a base salary of $65,000; (iii) automobile allowances, living expenses, dependent tuition allowance, home leave, U.S. taxation on allowances and other customary benefits. On July 23, 1996, the Company's Compensation Committee granted non-qualified stock options to purchase 15,000 shares of Common Stock under the Plan, with 5,000 shares exercisable commencing July 23, 1996, 5000 shares exercisable commencing July 23, 1997 and 5,000 shares exercisable commencing July 23, 1998 at a price of $2.75, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted. Due to pending U.S. work permit status, Mr. Tan's salary from September 1, 1995 through March 15, 1996 was incurred by MBf Holdings. Mr. Tan's work permit was approved in March 1996, and since then his salary was paid by the Company.

     As approved by the Compensation Committee, all of Mr. Loi and Mr. Marteka's outstanding stock options were repriced effective July 23, 1996 to $2.75, the closing stock price on that date.

OPTION GRANTS IN FISCAL 1997

                    Option / SAR Grants in Last Fiscal Year

                                                                                 Potential Realizable
                                                                                Value at Assumed Rates
                                 Individual                                         of Stock Price
                                 Grants                                         Appreciation for Option
                                                                                         Term

       (a)             (b)             (c)             (d)            (e)           (f)           (g)
                    Number of      % of Total
                    Securities    Options/SARs
                    Underlying     Granted to       Exercise
                   Options/SARs    Employees in       of            Expiration
      Name         Granted (#)     Fiscal Year     Base Price         Date         5% ($)       10%($)
      ----         -----------     -----------     ----------         ----         ------       ------
Loi Heng Sewn         5,000           5.4%           $3.66          1/6/07        $29,800      $47,450
Edward Marteka        5,000           5.4%           $3.66          1/6/07        $29,800      $47,450

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

     Mr. Loi and Mr. Marteka were each granted options to purchase 5,000 shares of the Company's Common Stock in accordance with the Company's January 6, 1997 stock option offering. The options granted are exercisable and vest as follows for each of Messrs. Loi and Marteka: 1,667 shares immediately; 1,667 shares commencing one year from the date of grant; and 1,666 shares commencing two years from the date of grant.

AGGREGATE OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises in fiscal 1997 by the executive officers named in the summary compensation table and the value of such officers' unexercised stock options as of December 31, 1997.

                                                           Number of Unexercised            Value of In-the-Money
                             Shares          Value          Options at 12/31/97              Options at 12/31/97
                           Acquired on     Realized         -------------------              -------------------
                           Exercise(#)       ($)       Exercisable    Unexercisable     Exercisable    Unexercisable
                           -----------       ---       -----------    -------------     -----------    -------------
Heng Sewn Loi                 - 0 -         - 0 -         51,666          3,334           $56,600          $717

Edward J. Marteka             - 0 -         - 0 -         51,666          3,334           $56,600          $717

Stephen Tan                    -0-           -0-          10,000          5,000           $11,250         $5,625

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

                                                                                       Percent of
                                                             Amount and Nature of     Total Voting
Title of Class          Name of Beneficial Owner             Beneficial Ownership       Stock(2)
--------------          ------------------------             --------------------      ---------
Series A Common Stock   MBf International Ltd.(1)                       1,252,538        29.03%
Common Stock            MBf International Ltd.(1)                       1,682,275        39.00%
Common Stock            Teik Hok Loy                                       10,000(3)       -
Common Stock            Heng Sewn Loi                         55,000(3)
Common Stock            Heng Sewn Loi                          6,824       61,824         1.43%
                                                             -------
Common Stock            Edward J. Marteka                     55,000(3)                    -
Common Stock            Edward J. Marteka                     11,500       66,500         1.54%
                                                             -------
Common Stock            George Jeff Mennen                                  5,000(3)       -
Common Stock            Robert J. Simmons                                   5,000(3)       -
Common Stock            Stephen K.H. Tan                      15,000(3)                    -
Common Stock            Stephen K.H. Tan                       9,000       24,000          -
                                                             -------
Common Stock            Robert C. Carter                                   10,000(3)       -
Common Stock            Total Executive Officers & Directors
                        as a group (8 persons)               151,000(3)
                                                              27,324      178,324         4.13%
                                                             -------

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

-----------------------------------
* Represents less than 1%
(1) MBf International Ltd. is located at 17th floor, One Pacific Place,
    88 Queensway, Hong Kong.
(2) Percent of Class is based upon the combined number of shares of Series A Common Stock and Common Stock outstanding on March 18, 1998.
(3) Represents shares to be issued upon exercisable options granted under the Company's Omnibus Equity Compensation Plan.

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

     The Company's subsidiary, AHPC, has two bank letter-of-credit banking facilities available, one of which is MBf Bank of Tonga. The letter-of-credit liabilities due to MBf Bank of Tonga totaled $2,361,634 and $3,160,627 at December 31, 1997 and 1996, respectively. All letter-of-credit liabilities are guaranteed by MBf Holdings.

     In June, 1995, the Company entered into the letter-of-credit banking facility agreement with MBf Bank of Tonga, in the amount of Tonga dollars T$1,000,000 or approximately U.S. $800,000. On August 24, 1996, the MBf Bank of Tonga approved an additional T$2 million letter-of-credit facility, bringing the total facility to T$3 million or approximately U.S. $2.4 million. During 1996, the facility was increased to T$5.75 million or approximately U.S. $4.6 million. This facility is unsecured and guaranteed by MBf Holdings.

     MBf Asia Capital Corporation Holdings Limited, a Hong Kong corporation, has a 91.25% ownership interest in MBf Bank of Tonga. MBf Asia Capital Corporation Holdings Limited is a wholly owned subsidiary of MBf Holdings Sdn. Bhd.

     In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. (Alliance"), a company 60% owned by Robert Simmons, a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $48,000 in 1997 for their services.

     See Note 4 of the Notes to Consolidated Financial Statements for additional information on related party transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8K

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

10.44 Employment Agreement dated April 1, 1994 between Edward J. Marteka and American Health Products Corporation.

10.45 Amendment to Employment Agreement between MBf USA, Inc. and Edward J. Marteka dated as of June 1, 1995.

10.46 Amendment to Employment Agreement between MBf USA, Inc. and Edward J. Marteka dated as of July 22, 1996.

21      Subsidiaries of the Company (1)

23.1    Consent of Arthur Andersen LLP (2)

23.2    Consent of KPMG Hanadi Sudjendra & Rekan (1)

(b) During the last quarter of 1997, the Company filed the following reports on Form 8-K

(i) Form 8-K dated October 24, 1997 wherein the Company reported information under Item 9.

(c)     Financial Statement Schedules

27.1 Schedule II -- valuation and qualifying accounts schedules not listed above have been omitted because they are inapplicable or the information required to be set forth there in provided in the consolidated financial statements of the Company or notes thereto.

(1)     Previously filed
(2)     Filed herewith


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:
                                 MBf USA, INC.

Date: November 12, 1998           By: /s/ Edward J. Marteka
                                      ---------------------
                                      Edward J. Marteka

Date: November 12, 1998           By: /s/ Lew Kwong Ann
                                      ---------------------
                                      Lew Kwong Ann

                         MBf USA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                         MBf USA, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



                                                                         PAGE
                                                                         ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

INDEPENDENT AUDITORS' REPORT                                              F-3

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996                   F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
 ENDED DECEMBER 31, 1997, 1996 AND 1995                                   F-6

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS
 ENDED DECEMBER 31, 1997, 1996 AND 1995                                   F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
 ENDED DECEMBER 31, 1997, 1996 AND 1995                                   F-8

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



                                              /s/ Drs. Achmad Hidayat
                                              ----------------------------------

                                              Drs. Achmad Hidayat
                                              Registered Accountant No. D-2460
                                              KPMG Hanadi Sudjendra & Reken


Jakarta, Indonesia
February 14, 1996

                         MBf USA, INC. AND SUBSIDIARIES


             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996



                                       ASSETS                               1997            1996
                                                                        ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $    161,981    $    321,038
    Accounts receivable-trade, net of allowance for doubtful accounts
     of $195,000 in 1997 and $73,000 in 1996                               5,410,843       4,677,490
    Inventories                                                            8,203,861       8,094,649
    Prepaid expenses                                                       1,055,788         999,704
    Investment in LSAI                                                     1,076,496            --
    Deferred income taxes                                                    219,951          58,893
    Current assets of discontinued operations                                 44,113         264,520
                                                                        ------------    ------------
                     Total current assets                                 16,173,033      14,416,294
                                                                        ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                                        736,535         694,272
    Construction in progress                                               2,105,263       1,074,092
    Equipment, furniture and fixtures                                      8,780,857       7,183,071
    Building improvements                                                  1,488,485       1,262,248
    Vehicles                                                                 108,127         105,023
                                                                        ------------    ------------
                     Total property, plant and equipment                  13,219,267      10,318,706

    Less-Accumulated depreciation                                         (1,495,868)       (736,858)
                                                                        ------------    ------------
    Property, plant and equipment, net                                    11,723,399       9,581,848
                                                                        ------------    ------------
INVESTMENT IN LSAI                                                              --         1,015,117
                                                                        ------------    ------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $405,363 in 1997 and
     $364,305 in 1996                                                      1,344,637       1,385,695
    Due from affiliates                                                      206,885         550,210
    Other assets                                                              83,291         297,209
    Assets of discontinued operations                                           --           267,251
                                                                        ------------    ------------
                    Total other assets                                     1,634,813       2,500,365
                                                                        ------------    ------------
                                                                        $ 29,531,245    $ 27,513,624
                                                                        ============    ============




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES


             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                         LIABILITIES AND SHAREHOLDERS' EQUITY                      1997             1996
                                                                                ------------    ------------
CURRENT LIABILITIES:
    Accounts payable--trade                                                     $  2,622,541    $  3,291,506
    Trade notes payable to banks                                                   5,449,181       7,010,453
    Notes payable and current portion of long-term obligations                     6,711,659       3,914,914
    Due to affiliates                                                                342,873         382,358
    Accrued expenses                                                               2,366,984       1,219,914
    Current liabilities of discontinued operations                                   258,407         302,416
                                                                                ------------    ------------
                     Total current liabilities                                    17,751,645      16,121,561
                                                                                ------------    ------------

LONG-TERM OBLIGATIONS                                                              5,647,867       7,098,132
                                                                                ------------    ------------

OTHER LONG-TERM OBLIGATIONS:
    Deferred income taxes                                                             67,117         200,286
    Other liabilities                                                                622,045         341,047
                                                                                ------------    ------------
                     Total other long-term liabilities                               689,162         541,333
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN SUBSIDIARY                                                    1,130,051         221,174
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value; 1,252,538 shares authorized;
       1,252,538 shares issued and outstanding                                        12,525          12,525
    Common stock, $.01 par value; 10,000,000 shares authorized; 3,191,667 and
       3,188,333 shares issued and outstanding in 1997 and 1996, respectively         31,917          31,883
    Additional paid-in capital                                                    10,876,224      10,875,897
    Accumulated deficit                                                           (5,547,089)     (6,012,811)
    Net unrealized gain on LSAI common stock                                         261,979            --
    Cumulative foreign currency translation adjustment                                  --           (53,034)
    Less-Common stock in treasury, at cost, 130,000 shares in 1997 and 1996       (1,323,036)     (1,323,036)
                                                                                ------------    ------------
                     Total shareholders' equity                                    4,312,520       3,531,424
                                                                                ------------    ------------
                                                                                $ 29,531,245    $ 27,513,624
                                                                                ============    ============



         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MBf USA, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                      1997            1996            1995
                                                                                  ------------    ------------    ------------
REVENUES:
    Product sales, net                                                            $ 53,810,060    $ 47,589,421    $ 40,950,968
    Interest-affiliates                                                                   --              --            72,688
    Interest                                                                            37,310          40,737          27,970
    Rental income                                                                      158,517            --              --
    Gain on sales of LSAI common stock                                                  79,483            --              --
    Other                                                                               18,052          81,959         166,317
                                                                                  ------------    ------------    ------------
              Total revenues                                                        54,103,422      47,712,117      41,217,943
                                                                                  ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of product sales                                                           40,760,146      38,358,756      36,177,651
    Selling, general and administrative                                             10,634,314       8,462,426       6,707,634
    Restructure charge                                                                    --              --         1,808,757
    Interest                                                                         1,481,467       1,117,700         614,506
                                                                                  ------------    ------------    ------------
              Total costs and expenses                                              52,875,927      47,938,882      45,308,548
                                                                                  ------------    ------------    ------------
              Income (loss) from continuing operations before minority
                 interest, benefit from income taxes and loss from discontinued
                 operations                                                          1,227,495        (226,765)     (4,090,605)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                             (300,145)        (77,732)         (2,174)
                                                                                  ------------    ------------    ------------
              Income (loss) from continuing operations before benefit from income taxes and loss from
                 discontinued operations                                               927,350        (304,497)     (4,092,779)

BENEFIT FROM INCOME TAXES                                                              322,042          56,889            --
                                                                                  ------------    ------------    ------------
              Income (loss) from continuing operations before loss
                 from discontinued operations                                        1,249,392        (247,608)     (4,092,779)

LOSS FROM DISCONTINUED OPERATION:
    Operations                                                                            --          (840,792)       (703,893)
    Disposal                                                                          (783,670)        (76,187)        (67,732)
                                                                                  ------------    ------------    ------------
              Net income (loss)                                                   $    465,722    $ (1,164,587)   $ (4,864,404)
                                                                                  ============    ============    ============
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
       Continuing operations                                                      $       0.29    $      (0.07)   $      (1.68)
       Discontinued operations                                                           (0.18)          (0.25)          (0.32)
                                                                                  ------------    ------------    ------------
                                                                                  $       0.11    $      (0.32)   $      (2.00)
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

                         MBF USA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(RETROACTIVELY RESTATED TO REFLECT THE 10-FOR-1 REVERSE STOCK SPLIT, SEE NOTE 9)





                                                                              SERIES A
                                                                            COMMON STOCK                 COMMON STOCK
                                                                        SHARES         AMOUNT        SHARES        AMOUNT
                                                                      ------------------------      ------------------------
BALANCE, December 31, 1994                                            1,252,538   $     12,525      1,224,248   $     12,242

    Issuance of common stock upon exercise of stock options
                                                                           --             --              495              5
    Issuance of common stock for loan conversion                           --             --          250,980          2,510
    Issuance of common stock for 70% interest in PT Buana
                                                                           --             --          255,072          2,551
    Net loss                                                               --             --             --             --
    Foreign currency translation adjustment                                --             --             --             --
                                                                      ---------   ------------      ---------   ------------

BALANCE, December 31, 1995                                            1,252,538         12,525      1,730,795         17,308

    Issuance of common stock to MBf International for $1,402,528
                                                                           --             --          488,973          4,889
    Issuance of common stock to PIE Healthcare for $1,000,000
                                                                           --             --          296,296          2,963
    Issuance of common stock to MBf International for $1,000,000
                                                                           --             --          672,269          6,723
    Net loss                                                               --             --             --             --
    Foreign currency translation adjustments                               --             --             --             --
                                                                      ---------   ------------      ---------   ------------

BALANCE, December 31, 1996                                            1,252,538         12,525      3,188,333         31,883

    Issuance of common stock upon exercise of stock options
                                                                           --             --            3,334             34
    Net income                                                             --             --             --             --
    Foreign currency translation adjustment                                --             --             --             --
    Indonesian paid-in capital adjustment                                  --             --             --             --
    Unrealized gain on LSAI common stock                                   --             --             --             --
                                                                      ---------   ------------      ---------   ------------

BALANCE, December 31, 1997                                            1,252,538   $     12,525      3,191,667   $     31,917
                                                                      =========   ============      =========   ============


                                                                                                    CUMULATIVE     UNREALIZED
                                                                                                     FOREIGN        GAIN ON
                                                                    ADDITIONAL      RETAINED         CURRENCY        LSAI
                                                                     PAID-IN        EARNINGS        TRANSLATION      COMMON
                                                                     CAPITAL        (DEFICIT)       ADJUSTMENT       STOCK
                                                                   ------------    ------------    ------------    ------------
BALANCE, December 31, 1994                                         $  5,193,205    $     16,180    $       --      $       --

    Issuance of common stock upon exercise of stock options
                                                                          2,945            --              --              --
    Issuance of common stock for loan conversion                      1,197,490            --              --              --
    Issuance of common stock for 70% interest in PT Buana
                                                                      1,094,304            --              --              --
    Net loss                                                               --        (4,864,404)           --              --
    Foreign currency translation adjustment                                --              --           (26,856)           --
                                                                   ------------    ------------    ------------    ------------

BALANCE, December 31, 1995                                            7,487,944      (4,848,224)        (26,856)           --

    Issuance of common stock to MBf International for $1,402,528
                                                                      1,397,639            --              --              --
    Issuance of common stock to PIE Healthcare for $1,000,000
                                                                        997,037            --              --              --
    Issuance of common stock to MBf International for $1,000,000
                                                                        993,277            --              --              --
    Net loss                                                               --        (1,164,587)           --              --
    Foreign currency translation adjustments                               --              --           (26,178)           --
                                                                   ------------    ------------    ------------    ------------

BALANCE, December 31, 1996                                           10,875,897      (6,012,811)        (53,034)           --

    Issuance of common stock upon exercise of stock options
                                                                          9,135            --              --              --
    Net income                                                             --           465,722            --              --
    Foreign currency translation adjustment                                --              --            53,034            --
    Indonesian paid-in capital adjustment                                (8,808)           --              --              --
    Unrealized gain on LSAI common stock                                   --              --              --           261,979
                                                                   ------------    ------------    ------------    ------------

BALANCE, December 31, 1997                                         $ 10,876,224    $ (5,547,089)   $       --      $    261,979
                                                                   ============    ============    ============    ============


                                                                     TREASURY      SHAREHOLDERS'
                                                                      STOCK           EQUITY
                                                                   ------------    ------------
BALANCE, December 31, 1994                                         $ (1,323,036)   $  3,911,116

    Issuance of common stock upon exercise of stock options
                                                                           --             2,950
    Issuance of common stock for loan conversion                           --         1,200,000
    Issuance of common stock for 70% interest in PT Buana
                                                                           --         1,096,855
    Net loss                                                               --        (4,864,404)
    Foreign currency translation adjustment                                --           (26,856)
                                                                   ------------    ------------

BALANCE, December 31, 1995                                           (1,323,036)      1,319,661

    Issuance of common stock to MBf International for $1,402,528
                                                                           --         1,402,528
    Issuance of common stock to PIE Healthcare for $1,000,000
                                                                           --         1,000,000
    Issuance of common stock to MBf International for $1,000,000
                                                                           --         1,000,000
    Net loss                                                               --        (1,164,587)
    Foreign currency translation adjustments                               --           (26,178)
                                                                   ------------    ------------

BALANCE, December 31, 1996                                           (1,323,036)      3,531,424

    Issuance of common stock upon exercise of stock options
                                                                           --             9,169
    Net income                                                             --           465,722
    Foreign currency translation adjustment                                --            53,034
    Indonesian paid-in capital adjustment                                  --            (8,808)
    Unrealized gain on LSAI common stock                                   --           261,979
                                                                   ------------    ------------

BALANCE, December 31, 1997                                         $ (1,323,036)   $  4,312,520
                                                                   ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MBf USA, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997          1996           1995
                                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $   465,722    $(1,164,587)   $(4,864,404)
    Adjustments to reconcile net income (loss) to net cash provided by (used
       in) operating activities-
           Depreciation                                                            898,831        532,148        101,990
           Amortization                                                             41,058         57,778         51,207
           Provision for doubtful accounts                                         122,000         16,900         15,500
           Loss from discontinued operations                                          --          840,792        703,893
           Loss from disposal of discontinued operations                           783,670         76,187         67,732
           Loss on disposal of property, plant and equipment                        15,606          8,883         53,405
           Gain on sales of LSAI common stock                                      (79,483)          (998)          --
           Write-off of trademarks                                                    --             --           50,425
           Changes in certain assets and liabilities-
              Accounts receivable--trade                                          (855,353)      (576,029)      (701,300)
              Inventories                                                         (109,212)     1,937,014     (3,108,000)
              Prepaid expenses                                                     (56,084)      (551,594)      (218,966)
              Other assets                                                          52,860        (69,636)        (9,929)
              Accounts payable--trade                                             (668,965)    (3,845,331)     2,267,348
              Accrued expenses                                                   1,147,070        432,090         27,702
              Deferred income taxes                                               (133,169)       200,286           --
              Net assets of discontinued subsidiary                                   --             --          141,379
              Net assets of condom discontinued operations                        (340,021)      (518,099)       (79,887)
              Amounts due (from) to affiliates                                     303,840      1,285,070     (2,144,010)
                                                                               -----------    -----------    -----------
                     Net cash provided by (used in) operating activities         1,588,370     (1,339,126)    (7,645,915)
                                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (3,063,735)    (4,675,556)      (873,636)
    Proceeds on sales of LSAI common stock                                         280,083         45,248           --
    Proceeds on sales of property, plant and equipment                               7,747           --             --
    Minority interest in subsidiary                                                900,070         76,616         30,497
                                                                               -----------    -----------    -----------
                     Net cash used in investing activities                      (1,875,835)    (4,553,692)      (843,139)
                                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on trade notes payable to banks                   (1,561,272)     4,709,818      3,722,426
    Net borrowings from notes payable                                            2,846,480      2,533,046      4,384,081
    Net proceeds from stock option exercises                                         9,168           --            2,950
    Proceeds from issuance of stock                                                   --        3,402,528           --
    Proceeds from issuance of note payable to Parent                                  --             --        1,200,000
    Net advances from Indonesian minority interest shareholders                    280,998           --             --
    Payments on notes payable                                                   (1,500,000)    (4,011,666)      (183,334)
    Payments on debt to affiliate                                                     --       (1,100,000)          --
                                                                               -----------    -----------    -----------
                     Net cash provided by financing activities                      75,374      5,533,726      9,126,123
                                                                               -----------    -----------    -----------
IMPACT OF EXCHANGE RATES ON CASH                                                    53,034        (26,179)       (26,856)
                                                                               -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (159,057)      (385,271)       610,213
CASH AND CASH EQUIVALENTS, beginning of year                                       321,038        706,309         96,096
                                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                         $   161,981    $   321,038    $   706,309
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

      In November, 1996, the Company adopted a plan to discontinue the Playboy
      (R) condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company continued to distribute Playboy(R) condoms through June 30, 1997 (Note 3).

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

      MBf Holdings is committed and believes that it has the resources to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due through December 31, 1998, or until the date when Wembley Rubber Products (M) Sdn. Bhd. ("Wembley") (Note 13) becomes the major shareholder of the Company, whichever is earlier. Wembley has agreed to assume the MBf Holdings corporate guarantees (see Notes 6 and 7).

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

                                                        1997            1996            1995
                                                     ---------        ---------       ---------
Basic weighted-average number of common
    shares outstanding                               4,312,132        3,661,052       2,432,462

Dilutive effect of common share
    equivalents                                         49,077             --              --
                                                     ---------        ---------       ---------

Diluted weighted-average number of
    common shares outstanding                        4,361,209        3,661,052       2,432,462
                                                     =========        =========       =========

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

      FOREIGN CURRENCY TRANSLATION

      PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company determined and changed its functional currency from the Indonesia rupiah to the United States dollar. This change in functional currency is primarily the result of the PT Buana operations becoming more dependent on US dollar denominated transactions and economic trends. In accordance with Statement of Financial

      Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the Company recorded a gain of $277,035 during 1997 as a result of the remeasuring the foreign currency of record (rupiah) into the functional currency (US dollar).



      Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur. For the years ended December 31, 1997, 1996 and 1995, the foreign exchange gain (loss) included in the determination of net income (loss) is $205,457, $(69,294) and $0, respectively.

      The Company did not use any derivative or financial instruments to manage its foreign-exchange exposures during 1995, 1996 and 1997. The Company is subject to foreign currency fluctuation risk in the regular course of business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency.

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

      In November, 1996, the Company reached an amicable settlement with Playboy Enterprises, Inc. to terminate their license agreement under which MBf USA, Inc. distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, MBf USA, Inc., until June 30, 1997, continued to sell Playboy(R) condoms in the countries where it had launched the product. Subsequent to June 30, 1997, MBf USA, Inc., is entitled to receive royalty revenues on sales of Playboy(R) condoms in these countries through June 30, 2000, and through June 30, 1998, for Playboy(R) condom sales in Japan. The Company does not anticipate that these royalties will be significant.

      In accordance with the termination agreement with Playboy Enterprises, Inc., the Company's Playboy(R) condom operations ceased June 30, 1997. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996, and the disposal period through June 30, 1997.

      The loss from discontinued operations and loss from disposal of discontinued operations of DGI and the Playboy(R) condom business for the years ended December 31, 1997, 1996 and 1995, are summarized below:


                                                    1997         1996         1995
                                                 ---------    ---------    ---------
Loss from discontinued operations-
    Playboy(R)Condoms                            $    --      $(840,792)   $(703,893)
                                                 =========    =========    =========
Loss from disposal of discontinued operations-
       DGI                                       $    --      $    --      $ (67,732)

       Playboy(R)Condoms                          (783,670)     (76,187)        --
                                                 ---------    ---------    ---------
                                                 $(783,670)   $ (76,187)   $ (67,732)
                                                 =========    =========    =========


      Effective on November 12, 1996, the Company adopted a plan to discontinue its Playboy(R) condom business. The accompanying financial statements include assets and liabilities of the discontinued condom operations which is detailed below:


                                            1997             1996
                                         ---------         --------
Assets-
    Current assets-
       Prepaid expenses                  $ 11,752          $   --
       Trade accounts receivable, net      32,361           262,551
       Inventories                           --               1,969
                                         --------          --------
                                           44,113           264,520
    Other assets-
       Trademarks and license rights         --             267,251
                                         --------          --------
                     Total assets        $ 44,113          $531,771
                                         ========          ========
Liabilities-
    Current liabilities-
       Accounts payable                  $ 73,273          $302,416
       Accrued returns                    185,134              --
                                         --------          --------
                     Total liabilities   $258,407          $302,416
                                         ========          ========



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

      During 1997, the Company changed its estimate of costs to dispose of its condom operations. This change resulted in the Company recording additional costs of $783,670 ($0.18) basic and diluted loss per share for the year ended December 31, 1997.

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

4.       RELATED-PARTY TRANSACTIONS

      At December 31, 1997 and 1996, amounts due from/to affiliates consist of the following:

                                         1997         1996
                                       ---------    ---------
Due from affiliates-
    Long term-
       MBf International               $ 200,000    $ 200,000
       MACC Partners                        --        348,707
       MBf Education                       2,286        1,503
       MBf Unit Trust                      4,599         --
                                       ---------    ---------
                     Total long term   $ 206,885    $ 550,210
                                       =========    =========
Due to affiliates-
    Current-
       MBf Rubber                      $  (8,008)   $ (10,145)
       MBf International                (170,198)     (57,916)
       MBf Holdings                         --         (4,432)
       MBf Insurans                         --            (66)
       MBf Management                    (50,666)     (39,984)
       MBf Finance                          --           (120)
       MBf Media                            --         (1,566)
       MBf Personal Care                 (55,297)    (119,146)
       MBf Printing                      (58,019)    (148,765)
       MBf Academy                          --           (218)
       MBf Leasing                          (685)        --
                                       ---------    ---------
                     Total current     $(342,873)   $(382,358)
                                       =========    =========



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

5.       GOODWILL

      The excess purchase price over the value of the net assets of AHPC acquired in February, 1992, was recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 40 years.

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


7.       NOTES PAYABLE

      Notes payable and long-term obligations as of December 31, 1997 and 1996, consist of the following:


                                                                                      1997            1996
                                                                                  ------------    ------------
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $2,500,000 at December 31, 1997, and December 31, 1996,
    bearing interest at the prime rate plus 3% (11.50% at December 31, 1997),
    secured by inventories and accounts receivable, guaranteed by MBf Holdings    $  2,450,000    $  2,405,000
PT  Buana syndicated term loan, bearing interest at the Indonesian prime rate
    (approximately 13.4% at December 31, 1997) secured by land, machinery and equipment, accounts receivable and the common stock equity of PT Buana, guaranteed by MBf Holdings and the minority shareholders of PT Buana,
    payable in six semiannual installments, due November, 2000                       5,075,000       6,500,000
PT  Buana short-term bank loan, bearing interest from 11% to 15%, due November,
    1997, plus penalty interest of 2% per month subsequent to due date, secured
    by a corporate guarantee of the Company                                          2,000,000            --
Subordinated debentures convertible into warrants to purchase 80,000 shares of common stock at $25.00 per share, interest payable quarterly at prime plus
    1.5% (10.0% at December 31, 1997) due November, 2001                             2,000,000       2,075,000
Automobile installment bank loan, bearing interest at 8.25%, secured by an
    automobile, final installment due in May, 2000                                      25,564          33,046
Insurance premium financing loans, bearing interest at 7% to 8.5%,
    payable in monthly installments through October, 1999                              808,962            --
                                                                                  ------------    ------------
                                                                                    12,359,526      11,013,046

Less-Current portion                                                                (6,711,659)     (3,914,914)
                                                                                  ------------    ------------
                     Long-term obligations                                        $  5,647,867    $  7,098,132
                                                                                  ============    ============


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

      The principal portion of long-term debt becomes due as follows:

           Fiscal year ending-
           1999                           $2,069,029
           2000                            1,578,838
           2001                            2,000,000
                                          ----------
                                          $5,647,867
                                          ==========


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

      OPERATING LEASES

      The Company conducts all of its operations in leased facilities. Total rent expense, net of rental income, included in the accompanying statements of income for 1997, 1996 and 1995 was $296,358, $348,227 and $385,477, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:


          Fiscal year-
              1998                   $353,908
              1999                    235,015
              2000                     66,477
                                     --------
                                     $655,400
                                     ========



      The Company subleases office space in New Jersey and Florida. Under these sublease agreements, the Company will receive rental income in an amount equal to the Company's rental expense. The Company's lease and sublease agreements on the New Jersey and Florida office space expire in November 1999 and February 1999, respectively. The following summary presents future rental income under the two sublease agreements:


            Fiscal year-
                 1998         $159,216
                 1999           85,838
                              --------
                              $245,054
                              ========

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

      A summary of warrant activity since December 31, 1994, is as follows:

                                                           $15.00        $30.00        $22.20
                                                          WARRANTS        UNITS       WARRANTS
                                                          --------       ------       --------
Balance, December 31, 1994                                 185,000        2,300        7,500
    Expirations                                            (10,000)      (2,300)           -
                                                           -------       ------        -----
Balance, December 31, 1995 and 1996                        175,000            -        7,500
    Expirations                                            (50,000)           -            -
                                                           -------       ------        -----
Balance, December 31, 1997                                 125,000            -        7,500
                                                           =======       ======        =====



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

      A summary of options outstanding under the Plan is as follows:


                                                      OUTSTANDING           EXERCISE
                                                        OPTIONS              PRICE           EXPIRATION
                                                      ------------       -------------       ----------
    Balance, December 31, 1994                            288,755         $5.90-$25.00

        Grants                                             62,675          2.63-16.80            2005
        Rescissions/expirations                          (200,981)         9.40-22.80         2002-2005
        Exercises                                            (500)            5.90               2001
                                                         --------         ------------

    Balance, December 31, 1995                            149,949          2.63-25.00

        Grants                                             35,000             2.75               2006
        Rescissions/expirations                            (3,500)        13.40-22.80         2003-2005
        Repricing of options                              127,624             2.75            2003-2005
        Rescission of repriced options                   (127,624)         7.80-25.00         2003-2005
                                                         --------         ------------

    Balance, December 31, 1996                            181,449          2.63-14.40

        Grants                                             92,500             3.66               2007
        Rescissions/expirations                           (24,833)         2.75-3.66          2004-2007
        Exercises                                          (3,334)            2.75               2006
                                                         --------         ------------

    Balance, December 31, 1997                            245,782         $2.63-$14.40
                                                         ========         ============


      The exercise price of the stock options granted in 1997, 1996 and 1995 was established at the market price on the date of the grants. Of the 245,782 options outstanding at December 31, 1997, 195,309 are currently exercisable, 29,695 become exercisable in 1998, and 20,778 become exercisable in 1999. The Company has reserved common stock for issuance upon conversion of these options.

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

      Options outstanding at December 31, 1997:

                                                               WEIGHTED                            WEIGHTED
      RANGE OF              NUMBER                             AVERAGE            NUMBER            AVERAGE
      EXERCISE          OUTSTANDING AT        REMAINING        EXERCISE       EXERCISABLE AT       EXERCISE
       PRICES           DEC. 31, 1997           LIFE            PRICE         DEC. 31, 1997          PRICE
      --------          -------------         ---------        --------      -------------         --------
   $2.63 - $2.75             136,458          6-9 years          $2.75             141,040           $2.75
       $3.66                  92,500           9 years           $3.66              37,445           $3.66
       $5.90                  10,000          1.5 years          $5.90              10,000           $5.90
       $14.40                  6,824          1.5 years         $14.40               6,824          $14.40
    ------------    ----------------         -----------        ------      --------------         --------
    $2.63-$14.40             245,782         1.5-9 years         $3.54             195,309           $3.49
    ============    ================         ===========        ======      ==============         =======


11.      INCOME TAXES

      The effective income tax rates differ from the statutory federal income tax rate of 34% for the years ended December 31, 1997, 1996 and 1995. A reconciliation of the statutory rate with the effective rate follows:

                                                          1997           1996           1995
                                                      -----------    -----------    -----------
Tax expense (benefit) at statutory rate of 34%        $    48,851    $  (104,000)   $(1,653,897)
Goodwill amortization                                      15,602         57,778         51,207
Refundable income taxes/tax benefit                      (322,042)      (198,282)          --
Increase (decrease) in deferred tax asset valuation
    allowance                                               6,702        211,411      1,602,690
Utilization of loss carryforwards                         (82,890)          --             --
Other                                                      11,735        (23,796)          --
                                                      -----------    -----------    -----------
                     Total                            $  (322,042)   $   (56,889)   $      --
                                                      ===========    ===========    ===========

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

     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                     1997           1996
                                                                 -----------    -----------
Current-
    Accruals not deductible until paid                           $   411,000    $   229,701
    Net operating loss carryforwards                               1,650,000      2,000,000
    Net operating loss carryforwards--PT Buana                       220,000        105,400
    Other current liabilities--PT Buana                                 --          (46,507)
    Inventory                                                        133,000           --
    Allowance for doubtful accounts                                   81,000         27,710
    Valuation allowance                                           (2,275,049)    (2,257,411)
                                                                 -----------    -----------
                     Total net current deferred tax assets       $   219,951    $    58,893
                                                                 ===========    ===========
Noncurrent-
    Difference between book and tax basis of
       property, plant and equipment                             $   (96,864)   $  (187,000)

    Other noncurrent assets--PT Buana                                 29,747           --
    Other noncurrent liabilities--PT Buana                              --          (13,286)
                                                                 -----------    -----------
                     Total noncurrent deferred tax liabilities   $   (67,117)   $  (200,286)
                                                                 ===========    ===========


      The Company establishes valuation allowances in accordance with the provisions of SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

      The acquisition of PT Buana on October 31, 1995, involved the issuance of the Company's common stock and was accounted for as follows:

Assets acquired-
    Note receivable                                                $   737,769
    Prepaid expenses and other current assets                           43,785
    Land, land improvements and construction in progress             4,556,984
    Other assets                                                        11,208
    Accounts payable and accrued expenses assumed                     (156,375)
    Other current liabilities assumed                               (2,940,919)
    Other noncurrent liabilities assumed                            (1,155,597)
                                                                   -----------
                                                                   $ 1,096,855
                                                                   ===========
Common stock issuance allocated to-
    Common stock                                                   $     2,551
    Additional paid-in capital                                       1,094,304
                                                                   -----------
                                                                   $ 1,096,855
                                                                   ===========
Other noncash investing and financing activities are as follows-
    Repayment of note receivable                                   $ 1,500,000
    Conversion of loan to common stock                               1,200,000
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

      The following represents significant related-party operating transactions during the years ended December 31, 1997, 1996 and 1995, which are included in the consolidated statements of cash flows as amounts due
      (from) to affiliates under the cash flows from operating activities.

                                                      1997             1996              1995
                                                    --------        ----------       ------------
Operating cash transactions-
    Purchases from affiliates                       $240,654        $2,938,793       $  8,696,520
    Cash payments                                   (796,317)       (1,653,723)       (10,840,530)
    Cash receipts                                    859,503                 -                  -
                                                    --------        ----------       ------------
Amounts due (from) to affiliates                    $303,840        $1,285,070       $ (2,144,010)
                                                    ========        ==========       ============



13.      SHAREHOLDER TRANSACTION

      In May, 1997, the Company announced that its majority shareholder, MBf International, had entered into two separate agreements with its latex powder-free supplier, Wembley, which called for the following:

      a. MBf International selling all of the Company's Series A common stock (1,252,538 shares) to Wembley for approximately $6.27 million; and

      b. The purchase of 2,500,000 shares of the Company's unregistered common stock by Wembley at a price of $2.70 per share.

      Currently, the date of closure has been extended to the end of March, 1998, due to the nonfulfillment of certain conditions precedent to closing.

14.      GEOGRAPHIC SEGMENT INFORMATION (CONSOLIDATED)

      The United States is considered the country of origin for all of the Company's revenues for the three years presented herein, including exports from the U.S. Identifiable assets at December 31, 1997, consist of the following:


                                               UNITED STATES         INDONESIA           TOTAL
                                               -------------        -----------       -----------
   Current assets                               $14,771,693        $  1,401,340       $16,173,033
   Fixed assets                                     177,802          11,545,597        11,723,399
   Other assets                                   1,590,253              44,560         1,634,813
                                                -----------         -----------       -----------
   Consolidated total                           $16,539,748         $12,991,497       $29,531,245
                                                ===========         ===========       ===========


      Identifiable assets at December 31, 1996, consist of the following:


                                               UNITED STATES         INDONESIA           TOTAL
                                               -------------        -----------       -----------
   Current assets                               $13,118,338        $  1,297,956       $14,416,294
   Fixed assets                                     258,859           9,322,989         9,581,848
   Other assets                                   3,339,992             175,490         3,515,482
                                                -----------         -----------       -----------
   Consolidated total                           $16,717,189         $10,796,435       $27,513,624
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



16.      NEW ACCOUNTING PRONOUNCEMENTS

      COMPREHENSIVE INCOME

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareowners and distributions to shareowners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998. The impact of adopting this pronouncement has not been determined.

      SEGMENT REPORTING

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements issued to shareowners. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998. This pronouncement will have an effect on the Company's reporting in the subsequent periods; however, the impact of adopting this pronouncement has not been determined.