Form 10-Q
period 1998-09-30
WRP CORP
filed 1998-11-16
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 1998


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _____________.

     Commission File Number:  0-17458
                              -------


                                WRP Corporation
             (Exact name of registrant as specified in its charter)


         Maryland                                               73-1326131
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         500 Park Boulevard, Suite 1260
                               Itasca, IL  60143
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

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 11, 1998 was 5,655,025 and 1,252,538, respectively.

                                WRP Corporation

                                     INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.
       Consolidated Balance Sheets
       September 30, 1998 (unaudited) and December 31, 1997 (audited)...........     pg. 1

       Consolidated Statements of Operations (unaudited) for the
       Three Months Ended September 30, 1998 and 1997...........................     pg. 3

       Consolidated Statements of Operations (unaudited) for the
       Nine months Ended September 30, 1998 and 1997............................     pg. 4

       Consolidated Statements of Cash Flows (unaudited) for the
       Nine months Ended September 30, 1998 and 1997............................     pg. 5

       Notes to the Interim Consolidated Financial Statements (unaudited).......     pg. 6


Item 2.

       Management's Discussion and Analysis of Financial Condition and
       Results of Operations....................................................    pg. 12



                          PART II - OTHER INFORMATION

Item 6.

       Exhibits and Reports on Form 8-K                                             pg. 18

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          September 30, 1998   December 31, 1997
                                          ------------------   -----------------
                                              (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                $    539,848          $    161,981
   Accounts receivable - trade, net
      of allowance for doubtful accounts
      of $224,800 in 1998 and $195,000
      in 1997                                  6,468,628             5,410,843
   Due from affiliate                          2,464,804                  -
   Inventories                                10,557,374             8,203,861
   Prepaid expenses                              665,912             1,055,788
   Investment in LSAI                               -                1,076,496
   Deferred income taxes                            -                  219,951
   Current assets of discontinued
     operations                                    6,628                44,113
                                            ------------          ------------
            Total current assets              20,703,193            16,173,033
                                            ------------          ------------


PROPERTY, PLANT AND EQUIPMENT:
   Land rights and land improvements             736,535               736,535
   Construction in progress                      430,190             2,105,263
   Equipment, furniture and fixtures          11,316,435             8,780,857
   Building improvements                       1,500,547             1,488,485
   Vehicles                                      131,854               108,127
                                            ------------          ------------
            Total property, plant
              and equipment                   14,115,561            13,219,267
   Less - Accumulated depreciation            (2,408,055)           (1,495,868)
                                            ------------          ------------
            Property, plant and
              equipment, net                  11,707,506            11,723,399
                                            ------------          ------------

OTHER ASSETS:
   Goodwill, net of accumulated
     amortization of $455,787
     in 1998 and $405,363 in 1997              1,294,213             1,344,637
   Due from affiliates                              -                  206,885
   Deferred income taxes                         157,109                  -
   Other assets                                  367,841                83,291
                                            ------------          ------------
            Total other assets                 1,819,163             1,634,813
                                            ------------          ------------


                                            $  34,229,86          $ 29,531,245
                                            ============          ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30, 1998  December 31, 1997
                                         ------------------  -----------------
CURRENT LIABILITIES:
  Accounts payable - trade                  $  1,803,791       $  2,622,541
  Trade notes payable to banks                 1,865,240          5,449,181
  Notes payable and current
    portion of long-term obligations           1,686,574          6,711,659
  Due to affiliates                            5,405,354            342,873
  Accrued expenses                             4,564,015          2,366,984
  Current liabilities of
    discontinued operations                      240,134            258,407
                                            ------------       ------------
          Total current liabilities           15,565,108         17,751,645
                                            ------------       ------------

LONG-TERM OBLIGATIONS                          2,006,649          5,647,867
                                            ------------       ------------

OTHER LONG-TERM LIABILITIES                       56,908            689,162
                                            ------------       ------------


MINORITY INTEREST IN SUBSIDIARY                1,680,198          1,130,051
                                            ------------       ------------

SHAREHOLDERS' EQUITY:
  Series A common stock, $.01 par value,
    1,252,538 shares authorized;
    1,252,538 shares issued and
    outstanding                                   12,525            12,525
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    5,785,025 and 3,191,667 shares
    issued and outstanding in 1998
    and 1997, respectively                        57,850             31,917
  Additional paid-in capital                  17,860,196         10,876,224
  Accumulated deficit                         (1,686,536)        (5,547,089)
  Net unrealized gain on LSAI
    common stock                                    -               261,979
  Less - Common stock in treasury,
    at cost, 130,000 shares in
    1998 and 1997                             (1,323,036)        (1,323,036)
                                            ------------       ------------
          Total shareholders' equity          14,920,999          4,312,520
                                            ------------       ------------
                                            $ 34,229,862       $ 29,531,245
                                            ============       ============





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months
                                                     Ended September 30,
                                             --------------------------------
                                                  1998               1997
                                             -------------      -------------
                                                          (Unaudited)
REVENUES:
  Product sales, net                         $  16,259,268      $  14,329,900
  Interest income                                   50,329             11,901
  Rental income                                     41,533             42,424
  Other income (loss)                                8,350              7,225
                                             -------------      -------------
           Total revenues                       16,359,481         14,391,450
                                             -------------      -------------

COSTS AND EXPENSES:
  Cost of product sales                         11,615,137         11,121,561
  Selling, general and administrative            2,297,478          2,057,980
  Interest                                         222,802            314,822
                                             -------------      -------------
           Total costs and expenses             14,135,417         13,494,363
                                             -------------      -------------

           Net income before minority
              interest and provision for
              income taxes                       2,224,064            897,087

MINORITY INTEREST IN INCOME OF SUBSIDIARY         (102,903)          (116,280)
                                             -------------      -------------

           Net income before provision
              for income taxes                   2,121,161            780,807

PROVISION FOR INCOME TAXES/(REFUND)                701,153            (27,815)
                                             -------------      -------------

           Net income                        $   1,420,008      $     808,622
                                             =============      =============

BASIC EARNINGS PER SHARE:                    $        0.21      $        0.19
                                             =============      =============

DILUTED EARNINGS PER SHARE:                  $        0.20      $        0.19
                                             =============      =============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Nine Months
                                                        Ended September 30,
                                                   ---------------------------
                                                       1998            1997
                                                   -----------     -----------
                                                           (Unaudited)
REVENUES:
  Product sales, net                               $47,157,200     $38,136,037
  Interest income                                       86,302          26,432
  Rental income                                        119,739         118,590
  Gain on sales of LSAI common stock                   168,375             -
  Other income                                          14,613          19,042
                                                   -----------     -----------
          Total revenues                            47,546,230      38,300,101
                                                   -----------     -----------

COSTS AND EXPENSES:
  Cost of product sales                             33,339,426      30,417,428
  Selling, general and administrative                7,741,520       6,256,905
  Interest                                             953,432         839,497
                                                   -----------     -----------
          Total costs and expenses                  42,034,377      37,513,830
                                                   -----------     -----------
          Income from continuing operations before
             minority interest, provision for
             income taxes, and loss from
             discontinued operations                 5,511,853         786,271


MINORITY INTEREST IN INCOME OF SUBSIDIARY             (550,147)         (1,342)
                                                   -----------     -----------
          Income from continuing operations
             before provision for income taxes
             and loss from discontinued operations   4,961,706         784,929

PROVISION FOR INCOME TAXES (REFUND)                  1,101,153         (27,815)
                                                   -----------     -----------
          Income from continuing operations before
             loss from discontinued operations       3,860,553         812,744

LOSS FROM DISCONTINUED OPERATIONS                       -           (1,373,798)
                                                   -----------     -----------
          Net income (loss)                        $ 3,860,553     $  (561,054)
                                                   ===========     ===========

BASIC EARNINGS PER SHARE:
  Continuing operations                            $      0.64     $      0.19
  Discontinued operations                               -                (0.32)
                                                   ===========     ===========
                                                   $      0.64     $     (0.13)
                                                   ===========     ===========
DILUTED EARNINGS PER SHARE:
  Continuing operations                            $      0.63     $      0.19
  Discontinued operations                               -                (0.32)
                                                   ============    ===========
                                                   $      0.63     $     (0.13)
                                                   ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Nine Months
                                                      Ended September 30,
                                                 -----------------------------
                                                     1998              1997
                                                 ------------      -----------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                              $  3,860,553     $   (561,054)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
         Depreciation                                 912,187          625,226
         Amortization                                  50,424           30,793
         Provision for doubtful accounts               29,800          160,000
         Loss from discontinued operations               -           1,373,798
         Loss on disposal of property,
           plant and equipment                           -               7,584
         Gain on sale of LSAI common stock           (168,375)             (76)
         Deferred income taxes                         (4,275)          (5,584)
         Changes in certain assets and
         liabilities:
            Accounts receivable - trade            (1,087,585)        (664,167)
            Inventories                            (2,353,513)        (720,001)
            Prepaid expenses                          389,876          407,543
            Other assets                             (284,550)         106,871
            Accounts payable - trade                 (818,750)       1,250,013
            Accrued expenses                        2,197,031        1,186,078
            Amounts due to affiliates               2,804,562          338,573
            Net assets of condom
            discontinued operations                    19,212         (326,712)
                                                 ------------     ------------
         Net cash provided by
            operating activities                    5,546,598        3,208,885
                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (896,294)      (1,917,662)
  Proceeds on sale of LSAI common stock               982,892          112,176
  Minority interest in subsidiary                     550,147          883,269
                                                 ------------     ------------
         Net cash provided by (used in)
           investing activities                       636,745         (922,217)
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on trade notes payable to banks     (3,583,941)      (2,825,551)
  Proceeds from issuance of stock                                        9,168
                                                    7,009,905
  Net borrowings (payments) from notes payable     (8,666,303)       2,000,000
  Payments to Indonesian minority
    interest shareholders                            (565,137)        (785,103)
                                                 ------------     ------------
         Net cash used in financing activities     (5,805,477)      (1,601,486)
                                                 ------------     ------------

IMPACT OF EXCHANGE RATES ON CASH                         -            (136,061)
                                                 ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             377,867          549,121

CASH AND CASH EQUIVALENTS, beginning of period        161,981          321,038
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, end of period         $    539,848     $    870,159
                                                 ============     ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


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

2.   BASIS OF PRESENTATION:

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K A-1 for the year ended December 31, 1997. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ended December 31, 1998.

3.   PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AHPC, and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first nine months of 1998, PT Buana sold approximately 53% of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

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

     On the March 31, 1998 closing date, the market price for the Company's Common Stock was $5.875. The Company recorded a dividend in the financial statements for the three and six months ended March 31, 1998 and June 30, 1998, respectively, for the difference between the market price of the public shares as of the closing date (March 31, 1998) and the proceeds received from the sale of unregistered shares to Wembley. Upon further review of the facts surrounding the sale of shares, it was determined that the appropriate accounting was to treat the transaction as a sale of shares for the amount of cash received, as negotiated between Wembley and the Company, and not to record any dividend.
This accounting treatment has been revised at September 30, 1998 to reflect the sale of Common Stock shares and additional paid-in-capital for $6,750,000, the amount of cash received.

     These transactions provided Wembley with a majority 55% ownership interest in the Company at March 31, 1998. The Company received cash proceeds of $6.75 million from Wembley on that date. At September 30, 1998, Wembley has a 54.3% ownership interest in the Company.

     Subsequent to the closing on March 31, 1998, MBf International still owns 1,682,275 shares of the Company's Common Stock which represents a 24.3% ownership interest in the Company as of September 30, 1998. In addition, Wembley entered into another agreement on March 31, 1998 with MBf International (the "Call and Put Option Agreement") which provides Wembley with the right to purchase 50% of any remaining shares owned by MBf International at $6.00 per share during the one year period beginning March 31, 1999, and provides MBf International with the right to sell up to 1,682,275 shares to Wembley at $5.00 per share during that same one year period.

     MBf International, a Hong Kong corporation, is a wholly owned subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings") a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange.

     Wembley owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder-free latex exam gloves. AHPC has been purchasing its powder-free latex exam gloves from Wembley for several years.

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

6.   FOREIGN CURRENCY TRANSACTIONS:

     PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company determined and changed PT Buana's functional currency from the Indonesian Rupiah to the United States dollar. This change in functional currency is primarily the result of the PT Buana operations becoming more dependent on U.S. dollar denominated transactions and economic trends. The Indonesian Rupiah has been experiencing volatile foreign currency exchange fluctuations and has weakened compared to the U.S. dollar during the year. Because of this, the Company is apt to experience foreign currency exchange gains and losses in the remeasurement process to U.S. dollars and incur foreign currency transaction gains and losses. Gains and losses from foreign currency exchange transactions are included in net income
(loss) in the period in which they occur. During the third quarters ended September 30, 1998 and 1997, foreign exchange gains (losses) included in the determination of net income were ($59,479) and $204,908, respectively. During the nine months ended September 30, 1998 and 1997, the Company recorded foreign currency losses of ($176,844) and ($37,371), respectively.

7.   ASIAN ECONOMIC EVENTS:

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

8.   INVESTMENT IN LSAI:

     At March 31, 1998, the Company had disposed of its entire investment in Laboratory Specialists of America, Inc. ("LSAI"). During the quarter ending March 31, 1998, the Company sold 156,405 shares of LSAI and discounted its note receivable from LSAI for $315,000 which combined resulted in a gain on sales of its investment in LSAI of $168,375 for the quarter ended March 31, 1998.

9.   NET INCOME (LOSS) PER SHARE:

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30 was as follows:


                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                         SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                         ------------------   ------------------

   Basic weighted-average number of
     common shares outstanding                6,905,189            4,310,871
   Dilutive effect of common share
     equivalents                                 46,699                --
                                            -----------          -----------
   Diluted weighted-average number of
     common shares outstanding                6,951,888            4,310,871
                                            ===========          ===========


The weighted-average number of common shares and common share equivalents outstanding for the nine months ended September 30 were as follows:



                                          NINE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                          ------------------  ------------------
   Basic weighted-average number of
     common shares outstanding                 6,037,906           4,310,871
   Dilutive effect of common share
     equivalents                                  46,699               --
                                             -----------          ----------
   Diluted weighted-average number of
     common shares outstanding                 6,084,605           4,310,871
                                             ===========          ==========

At September 30, 1998, there were 6,907,563 shares of the Company's Common Stock and Series A Common Stock outstanding.

10.  STOCK OPTION PLAN:

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

     The Company had net operating loss carry forwards ("NOLs") at December 31, 1997 of approximately $4,300,000 which are available to reduce Federal taxable income in future periods and will begin expiring in 2004. Accordingly, no income tax expense was recorded in 1997. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 4. Because of this factor, the utilization of the NOLs generated prior to December 31, 1997 are significantly limited and the Company began recording a provision for income taxes in 1998. For the three and nine months ended September 30, 1998, the Company recorded a provision for income taxes of $701,153 and $1,101,153, respectively.

12.  CONTINGENCIES:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At September 30, 1998, there were fourteen lawsuits outstanding against AHPC, three of which were served in the third quarter of 1998. Subsequent to September 30, 1998, AHPC was served with four additional lawsuits. AHPC carries product liability insurance coverage which, management believes, adequately provides for all legal claims. However, the actual outcome of these, or any, lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits or that the Company will be able to renew insurance coverage should these outcomes be adverse. Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages would be borne by the Company.

13.  RECLASSIFICATIONS:

     During 1998, the Company began recording rebates as a net product sales item. Prior to 1998, the Company had been recording rebates expense as a selling expense. The consolidated statement of operations for the three and nine months ended September 30, 1997 have been restated to reclassify rebates to conform with the 1998 presentation.

14.  COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributors to owners, in a financial statement for the period in which they are recognized. The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and unrealized gain on LSAI common stock, is as follows:


                                                                    Accumulated Other
                                                                  Comprehensive Income -
                                                Comprehensive     Unrealized Gain on LSAI
                                                   Income             Common Stock
                                                   ------             ------------
   Balance, December 31, 1997                                         $   261,979

   Net income for the nine months
   ended September 30, 1998                       $ 3,860,553

   Other comprehensive income -
   sale of LSAI common stock                         (261,979)           (261,979)
                                                  ------------

   Comprehensive income for the
   nine months ended September 30, 1998           $ 3,598,574
                                                  ===========
                                                                      -----------
   Balance, September 30, 1998                                        $       -0-
                                                                      ===========

15.  NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on the Company's future reported results.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

     The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC") is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company continued to achieve record glove sales in the third quarter of 1998 of $16.4 million, a 13.7% increase over the same quarter in the previous year. Furthermore, this is the Company's fifth consecutive quarter of record profits.

     PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began manufacturing and shipping high quality, powdered latex examination gloves to AHPC in May 1996 and sold approximately 53% of its production to AHPC in the first nine months of 1998 as compared to 88% during the same period in 1997. PT Buana had total powdered latex exam glove sales of approximately $10.4 million and $6.6 million for the nine months ended September 30, 1998 and 1997, respectively. All significant intercompany transactions and sales have been eliminated in consolidation. PT Buana has almost doubled its production capacity over the past year by expanding the number of glove manufacturing lines and now is capable of producing at a run rate of approximately 700 million powdered exam gloves per year. The factory has placed in service all 15 production lines in 1998, which accounts for the increase in sales and reduction in construction in progress during 1998. At present, PT Buana only manufactures powdered latex exam gloves, but has plans to begin producing powder-free exam gloves in 1999.

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

     The results of operations for the three and nine months ended September 30, 1997 exclude the revenues and expenses from the discontinued operations of the Playboy(R) condom business. Accordingly, all condom business activity was reflected in the loss from discontinued operations as a separate line item in the consolidated statements of operations.


-----------------------------
(1) Forward looking statements in the Notes to the Company's financial statement and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K A-1 for the year ended December 31, 1997 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

RESULTS OF OPERATIONS:

     Total revenues are comprised primarily of glove sales from AHPC's examination glove product line plus glove sales from PT Buana. Net glove product sales totaled $16,259,268 and $14,329,900 for the three months ended September 30, 1998 and 1997, respectively. This increase represents a 13.5% increase in glove sales in the third quarter of 1998 over the comparable period in 1997. Glove product sales for the nine months ended September 30, 1998 were $47,157,200 compared to $38,136,037 for the same period in 1997, an increase of about 24%. These increases in sales are attributable to AHPC's more developed customer relationships, the inclusion of PT Buana glove sales to third parties (Wembley and others) of $2,047,201 and $4,913,483, respectively, in the three and nine months ended September 30, 1998, and due to an increase in the sales mix to higher priced products, particularly powder-free latex examination gloves. The vast majority of PT Buana's sales during the first nine months of 1997 were to AHPC. The Company is continuing to strive to increase powder-free and non-latex glove sales as the exam glove market moves toward these products and away from powdered latex exam gloves. During the three and nine months ended September 30, 1998, two of AHPC's customers accounted for approximately 63.4% and 77.9%, respectively, of glove sales.

     Cost of goods sold as a percentage of net product sales for the three and nine months ended September 30, 1998 were 71.4% and 70.7%, respectively, compared to 77.6% and 79.8%, respectively, for the comparable periods in 1997. These percentage reductions in the cost of sales and improvements in gross margin are attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a reduction in the raw material latex price; (ii) an increase in sales of higher profit margin glove products, particularly powder-free latex examination gloves and non-latex gloves; (iii) improved operations at PT Buana obtained from increased manufacturing capacity and efficiencies; and to a lesser extent; (iv) reduced ocean freight import rates; and (iv) the U.S. government lowering the duty importation fees associated with examination gloves, effective January 1, 1998. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition and other factors.

     The domestic market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and reduces the powder levels, which emit latex particles in the air. Being customer driven, the Company is providing and selling more latex powder-free exam gloves and non-latex gloves. The Company does not presently have the capability of manufacturing non-latex gloves. AHPC's sales of latex powder-free exam gloves were approximately 48.4% and 44.2%, respectively, of net product sales in the three and nine months ended September 30, 1998 versus 38.6% and 36.8%, respectively, in the comparable periods in 1997. The Company expects that this trend will continue in 1998.

     Selling, general and administrative ("SG&A") expenses increased from $2,057,980 in the third quarter ended September 30, 1997 to $2,297,478 in the same period of 1998, an 11.6% increase. This increase of $239,498 is attributable to the inclusion of a foreign currency loss of ($59,479) recorded in the third quarter of 1998 (versus a foreign exchange gain of $204,908 in the same period in 1997). As a percentage of total revenues, SG&A expenses decreased to 14.0% during the third quarter ended September 30, 1998, compared with 14.3% in the comparable period in 1997. For the nine months ended September 30, 1998, the SG&A expenses as a percentage of total revenues remained at 16.3%, the same as for the nine month period in 1997. The Company currently expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars, but may decline as a percentage of total revenues in the future.

     Interest expense increased from $839,497 during the nine months ended
September 30, 1997 to $953,432 in the comparable period in 1998.   This increase
of $113,935 in interest expense is due to (i) PT Buana capitalizing a majority of its interest cost to its factory lines machinery during 1997 when the lines were in progress of completion; (ii) PT Buana's bridging loan which was outstanding in 1998 which incurred an additional penalty interest rate of 3% per month; and (iii) an increase in the Indonesian prime lending rates in 1998. Interest expense decreased in the third quarter of 1998 to $222,802 compared to $314,822 in the third quarter of 1997. During the second quarter of 1998, the Company paid down debt of over $3.75 million, including the complete payoff of PT Buana's bridging loan. During the third quarter of 1998, the Company completely paid off PT Buana's syndicated loan facility balance of approximately $4.0 million. The funds for these debt payments was primarily from the Wembley cash infusion on March 31, 1998. Because of this, the Company anticipates that interest expense may decline in future quarters.

     The Company recorded a foreign currency exchange loss of ($59,479) in the third quarter of 1998 versus a foreign exchange gain of $204,908 in the comparable period in 1997, primarily from its Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Rupiahs, an exchange gain or loss will be incurred. During the nine months ended September 30, 1998 and 1997, the Company recorded foreign exchange losses of $176,844 and $37,371, respectively. These foreign currency exchange gains and losses are reported as a component of the SG&A expenses category in the consolidated statement of operations. PT Buana continues to be exposed to volatile foreign currency exchange rate fluctuations and may incur exchange losses or gains in the future.

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

     During 1997, the Company did not owe income taxes and at December 31, 1997, the Company had a net operating loss carry-forward ("NOL") of approximately $4.3 million, which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOL is subject to limitations due to certain ownership changes, which occurred in the first quarter of 1998. The Company has recorded a $701,153 income tax provision in the third quarter of 1998 and $1,101,153 for the nine months of 1998 to provide for federal and state income tax liabilities.

     The Company reported a record net income of $1,420,008 for the three months ended September 30, 1998, an increase in earnings of over 75 percent compared to the third quarter of 1997. This is the fifth consecutive quarter of record profit. The net income for the nine months ended September 30, 1998 was $3,860,553 versus a net loss of $561,054 with income from continuing operations of $812,744 in the comparable period of 1997. Diluted earnings per share for the three months ended September 30, 1998 and 1997 were $.20 and $.19, respectively. However, the earnings per share in the third quarter of 1998 was diluted by the 2,500,000 shares of Common Stock issued to Wembley on March 31, 1998. Diluted earnings per share from continuing operations for the nine months ended September 1998 and 1997 were $.63 and $.19, respectively. For the nine months ended September 30, 1997, the diluted earnings per share from discontinued operations was ($.32).

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at September 30, 1998 was $539,848 and increased $377,867 from $161,981 at December 31, 1997. The Company experienced an increase in cash flows in the nine month period primarily from the sale and issuance of 2,500,000 shares of Common Stock to Wembley on March 31, 1998. Wembley's significant cash infusion of $6,750,000 provided the Company with a strengthened balance sheet and a working capital surplus of $5,138,085 at September 30, 1998 compared to a deficit of $1,578,613 at December 31, 1997.

     The Company experienced positive cash flow from operations of $5,546,598 during the nine months ended September 30, 1998 as a result of net income of $3,860,553 plus non-cash depreciation of $912,187. Additionally, cash was provided by an increase in accrued expenses and amounts due to its affiliate, Wembley, offset by an increase in inventories and a decline in trade accounts payable.

     The Company provided cash from investing activities of $636,745 primarily from the disposal and sale of its investments in LSAI which generated proceeds of $982,892 in the first quarter of 1998, offset by capital expenditures of $896,294 primarily for property, plant and equipment at the PT Buana Indonesian manufacturing facility. The factory has expanded its operations and has begun to acquire assets to manufacture powder-free exam gloves. PT Buana plans to begin manufacturing powder-free gloves by chlorination in 1999. The disposal of the Company's investments in LSAI resulted in a gain on sales of $168,375 during 1998.

     During the nine months ended September 30, 1998, cash was used in financing activities in the amount of $5,805,477 comprised of the cash provided by the $6,750,000 from Wembley from the issuance of 2,500,000 shares of Common Stock, which was offset by PT Buana debt payments of $7,075,000. The Company completely paid off PT Buana's syndicated loan facility debt in 1998. In addition, AHPC paid down its bank line of credit during 1998 by $1,150,000.

     At December 31, 1997, AHPC had available a $3,300,000 unsecured letter of credit facility with MBf Bank of Tonga, ("MBf Bank") a bank which is majority owned by MBf Holdings. MBf Bank notified AHPC in May, 1998 that it can only provide a letter of credit facility to AHPC in the amount of approximately $400,000 and that all debt obligations above this amount are to be fully relieved by the end of September, 1998. MBf Bank was required to reduce AHPC's facility to comply with its country's banking regulations which limit credit to a single borrower in excess of 30% of the bank's equity. The Company has ceased issuing letters of credit through MBf Bank and has completely paid off all letter of credit obligations to MBf Bank in the third quarter of 1998. AHPC is able to reduce its letter of credit needs since virtually all of AHPC's powder-free glove purchases are presently from Wembley, whose financing has been converted from letters of credit financing to virtually open payment terms.

     At December 31, 1997, the Company's principal source of liquidity (besides cash, cash provided by operations, and the MBf Bank facility) was a $7,900,000 secured asset based lending bank facility from Bank Bumiputra to AHPC comprised of a $2,500,000 revolving line of credit, and letter of credit facility (up to $5,400,000), all expiring on December 31, 1998. At September 30, 1998, the Company had $1,300,000 outstanding on the revolving line of credit and $1,865,240 of letters of credit obligations were outstanding under the $7,900,000 facility. On October 6, 1998, the Company was notified by the bank that the bank was immediately reducing its facility limit of $7,900,000 to $3,500,000 because MBf Holdings, the guarantor, had filed for protection under
Section 176 in Malaysia, the U.S. equivalent of Chapter 11, triggering a technical event of default. The Company has worked with the bank to remove its default status effective October 21, but the bank has retained the reduced facility limit of $3,500,000. The Company is not in default with any of the payment obligations to the bank.

     On October 13, the Company received an offer letter from a large commercial credit company for a $10 million revolving secured asset based lending facility to AHPC with a $7,000,000 letter of credit subfacility. The Company received a commitment letter from the lender which was accepted by AHPC on November 5, 1998. The new credit facility carries an interest rate of commercial paper plus 2.75% (currently 7.9%) versus prime plus 3% (currently 11.25%) with the existing bank facility.

     The Company believes the new credit facility will enable the Company to provide sufficient liquidity to fund the Company's ongoing operations, including future growth. The Company anticipates closing on the new credit facility on or about December 1, 1998, which will fully pay off the existing bank facility debt obligations.

     Inventories at September 30, 1998 increased to $10,557,374 compared with $8,203,861 at December 31, 1997. This increase was primarily due to managed inventory levels in anticipation of future increased sales volume. Net accounts receivable at September 30, 1998 increased to $6,468,628 compared to $5,410,843 at December 31, 1997. The increase in trade receivables is due to higher sales volume in the third quarter of 1998. Trade notes payable at September 30, 1998 decreased to $1,865,240 from $5,449,181 at December 31, 1997. The decrease in trade notes payable is due to the glove purchases from Wembley being reflected as a due to affiliate liability at September 30, 1998, as their payment terms did not require letters of credit financing.

     In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into

Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 7,500 shares of Common Stock of the Company at an exercise price of $22.20 per share. At September 30, 1998 and December 31, 1997, long-term debt of $2,000,000 was outstanding as a result of this transaction.

     The Company currently expects to have cash needs during 1998 and beyond, in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the continued hiring of an additional full time sales force and sales personnel; (iv) the hiring of additional support staff; (v) the upgrading of the Indonesian glove factory to produce powder-free gloves; (vi) upgrading its information technology via a new enterprise wide computer system; and (vii) for other operating expenses. The Company has made purchase commitments for the purchase and installation of a sophisticated, integrated enterprise computer system for its U.S. operations in the amount of approximately $1,500,000, of which $385,000 has been incurred through September 30, 1998. The Company anticipates the system will begin to be operational in the first quarter of 1999.

     The Company is currently faced with the "Year 2000 problem"; the extent of the potential impact is not yet known. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

     The Company's U.S. operations are currently installing a new enterprise wide computer system. The Company has hired computer consultants to assist with the customization, installation, testing and training of the new computer system. The Company believes that the new computer system will be Year 2000 compliant.

     The Company is currently assessing its Year 2000 issues and believes that consequences of Year 2000 issues could have a material effect on the Company's business, results of operations, or financial condition. The Company is working on an assessment plan to determine whether third parties, with whom the Company has material relationships, are Year 2000 compliant. Third parties such as vendors, manufacturers, and suppliers (including the PT Buana factory) of the Company's glove products, which are not Year 2000 compliant, could cause a material impact to the Company. Should glove manufacturers not be Year 2000 complaint, the Company might not be able to obtain the necessary levels of inventory to satisfy customer needs. Furthermore, significant customers which are not Year 2000 compliant could cause a loss of business or significant business disruption until the problem is corrected. The Company is currently preparing a Year 2000 questionnaire to be submitted to these third parties to determine their Year 2000 readiness and assessing the implications of Year 2000 exposure.

     The transaction with Wembley substantially increased liquidity and working capital to the Company. The Company has identified an additional source of funding to provide capital, in addition to its cash and cash provided by operations, which will provide sufficient liquidity to fund the Company's ongoing operations.

ITEM 6.

EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         None


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WRP Corporation
                                             (Registrant)





Date:  November 11, 1998                     By:     /s/ Edward J. Marteka
                                                     ---------------------


                                             Name:   Edward J. Marteka
                                             Title:  President