Form 10-K/A
period 1997-12-31
WRP CORP
filed 1998-12-14
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K A-2
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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


None.

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



                                              /s/ Drs. Achmad Hidayat
                                              ----------------------------------

                                              Drs. Achmad Hidayat
                                              Registered Accountant No. D-2460
                                              KPMG Hanadi Sudjendra & Rekan


Jakarta, Indonesia
February 14, 1996


This report is a copy of a report originally issued by KPMG Hanadi Sudjendra and Rekan ("HS&R"). WRP Corporation has been informed that HS&R was dissolved and liquidated during 1998 and has discontinued providing audit and accounting services.

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