Form 10-Q/A
period 1998-09-30
WRP CORP
filed 1998-12-14
CIK 837038

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                FORM 10-Q/A-1


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

YEAR 2000 OVERVIEW:
The crux of the Year 2000 ("Y2K") Issue is whether information technology (I.T.) and non-I.T. systems will be able to recognize and process date-sensitive information before and after the year 2000. The Company relies, directly and indirectly, on I.T. systems, such as desktop computers, network hardware equipment and applications software, to manage its business data. The Company also relies on non-I.T. systems including office equipment, security systems, and telephone systems, to carry out its day-to-day operations. In addition, third party suppliers and customers, material to the Company's operations, rely on I.T. and non-I.T. systems to manage their businesses. The Year 2000 Issue could potentially effect all of their systems. In order to minimize the exposure of Y2K related risks, the Company is conducting a comprehensive assessment of its Y2K issues. The Company, through its Y2K Committee, is in the process of identifying, updating or replacing non-Y2K compliant I.T. and non-I.T. systems that are material to the Company's operations.

The Company has identified four stages for its Y2K compliance effort:
  I.    Assessment
  II.   Planning
  III.  Implementation
  IV.   Testing
The Assessment stage involves the determination of the readiness status of all I.T. and non-I.T. systems. The Planning stage identifies the actions required to achieve a ready state. During the Implementation stage any deficient components are replaced or upgraded. The replacements and upgrades are verified during the Testing stage.

The Company's Y2K assessment is focusing primarily on four areas:
  1)    information technology equipment;
  2)    applications software;
  3)    non-information technology systems and infrastructure; and
  4)    third party suppliers and customers.

The assessment involves analyzing all I.T. equipment, applications software, and non-I.T. systems used by the Company. The Company will also be evaluating third parties critical to the Company's operations on their Y2K preparedness. As of September 30, 1998, the Company's Assessment and Planning stages for internal I.T. systems has been 100% completed. The Company has begun to implement Y2K compliant, enterprise-wide, business systems application software. The Company expects that the application software will be online by March 31, 1999. The Company's overall Y2K Assessment stage is approximately 50% complete, including the analysis of the PT Buana manufacturing facility, located in Indonesia. The Company is developing plans for each of the areas targeted by the Y2K assessment, such as the telephone, facsimile machines, and the readiness of third parties. The readiness status of third parties will be acquired through certifications requested from all suppliers and customers material to its operations. The Company expects to complete the entire Assessment stage by December 31, 1998. The Planning stage is in progress and is 33% complete as of September 30, 1998. The Company anticipates the Planning stage to be completed by March 31, 1999. As of September 30, 1998, the Implementation stage is 30% complete, primarily attributed to the status of the installation of the new enterprise-wide business applications software, and will be finalized for both I.T. and non-I.T. systems by June 30, 1999. The Testing stage has not yet begun at September 30, 1998. The Testing stage will begin as warranted by the progress of the Implementation stage and is expected to be completed by June 30, 1999. Contingency plans for any of the Company's known Y2K issues will be developed beginning February 1, 1999 and finalized by July 31, 1999.

YEAR 2000 COSTS

Although the total costs associated with becoming Y2K compliant have not been fully identified, the Company estimates the costs of remediating to be $1,750,000, of which $1,500,000 is to be spent on replacing the enterprise wide business applications software. As of September 30, 1998, the Company has spent approximately $400,000 on Y2K issues, primarily attributable to the cost of hardware, software, and professional services associated with its new computer system.

YEAR 2000 RISKS

The failure to address a material Y2K problem increases the possibility of interruption or failure of certain normal business activities of the Company. Such failures could have a material or adverse effect on the Company's results of operations and financial condition. The likely "worst case scenario" for the Company with respect to the Year 2000 Issue is the failure of suppliers, particularly a glove supplier, to be compliant such that the supply of products or services to the Company is temporarily interrupted. This could result in the Company not being able to supply product to meet the full demands of its customers, which in turn could result in lost sales and profits. Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of the readiness of third parties and of the infrastructure in those countries in which the Company operates, there can be no assurance that the Year 2000 Issue will not have a material impact on the Company's results of operations or financial condition. However, the Company expects its Y2K remediation efforts to significantly reduce the Company's risks regarding the Year 2000 Issue. In particular, the compliance and readiness of its material third party suppliers, customers and vendors will be the focus of further efforts. Furthermore, the Company believes that, with the implementation of new business systems and the completion of its Y2K remediation plan as scheduled, the possibility of significant interruptions of normal operations should be minimal.

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



                                             WRP Corporation
                                             (Registrant)





Date:  December 14, 1998                     By:     /s/ Edward J. Marteka
                                                     ---------------------
                                             Name:   Edward J. Marteka
                                             Title:  President