Form 10-K405
period 1998-12-31
WRP CORP
filed 1999-03-31
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                         Commission file number 0-17458

                                 WRP CORPORATION
                                 ---------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on March 10, 1999: $23,797,688.

       At March 10, 1999, 5,673,025 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                 WRP CORPORATION
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
PART I                                                                   ----
------

ITEM 1.  BUSINESS...........................................................1
ITEM 2.  PROPERTIES.........................................................6
ITEM 3.  LEGAL PROCEEDINGS..................................................6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ...............................................9
ITEM 6.  SELECTED FINANCIAL DATA...........................................10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................25

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................26
ITEM 11. EXECUTIVE COMPENSATION............................................29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT....................................................32
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............33

                                     PART I

ITEM I.  BUSINESS(1)

GENERAL

         WRP Corporation (the "Company"), formerly known as MBf USA, Inc., is a manufacturer of high quality disposable latex examination gloves and a leading marketer of medical exam gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company, which was reincorporated in Maryland in December 1995, had been involved in several business operations. The Company has been only in the glove business since July 1, 1997 when all other business activities ceased. In June 1997, the Company discontinued its sales of Playboy condoms after it had reached an agreement with Playboy Enterprises, Inc. to terminate its license agreement under which the Company distributed condoms in 15 countries.

         In October 1995, the Company acquired a 70% interest in an Indonesian powdered latex examination glove manufacturing plant, PT WRP Buana Multicorpora ("PT Buana"), which was in the start-up phase of operations at that time. The Company purchased PT Buana from MBf International Limited. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996.

         On February 27, 1992, the Company acquired AHPC from MBf International Limited ("MBf International"), a Hong Kong corporation, which is a subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange. AHPC is a leading marketer of medical examination gloves in the U.S. As a result of such acquisition, MBf International acquired control of the Company by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of a majority of the Board of Directors.

------------------------

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

         The Series A Common Stock is substantially the same as the Company's Common Stock except that each share of Series A Common Stock is convertible into one share of the Company's Common Stock and the Series A Common Stock entitles the holder to elect all Class A directors, which represent a majority of the Company's Board of Directors.

         At December 31, 1997, MBf International owned all 1,252,538 shares of the Company's Series A Common Stock and 1,682,275 shares of the Company's Common Stock. On March 31, 1998, the Company announced that its majority shareholder, MBf International, had consummated the closing of two separate agreements (entered into in May 1997) with WRP Asia Pacific Sdn. Bhd. ("WRP Asia"), formerly known as Wembley Rubber Products (M) Sdn. Bhd., the Company's supplier of latex powder-free exam gloves. These agreements transferred majority ownership in the Company to WRP Asia and were as follows:

1. MBf International sold all of the Company's Series A Common Stock (1,252,538 shares) to WRP Asia for $5.00 per share or $6,262,690; and

2. WRP Asia purchased 2,500,000 shares of the Company's unregistered Common Stock for $2.70 per share for a total of $6,750,000. The purchase price of $2.70 per share reflected a 12% discount from the average stock price over a seven consecutive business day range ended May 9, 1997, as detailed by a fairness opinion received from an independent valuation firm.

         On March 31, 1998, the Company received $6,750,000 from WRP Asia for the sale of the Common Stock and recorded an increase in its Common Stock and additional paid-in capital for the amount of cash received. These transactions provided WRP Asia with a 55.0% ownership interest in the Company at March 31, 1998. At December 31, 1998, WRP Asia had a 54.3% ownership interest in the Company.

         At December 31, 1998, MBf International owned 1,682,275 shares of the Company's Common Stock which represented a 24.3% ownership interest in the Company. WRP Asia entered into another agreement on March 31, 1998, with MBf International (the "Call and Put Option Agreement"), which provided WRP Asia with the right to purchase 50% of the remaining shares owned by MBf International at $6.00 per share during the one-year period beginning March 31, 1999, and provided MBf International with the right to sell up to 1,682,275 shares to WRP Asia at $5.00 per share during that same one-year period.

         In January 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company and terminating the Call and Put Option Agreement with WRP Asia.

         WRP Asia is one of the world's leading manufacturers of high quality disposable gloves primarily for use by healthcare professionals in the acute care and alternative care markets and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC has been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

         As of March 10, 1999, the shares of Series A Convertible Common Stock issued to WRP Asia constituted 18.1% of the total issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership of the Company to WRP Asia of 54.2% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through its wholly owned subsidiary, AHPC, the Company markets non-sterile, ambidextrous latex, vinyl and synthetic examination gloves used primarily in the medical, dental, food service and retail industries. Gloves marketed by AHPC are manufactured by PT Buana, WRP Asia and other third parties. Gloves are marketed by AHPC under the brand names "Glovetex(R)" and "DermaSafe(R)" to medical/surgical distributors, dental distributors, nursing homes and food servicE distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." A case of gloves generally comprises 10 or 20 boxes of 100 gloves per box.

         In addition to the standard latex powdered examination gloves, AHPC distributes other product lines which include powder-free latex exam gloves, vinyl exam gloves and synthetic exam gloves. Expansion of the product line into other products is planned, and AHPC has identified for possible introduction in the future such products as nitrile gloves, surgical gloves and other products related to infection control. For the year ended December 31, 1998, AHPC sales ratio of latex powdered, latex powder-free, and non-latex examination glove sales was 37%, 44%, and 19%, respectively. The Company anticipates that the sales ratio of latex powdered exam gloves will decline in the future.

         Manufacturing Operations. The production of latex examination gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia, one of the world's largest producers of rubber, and Indonesia. Once gathered, the raw latex is sent to a centrifuge where the latex is concentrated. PT Buana purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a patented formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles which can create pinholes. Glove-making forms, which are in five sizes and designed for the American hand, are dipped in latex compound. The forms are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

         The PT Buana factory, which is 70% owned by the Company, was in the start-up phase of operations until product shipments began in May 1996. PT Buana now has the ability to manufacture approximately 700,000,000 powdered latex examination gloves per year. PT Buana has plans to begin producing latex powder-free gloves in 1999, which will require the installation of certain specialized equipment.

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

         Powdered Latex Examination Glove Suppliers. PT Buana supplied approximately 40% of AHPC's powdered latex examination glove inventory in 1998. The remaining 60% of 1998 purchases of powdered latex examination glove inventory was purchased from an unrelated Malaysian factory. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year.

         Powder-Free Latex Examination Glove Supplier. AHPC continues to purchase virtually all of its latex powder-free examination gloves from WRP Asia. AHPC had entered into a supply agreement with WRP Asia for its powder-free gloves and the prices charged by WRP Asia are made at prevailing market rates.

         Non-Latex Examination Glove Suppliers. AHPC purchases its non-latex examination glove from two unrelated suppliers in Taiwan and China.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors and major retail outlets. The principal methods of marketing are trade shows, seminars and sales representatives, as well as advertising and direct mail. In addition, at December 31, 1998, AHPC employed a sales force of 45 persons comprised of regional sales managers and representatives, manufacturer sales representatives and an in-house sales and customer support staff.

         FDA Regulation of Latex Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the U.S. Food and Drug Administration ("FDA"). Included within such procedures are minimum testing requirements, as well as FDA current Quality Systems Regulations.

         Competition. The market for examination gloves is highly competitive. With the discovery of the Acquired Immune Deficiency Syndrome/HIV virus ("AIDS") in the 1980's, and the perception of the latex glove as being a barrier to infection from AIDS and other communicable diseases, several companies entered the glove industry, many of which failed or were acquired by other companies. Further consolidation of companies in the industry may be expected to occur in the future. The primary means of competition are price, product quality, service and the size and reliability of the manufacturer.

         Customers. During calendar 1998, two of AHPC's national customers, Owens & Minor, Inc. and Sysco Co., accounted for 36.3% and 35.0%, of net sales, respectively. The loss of either of such customers would have a materially adverse effect on the Company. However, the Company's products are ultimately distributed by these two diversified distribution companies to thousands of medical facilities and food service organizations across the United States. The ultimate end user of the Company's glove products are the medical facilities, professionals and individuals who use its gloves.

         Patents and Trademarks. AHPC owns the trademarks "Glovetex" and "Dermasafe," which are trademarks registered in the United States.

LATEX CONDOM PRODUCTS

         Through June 30, 1997, the Company sold condoms in packaging bearing the Playboy(R) name and rabbit-head logo. Under the termination agreement, the Company, until June 30, 1997, continued to sell Playboy(R) condoms in the 15 countries where it has launched the product. As of December 31, 1998, the Company had completely disposed of all assets and liabilities associated with the discontinued condom operations.

         Suppliers. Prior to October 1996, condoms bearing the Playboy(R) brand name and rabbit-head design were manufactured primarily by MBf Personal Care Sdn. Bhd. ("MBf Personal Care"), a Malaysian company owned indirectly by MBf Holdings, which accounted for 95% of the Company's products sold. Subsequent to October 1996, the Company purchased its condoms from an unrelated manufacturer following the sale of MBf Personal Care by its parent.

EMPLOYEES

         As of March 10, 1999, the Company's U.S. operations employed a total of 54 full-time and 10 part-time employees. AHPC also uses the services of 15 manufacturer sales representatives which do not work exclusively for AHPC and which are paid on a commission basis. The Company's 70% owned Indonesian subsidiary, PT Buana, employed 1,047 full-time workers in its factory and administrative staff as of that date. None of the Company's employees are represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

INVESTMENT IN LSAI

         In connection with the sale of the operations of LSAI (a drug testing business purchased by certain members of former management), the Company received stock of LSAI. During 1998, the Company sold all remaining shares of LSAI and thus has entirely liquidated its investment in LSAI.

ITEM 2.  PROPERTIES

         The Company's principal executive and administrative office is located in Itasca, Illinois. The lease term for this location is for a period of five years and commenced on March 1, 1995. The yearly lease cost is approximately $156,000 per year, with annual increases of approximately 3% per year.

         The Company's executive office was located in Fort Lee, New Jersey prior to its relocation to Itasca, Illinois. On December 1, 1994, the Company entered into a five-year lease for this office with an annual lease cost of approximately $77,000 per year. During June 1995, the Company closed the New Jersey office as part of a restructuring which took place in the second quarter of 1995. Effective July 1, 1995, the Company entered into a sublease agreement for the New Jersey office space for the remaining lease term at the identical terms as stated in the December 1, 1994 New Jersey lease agreement.

         The Company's executive office was located in Boca Raton, Florida, prior to its relocation to Fort Lee, New Jersey. The Company entered into a five-year lease agreement effective February 1994, for approximately 4,000 square feet of space in Boca Raton, Florida. The annual rental expense for this lease is approximately $79,500 per year. Effective December 1, 1996, the Company entered into a sublease agreement for the Boca Raton office space for the remaining lease term at the identical terms as stated in the February 1994 Florida lease agreement. The term of this sublease has been extended and will terminate in June 1999.

         AHPC's warehouse operations are housed in a 22,000 square-foot facility in Des Plaines, Illinois. The lease term for this location commenced April 1, 1993 and expired on March 31, 1998. During early 1998, the Company obtained a one-year extension of this lease through March 31, 1999. The yearly cost of the lease is approximately $126,600 per year. In addition, AHPC uses public warehouse facilities in Sparks, Nevada and Atlanta, Georgia, as needed. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In 1999, management intends to lease a larger warehouse located in Illinois to replace the Illinois warehouse which is leased through March 31, 1999. The new facility will provide additional needed warehouse space.

 ITEM 3. LEGAL PROCEEDINGS

         At December 31, 1998, AHPC had 19 product liability claims pending against it throughout the United States. As of that date, nine of the said claims were consolidated in the Multi-District Litigation ("MDL") of the United States District Court for the Eastern District of Pennsylvania. These claims have been consolidated in the MDL for discovery management and other pre-trial activities. Similarly, AHPC currently has five claims consolidated in the California Coordinated Latex Glove Litigation for discovery management and pre-trial proceedings.

         All of the claims involve plaintiffs that have worked in the medical and healthcare industries, and allege injuries associated with the continued use and/or exposure to latex glove products. In each of the claims, AHPC is one of several glove distributors, along with various glove manufacturers, named in the suits. Each of the nineteen claims alleges damages of an unspecified amount and are in a different stage of legal proceeding. All claims are currently in discovery or other pre-trial proceedings. Two of the claims are scheduled for trial in California in February 2000 and April 2000. It is not currently possible to determine a favorable or unfavorable outcome for AHPC in any of the claims.

         Subsequent to December 31, 1998, AHPC was served with seven additional product liability lawsuits in which the plaintiffs alleged unspecified damages associated with the use of or exposure to latex gloves. AHPC was one of several defendants named in each of the suits.

         AHPC possesses product liability insurance coverage, which covers the defense costs and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers, to the limits of the policies, after applicable deductibles. However, there is no assurance that the Company's insurance will be sufficient to meet all damages for which the Company may be held liable. Likewise there is no assurance that the outcome of these suits will not adversely affect the Company's operations or financial condition.

         AHPC will vigorously contest any latex claim initiated against it, but may enter into a settlement agreement, where, after careful consideration, the Company's management determines that the best interests of the Company will be served by settling the matter for a nominal monetary sum. In November 1997, AHPC settled thirteen latex glove related product liability claims for a nominal sum.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on December 4, 1998. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect six Class A directors and three Class B directors to hold office until the next annual meeting of Shareholders or otherwise as provided in the Company's By-Laws.

                            Class A Director Nominees
                            -------------------------

                                Kamaruddin Taib
                               Richard C.M. Wong
                               Edward J. Marteka
                                 Kwong Ann Lew
                               George Jeff Mennen
                                Richard Swanson

                           Class B Director Nominees
                           -------------------------
                               Robert J. Simmons
                                 Don L. Arnwine
                                 Boon Teck Yap


         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

                          For                        5,405,976
                      Against                            3,635
                    Non-votes                          245,414

2. To concur in the selection of Arthur Andersen LLP as independent auditor for the fiscal year ending December 31, 1998. The vote of the Shareholders was as follows:

                          For                        6,654,464
                      Against                            7,685
                    Non-votes                          245,414

         All of the above matters were approved by the Shareholders. There were no other matters voted on at the meeting.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "WRPC." The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.


                                  COMMON STOCK

FISCAL YEAR ENDED:

         DECEMBER 31, 1998                 HIGH               LOW
         -----------------                 ----               ---

         4th quarter                       7                  4-3/4
         3rd quarter                       6-7/8              4-9/32
         2nd quarter                       7-3/8              5-1/2
         1st quarter                       5-7/8              3-1/16

         DECEMBER 31, 1997
         -----------------

         4th quarter                       6                  1-3/4
         3rd quarter                       3-7/8              2-3/4
         2nd quarter                       5-3/4              2-3/4
         1st quarter                       4-3/8              3-3/8


         There were approximately 350 record holders of Common Stock as of March 10, 1999. The Company believes that there are approximately an additional 2,000 holders whose stock is held in "street name."

         The Company has not paid a dividend with respect to the Common Stock. The Company expects to reinvest its earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for the five calendar years ended December 31, 1998 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                          WRP CORPORATION
                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                      1998         1997          1996          1995          1994
                                      ----         ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:

*Net sales                         $64,968,401  $51,402,691   $45,811,462   $39,788,839   $33,575,488
 Cost of goods sold                 46,857,229   40,760,146    38,358,756    36,177,651    27,387,357
 Gross profit                       18,111,172   10,642,545     7,452,706     3,611,188     6,188,131
*Selling, general &
   administrative expenses           9,954,785    8,226,945     6,684,467     6,160,011     5,671,360
 Restructure charge                     -            -             -          1,808,757         -

 Minority interest in income
   of subsidiary                      (594,062)    (300,145)      (77,732)       (2,174)        -

 Net income (loss) from
   continuing operations before
   discontinued operations           5,879,160    1,249,392      (247,608)   (4,092,779)    1,093,786

 Loss from discontinued operations      -          (783,670)     (916,979)     (771,625)      (93,256)
 Net income (loss)                 $ 5,879,160     $465,722   $(1,164,587)  $(4,864,404)  $ 1,000,530

 PER SHARE DATA:

 Diluted earnings (loss) per share        .93   $       .11   $      (.32)  $     (2.00)  $       .41

 BALANCE SHEET DATA (END OF PERIOD):

 Total assets                      $35,799,939  $29,531,245   $27,513,624   $26,373,204   $18,493,771
 Long-term debt                    $ 1,668,982  $ 5,647,867   $ 7,098,132   $10,342,500   $ 3,065,232
 Total shareholders' equity        $16,941,436  $ 4,312,520   $ 3,531,424   $ 1,319,661   $ 3,911,116


   * The 1994 through 1997 figures have been restated to reflect rebates as a reduction of net sales to conform to the 1998 presentation for comparability purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(2)

         The Company's wholly owned subsidiary, AHPC, is engaged in the marketing and distribution of high quality medical grade examination gloves in the United States and has been in the glove business since its incorporation in January 1989. The Company recorded record glove net sales in 1998 with an increase of 26.4%.

         PT Buana was incorporated in Indonesia on October 17, 1994, and commenced operations in April 1996. PT Buana began manufacturing and shipping powdered latex examination gloves to AHPC in May 1996 and sold approximately 47% of its production to AHPC in 1998. PT Buana had total powdered latex exam glove sales of $13.0 million for the year ended December 31, 1998. All significant intercompany transactions have been eliminated in consolidation.

         Through its Playboy license rights and condom distribution agreement, the Company distributed Playboy(R) brand condoms through June 30, 1997 in accordance with the negotiated termination agreement with Playboy Enterprises, Inc. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996.

         This analysis of the results of operations and financial condition of the Company should be viewed in conjunction with the financial statements and other information concerning the Company included throughout this Annual Report. The consolidated financial statements for the years ended December 31, 1998 and 1997 include the results of operations and statements of cash flows of the Company, AHPC and PT Buana, the Company's 70% owned subsidiary.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results as a percentage of net sales for the periods indicated.

----------------------
(2) Forward looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading "Risks Affecting Forward Looking Statements and Stock Prices". The Company cautions investors that its business is subject to significant risks and uncertainties.

                                               FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------

                                                 1998        1997        1996
                                                 ----        ----        ----

STATEMENT OF OPERATIONS DATA:

Net sales                                        100.0%     100.0%      100.0%
Cost of goods sold                                72.1       79.3        83.7
                                                  ----       ----        ----
Gross profit                                      27.9       20.7        16.3
Selling, general & administrative expenses        15.3       16.0        14.6
                                                  ----       ----        ----
Income from operations                            12.6        4.7         1.7

Interest (expense) / other income, net            (1.2)      (2.3)       (2.2)
Provision for (benefit from) income taxes          1.5       (0.6)       (0.1)
Minority interest in income of subsidiary         (0.9)      (0.6)       (0.1)
Net loss from discontinued operations               --       (1.5)       (2.0)
                                                   ---       ----       -----

Net income (loss)                                  9.0%       0.9%       (2.5)%
                                                  ====       ====       =====

         Fiscal 1998 compared to Fiscal 1997. The results of operations for 1998 and 1997 include only the revenue and expenses of the glove business. The discontinued operations of the Playboy(R) condom business are reflected in the net loss from discontinued operations as separate line items in the consolidated statements of operations.

         Net sales include glove sales from AHPC's examination glove product line and external powdered exam glove sales from PT Buana. Net sales totaled $64,968,401 and $51,402,691 for the years ended December 31, 1998 and 1997, respectively. This increase represents a 26.4% increase in glove sales in 1998 over 1997. This increase is attributable to AHPC's more developed customer relationships and increased PT Buana sales to external customers, the introduction of new products, growth in markets for its products, and a shift in the product mix toward higher priced products, particularly powder-free exam gloves. The Company's net sales are derived from the sale of finished products, net of allowable rebates, discounts and returns.

         Revenues from the Playboy(R) condom business were $376,422 for the year ended December 31, 1997. These revenues are included in the net loss from discontinued operations in the consolidated statements of operations. Under the Company's exit plan, the Company sold Playboy(R) condoms through June 30, 1997.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold increased 15.0% from $40,760,146 for the year ended December 31, 1997 to $46,857,229 for the year ended December 31, 1998. As a percentage of net sales, cost of goods sold decreased from 79.3% for the year ended December 31, 1997 to 72.1% for the same period in 1998.

         This reduction in the cost of goods sold and continued improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a continued reduction in raw material latex prices; (ii) an increase in sales of higher profit margin glove products, particularly powder-free examination gloves; (iii) improved operating efficiency in the

Indonesian facility, and (iv) reduced duty importation fees associated with examination gloves in 1998. The Company currently expects its gross margin to continue to be affected by changes in product mix, competition, the price of latex and other factors. As a result of the above, gross profit increased by 70.2% from $10,642,545 for the year ended December 31, 1997 to $18,111,172 for the year ended December 31, 1998.

         The market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. The chlorination process used to make latex powder-free gloves reduces the sensitivity to latex and reduces the powder levels which emit latex particles in the air. Being customer driven, the Company is providing and selling more latex powder-free exam gloves, and expects that this trend will continue in the future. The Company's sales of latex powder-free exam gloves were approximately 44% of net sales in 1998 versus 37% in 1997. See the liquidity and capital resources section for a discussions of the Company's plans to upgrade the PT Buana facility to manufacture latex powder-free gloves.

         Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising, and delivery costs. Selling, general and administrative ("SG&A") expenses increased 21.0% from $8,226,945 in 1997 to $9,954,785 in 1998. The increase is attributable to an increase in AHPC's delivery and selling expenses commensurate with its sales growth and the expansion of the Company's sales force. As a percentage of 1998 net sales, SG&A expenses decreased to 15.3%, compared with 16.0% in 1997. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars and may possibly increase as a percentage of net sales in the future.

         Prior to July 1, 1997, the financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, were maintained in the functional currency, Indonesian rupiahs, and translated into U.S. dollars. Due to the Company's business and operating facility in Indonesia, the Company experienced transaction and translation gains and losses because of currency fluctuations. Assets and liabilities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52. Such adjustments were unrealized.

         Effective July 1, 1997, in accordance with Statement No. 52, PT Buana changed its functional currency for financial statements reporting purposes from the Indonesian rupiah to the U.S. dollar. The net effect of this change in functional currency resulted in a positive $277,035 foreign currency translation adjustment by PT Buana which is recorded in 1997 as a component of cost of goods sold.

         Interest expense decreased from $1,481,467 in 1997 to $1,192,405 in 1998. This decrease is attributable to the repayment of all of PT Buana's debt in 1998. The funds for these debt payments were primarily from the proceeds from the Company's sale of Common Stock to WRP Asia on March 31, 1998.

         Other income increased by $168,024 from $293,362 for the year ended December 31, 1997 to $461,386 for the year ended December 31, 1998. The increase is primarily due to the disposal of the investments in LSAI which generated a gain of $168,375 in 1998.

         The Company did not record income taxes in 1997 or in 1996 due to net operating loss carryforwards (NOL's) which were generated in prior years. During 1998, the WRP Asia ownership change limited the NOL's which are available to reduce taxable income in current and future years. Because of these NOL limitations, the Company began recording a provision for income taxes in 1998. The Company did not record any taxes to be paid for its foreign subsidiary in Indonesia (PT Buana). PT Buana, based on Indonesian tax reporting, has generated losses and thus has no current tax provision. As a result, the Company has generated tax NOL's in Indonesia that can be utilized in the future. During 1998, the Company has also reviewed the adequacy of the valuation allowance it had recorded for deferred tax assets that were generated during the current and prior years. As a result of this assessment and the Company's continued profitability, the Company recorded a reduction in its deferred tax valuation allowance of $412,646. This amount has been reflected as a reduction in the current year's tax provision. The income tax provision recorded in 1998 of $952,146 is less than statutory rates due to the utilization of NOL's in 1998 and to the reduction of the valuation allowance for deferred tax assets which were recorded in 1998.

         At December 31, 1998 the Company had NOL's of approximately $2.7 million which will be available to reduce federal taxable income in the U.S. in future periods, subject to limitations.

         For the year ended December 31, 1998, net income for the Company was $5,879,160, compared to a net income of $465,722 in 1997. The overall diluted earnings per share was $.93 in 1998 compared to $.11 in 1997.

RESULTS OF OPERATIONS

         Fiscal 1997 compared to Fiscal 1996. Income from operations in 1997 and 1996 includes only the sales and expenses of the glove business; the discontinued operations of the Playboy(R) condom business is reflected in the net loss from discontinued operations as separate line items in the consolidated statements of operations.

         Net sales are comprised of glove sales primarily from AHPC's examination glove product line which totaled $51,402,691 and $45,811,462 for the years ended December 31, 1997 and 1996, respectively. This increase represents a 12.2% increase in glove sales in 1997 over 1996. This increase is attributable to AHPC's more developed customer relationships and a move in the sales mix toward higher priced products, particularly latex powder-free exam gloves.

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

         Cost of goods sold for fiscal 1997 as a percentage of net sales was 79.3% compared to 83.7% in 1996. This reduction in the cost of goods sold and improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1997 due to manufacturing efficiencies at its Indonesian plant, PT Buana, and a reduction in raw material latex prices; (ii) an increase in sales of higher profit margin glove products, particularly latex powder-free examination gloves; (iii) reductions in the ocean freight import rates; (iv) the U.S. government lowering the duty importation fees associated with examination gloves effective January 1, 1997; (v) the duty free status of importing Indonesia manufactured glove products into the U.S.; and (vi) the inclusion in 1997 of a positive $277,035 foreign currency translation adjustment by PT Buana. The Company currently expects its gross margin to continue to be affected by changes in product mix, competition and other factors.

         The market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. This move is a result of lawsuits being associated with the use of latex powdered gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and reduces the powder levels which emit latex particles in the air. The Company is providing and selling more latex powder-free exam gloves. The Company's sales of latex powder-free exam gloves was approximately 37% of net product sales in 1997 versus 30% in 1996.

         In August 1997, the Company was notified by its sole latex powder-free exam glove manufacturer/supplier that the FDA had placed an FDA Import Alert on its factory. This temporarily stopped the supplier from shipping product into the U.S. marketplace and to AHPC. Because of this, AHPC had difficulty meeting its customers' demands for powder-free gloves. To successfully satisfy customers' demands, AHPC temporarily purchased powder-free gloves from other Malaysian manufacturers at much higher costs until the FDA Import Alert was lifted in December 1997 when the supply of powder-free gloves resumed. The Company's sourcing of product from others during that short period resulted in a significantly lower gross profit in the fourth quarter of 1997.

         Selling, general and administrative ("SG&A") expenses increased to $8,226,945 in 1997 from $6,684,467 in 1996, a 23.1% increase. This increase is attributable to: (i) the increase in SG&A expenses from PT Buana's operations, which began in April 1996; (ii) an increase in AHPC's selling expenses commensurate with its sales growth; (iii) the expansion of the Company's sales and support forces; (iv) increased reserves for lawsuit claims and other purposes; and (v) costs incurred in 1997 for the research, study, and recommendation to purchase, install and implement a new enterprise wide computer system. As a percentage of 1997 net product sales, SG&A expenses increased to 16.0%, compared with 14.6% in 1996. The Company currently expects to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company currently expects that its SG&A expense will continue to increase in absolute dollars but may decline as a percentage of net sales in the future.

         Prior to July 1, 1997, the financial statements and transactions of the Company's Indonesian subsidiary, PT Buana, were maintained in the functional currency, Indonesian rupiahs, and translated into U.S. dollars. Due to the Company's business and operating facility in Indonesia, the Company experienced transaction and translation gains and losses because of currency fluctuations. Assets and liabiliities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52. Such adjustments were unrealized.

         Effective July 1, 1997, in accordance with Statement No. 52, PT Buana changed its functional currency for financial statements reporting purposes from the Indonesian Rupiah to the U.S. dollar. The net effect of this change in functional currency resulted in a positive $277,035 foreign currency translation adjustment by PT Buana which is recorded in 1997 as a component of cost of goods sold.

         Interest expense increased from $1,117,700 in 1996 to $1,481,467 in 1997. This increase is attributable to the inclusion of PT Buana's interest expense which increased from $389,428 in 1996 to over $1.0 million in 1997 due to additional borrowings to fund the growth and expansion of PT Buana and the glove business.

         At December 31, 1997, the Company had net operating loss carry-forwards ("NOLs") of approximately $5.0 million which will be available to reduce federal taxable income in future periods. In accordance with federal tax regulations, usage of the NOLs is subject to limitations should certain ownership changes occur.

         The Company continued to have losses from the condom discontinued operations which amounted to $(783,670) in 1997. During the fourth quarter of 1997, the Company revised its estimate of possible condom returns and related costs associated with the cessation of the condom business. The Company reduced its reserves and condom discontinued loss by $590,128 compared to the June 30, 1997 loss as reported. The Company's exit of the condom business is part of the strategy to return the Company to profitability.

         For the year ended December 31, 1997, net income for the Company was $465,722, compared to a net loss of $(1,164,587) in 1996. The overall net income
(loss) per share was $.11 in 1997 compared to $.(32) in 1996.

SEGMENT INFORMATION

         1998. During 1998, the Company was engaged solely in the business of manufacturing and distributing examination gloves. The Company has two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, food service, retail and other distributors within the U.S. The operations of the distribution segment are located entirely within the U.S.

         1997. At December 31, 1997, the Company was in the business of manufacturing and distributing examination gloves in the U.S. The Company also distributed Playboy(R) condoms through June 30, 1997 in accordance with the termination agreement with Playboy(R) Enterprises Inc. As such, the Playboy(R) condom business is reported as a discontinued operation of the Company.

         1996. At December 31, 1996, the Company was engaged in the business of manufacturing (through its 70% owned Indonesian subsidiary, PT Buana) and distributing examination gloves primarily in the U.S. PT Buana began manufacturing powdered latex examination gloves in April 1996 and shipping product to AHPC in May 1996. The Company continued to sell Playboy(R) condoms in 1996 and through June 30, 1997 in accordance with its November 1996 plan to discontinue all condom operations by such later date. During 1996, the Company dissolved its wholly owned subsidiaries, DGI and Premier Latex, Inc., which were discontinued operations and inactive entities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 31, 1998 increased $517,744 from December 31, 1997 levels. The Company experienced this increase in cash flow in 1998 primarily from cash provided by operating activities and the proceeds from the Company's sale of Common Stock to WRP Asia, offset by the funding of capital expenditures and the repayment of debt obligations.

         The Company's operations generated cash of $5,284,472 in 1998 as a result of net income of $5,879,160 plus non-cash depreciation of $1,247,111 and an increase in accrued expenses and amounts due to affiliates, which was offset by an increase in inventories. In 1998, the Company used cash of $2,005,123 for investing in the installation of a new enterprise wide computer system for AHPC's operations and for the purchase of equipment for expanding the PT Buana manufacturing facility in Indonesia. The Company experienced decreased cash flow from financing activities of $4,340,320. The use of cash for financing purposes was for the repayment of all of PT Buana's debt and other debt of $9,225,756 and a reduction in letter of credit obligations of $2,126,299. This was offset by the proceeds from the Company's sale of Common Stock to WRP Asia of $6,750,000.

         On December 1, 1998, the Company obtained a new, domestic two-year credit facility from a large commercial credit company, G.E. Capital. This asset-based lending facility includes a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (8.05% at December 31, 1998). The new facility was used to repay and extinguish all obligations outstanding under the previous bank facility. At December 31, 1998, the Company had outstanding $1,100,000 on the revolving line of credit and $3,322,882 of letter of credit liabilities under the new credit facility.

         Net inventories at December 31, 1998 increased 44.6% to $11,860,855 compared with $8,203,861 at December 31, 1997 in anticipation of higher sales volume in 1999 and due to the addition of several inventory product lines. Net trade accounts receivable at December 31, 1998 increased only slightly to $5,532,405 from $5,410,843 at December 31, 1997 due to a strong collection effort made at the end of 1998.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two affiliated trusts, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of the Common Stock of the Company at an exercise price of $22.20 per share. At December 31, 1997 and 1998, long-term debt of $2,000,000 was outstanding as a result of this transaction. The Company anticipates repayments of $600,000 in 1999 on this debt and has classified only $1,400,000 of this debt as long-term at December 31, 1998.

         In 1998, the Indonesian factory, PT Buana increased its production capacity by nearly 40% over the prior year. The factory placed in service an additional 5 production lines in 1998, for a total of 15 lines, and now is capable of producing at a run rate of approximately 700 million powdered exam gloves per year.

         PT Buana only manufactures latex powdered exam gloves but has plans to begin producing latex powder-free exam gloves in the second quarter of 1999. At December 31, 1998, PT Buana had capital commitments of approximately $1,000,000 for the purchase of chlorination machinery and equipment used for the production of powder-free gloves. The Company anticipates this to be funded with internally generated cash and debt borrowings.

         The Company currently expects to have cash needs during 1999 in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) the continued hiring of additional full time members of its sales force; (iii) the hiring of additional support staff; (iv) the continuing expansion of the manufacturing facility in Indonesia and upgrading to produce powder-free gloves; (v) the completion and customization of its new enterprise wide computer system; and (vi) for other operating expenses. The Company believes that its cash generated from operations plus its new credit facility will be sufficient to fund the Company's ongoing operations. Additionally, the Company believes that it will be able to obtain additional financing from its credit facility to fund additional growth should the need arise.

YEAR 2000 OVERVIEW

         The crux of the Year 2000 ("Y2K") Issue is whether information technology (I.T.) and non-I.T. systems will be able to recognize and process date-sensitive information before and after the Year 2000. The Company relies, directly and indirectly, on I.T. systems, such as desktop computers, network hardware equipment and applications software to manage its business data. The Company also relies on non-I.T. systems including office equipment, security systems, and telephone systems, to carry out its day-to-day operations. In addition, third party suppliers and customers, material to the Company's operations, rely on I.T. and non-I.T. systems to manage their businesses. The Year 2000 Issue could potentially affect all of their systems. In order to minimize the exposure of Y2K related risks, the Company is conducting a comprehensive assessment of its Y2K issues. The Company, through its Y2K Committee, is in the process of identifying, updating or replacing non-Y2K compliant I.T. and non-I.T. systems that are material to the Company's operations.

         The Company has identified four stages for its Y2K compliance effort:

         I.       Assessment
         II.      Planning
         III.     Implementation
         IV.      Testing

         The Assessment stage involves the determination of the readiness status of all I.T. and non-I.T. systems. The Planning stage identifies the actions required to achieve a ready state. During the Implementation stage, any deficient components are replaced or upgraded. The replacements and upgrades are verified during the Testing stage.

         The Company's Y2K assessment is focusing primarily on four areas:

         1)       information technology equipment;
         2)       applications software;
         3)       non-information technology systems and infrastructure; and
         4)       third party suppliers and customers.

         The assessment involves analyzing all I.T. equipment, applications software, and non-I.T. systems used by the Company. The Company will also be evaluating third parties critical to the Company's operations on their Y2K preparedness. As of December 31, 1998, the Company's Assessment and Planning stages for internal I.T. systems has been 100% completed. The Company has begun to implement Y2K compliant, enterprise-wide, business systems application software. The Company expects that the application software will be online and fully operational in April 1999. The Company's overall Y2K Assessment stage is approximately 75% complete, including the analysis of the PT Buana manufacturing facility, located in Indonesia. The Company is developing plans for each of the areas targeted by the Y2K assessment, such as the telephone, facsimile machines and the readiness of third parties.

         The readiness status of third parties will be acquired through certifications requested from all suppliers and customers material to its operations. The Company has begun to mail out questionnaires to third parties but has not obtained all replies at this time. The Company expects to complete the entire Assessment stage by April 30, 1999. The Planning stage is in progress and is currently 70% complete. The Company anticipates the Planning stage to be completed in May 1999. To date, the Implementation stage is 60% complete, primarily attributed to the status of the installation of the new enterprise-wide business applications software, and should be finalized for both I.T. and on-I.T. systems by June 30, 1999. The Testing stage has not yet begun. The Testing stage will begin as warranted by the progress of the Implementation stage and is expected to be completed by July 31, 1999. Contingency plans for any of the Company's known Y2K issues will be developed as known and are estimated to be finalized before August 31, 1999.

YEAR 2000 COSTS

         Although the total costs associated with becoming Y2K compliant have not been fully identified, the Company estimates the costs of remediating to be $1,750,000, of which $1,500,000 is to be spent on replacing the enterprise wide business applications hardware and software. As of December 31, 1998, the Company has spent approximately $920,000 on Y2K issues, primarily attributable to the cost of hardware, software and professional services associated with its new computer system.

YEAR 2000 RISKS

         The failure to address a material Y2K problem increases the possibility of interruption or failure of certain normal business activities of the Company. Such failures could have a material adverse effect on the Company's results of operations and financial condition. The likely "worst case scenario" for the Company with respect to the Year 2000 Issue is the failure of suppliers, particularly a glove supplier, to be compliant such that the supply of products or services to the Company is temporarily interrupted. Additionally, ocean freight carriers, port authorities and transportation companies may not be Y2K compliant. This could result in the Company not being able to supply product to meet the full demands of its customers, which in turn could result in lost sales and profits.

         Due to the general uncertainty inherent in the Y2K problem resulting in part from the uncertainty of the readiness of third parties and of the infrastructure in those countries in which the Company operates, there can be no assurance that the Year 2000 Issue will not have a material adverse impact on the Company's results of operations or financial condition. However, the Company expects its Y2K remediation efforts to significantly reduce the Company's risks regarding the Year 2000 Issue. In particular, the compliance and readiness of its material third party suppliers, customers and vendors will be the focus of further effort. Furthermore, the Company believes that, with the implementation of new business systems and the completion of its Y2K remediation plan as scheduled, the possibility of significant interruptions of normal operations should be minimal.

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

         The Company operates with little backlog and, as a result, net sales in any quarter are substantially dependent on the orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, if anticipated shipments in any quarter do not occur as expected, the Company's operating results may be adversely affect and fall significantly short of expectations. Any other unanticipated decline in the growth rate of the Company's net revenues, without a corresponding and timely reduction in the growth of operating expenses, could also have an adverse effect on the Company and its future operating results.

         The Company aims to prudently control its operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfall in a quarter, the Company will be able to control expenses sufficiently to meet profitability objectives for the quarter.

         Financing. The Company's current credit facility expires in December 2000. There can be no assurances that it will be renewed, extended or sufficient to finance continued growth of the Company.

         Dependence on Gloves. The Company is exclusively engaged in the manufacture and sale of disposable gloves. Accordingly, the Company's results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company currently has a substantial investment in PT Buana, which exclusively manufacturers powdered gloves, as well as a long-term supply contract with PIE Healthcare for the purchase of powdered gloves. Should the demand for powdered gloves continue to decline, then the Company will continue to be subject to the aforesaid commitments.

         Conversions of powdered glove manufacturing capacity to powder-free capacity requires substantial time, capital investment and know how, and there can be no assurance such conversion could be made economically or at all, in the event of a substantial decline in the demand for powdered gloves.
See "New Glove Products."

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

         Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of the Company's supply of glove products.

         Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand, have recently experienced significant fluctuations against the U.S. dollar, commencing with the devaluation of the Thai Baht in July 1997. Interest rates in many Asian-Pacific countries have risen sharply and credit availability has been reduced. Companies in these countries, with significant indebtedness or costs denominated in foreign currencies that have appreciated in relation to the local currency, may have difficulty passing on increased local currency costs to their customers and may face financial difficulties and losses and may be unable to meet their obligations.

         The economies of most of the Asian-Pacific countries are heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partners, principally, the United States, Japan, China and the European Union. The enactment by the United States or other principal trading partners of protectionist trade legislation, reduction of foreign investment in the local economies and general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries.

         Governments in certain of the Asian-Pacific countries participate to a significant degree, through ownership interests or regulation, in their respective economies. Action by these governments could have a significant adverse effect on the economies of such countries.

         Changes in Gross Margins. Certain of the Company's net product sales are derived from products and markets which typically have lower gross margins compared to other products and markets, due to higher costs and/or lower prices associated with the lower gross margin products and markets. The Company currently expects that its net product sales from powder-free gloves will continue to increase as a percentage of total net product sales. In addition, the Company is currently experiencing pricing pressures due to a number of factors, including competitive conditions, consolidation within certain groups of suppliers and changing technologies in the production of powder-free gloves and increasing demand for new glove products. To the extent that these factors continue, the Company's gross margins could decline, which would adversely affect the Company and its future operating results.

         Downward pressure on the Company's gross margins may be mitigated by other factors, such as a reduction in product costs and/or an increased percentage of new product sales from higher gross margin products, such as powder-free gloves. The Company is aiming to reduce its product costs and to increase its percentage of net product sales from powder-free and synthetic gloves. However, there is no assurance that these efforts will be successful.

         New Glove Products. The Company is planning to distribute a number of new glove products, including nitrile and possibly surgeon's gloves. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

         Growth Dependencies. In general, the Company's future growth is dependent on the Company's ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop its relationships with its existing customer base.

         The failure to achieve these and other objectives could limit future growth and have an adverse effect on the Company and its future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause the Company's SG&A expenses to increase substantially, which could also have an adverse effect on the Company and its future operating results.

         Manufacturing in Indonesia - International Operations. The Company's international manufacturing operation has grown substantially, and thus, the Company is increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively control and manage these and other risks could adversely affect the Company and its future operating results.

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

         Reliance Upon Distributors. The Company uses various channels to market and distribute its products primarily by sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution to medical facilities. Accordingly, the Company's ability to market and distribute its products depends significantly on its relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that the Company's relationship with its distributors deteriorates, or the performance or financial condition of the distributor becomes unsatisfactory, the Company and its future operating results could be adversely affected.

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

         Product Liability Insurance. Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's results of operations or financial condition. Claims made against the Company, regardless of their merit, could also have a material adverse effect on the Company's reputation. There is no assurance that the coverage limits of the Company's insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. The Company is subject to a number of lawsuits filed against it and other manufacturers. This litigation is still in the early stages, and there can be no assurance that the Company's insurance will be sufficient to meet any recovery for which the Company may be found liable, that the outcome of such suits will not materially adversely affect the Company's results of operations or financial condition or that the Company's deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove burdensome.

         Stock Market Fluctuations. In recent years, the stock market in general, including the Company's Common Stock, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as: quarterly variations in the Company's operating results; changes in revenue growth rates for the Company; changes in earnings estimates by market analysts; the announcement of new products or product enhancements by the Company or its competitors; speculation in the press or analyst community; the inability of the market to absorb selling pressure from one or more large institutional shareholders; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

         Governmental Regulations. The Company's products are subject to regulation by numerous governmental authorities in the United States, and other countries, particularly to safety and adherence to Quality System Regulations (QSR's) for medical devices. In the United States, examination gloves are classified as a Class I medical device product regulated by the FDA. Noncompliance with these FDA regulations can result in administration enforcement, such as warning letters, import alerts, and administrative detention or in civil penalties, product bans and recalls. Periodically, the FDA inspects shipments of medical gloves as they arrive in the United States ports.

         The FDA inspections and reviews may cause delays in product delivery, and this can result in a loss or delay in recognition of income by the Company. In addition, the FDA may inspect the manufacturing facilities for compliance with QSRs, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business financial condition and results of operations.

         Y2K Risks. Processing errors due to software failures arising from calculations using the Year 2000 date are a recognized risk. The Company has engaged management information system consultants for the management of its U.S. information technology systems. Both the Company and its consultants are addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems and are in the process of communicating with suppliers, customers and others with whom it conducts transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues. However, there can be no guarantee that the Company's assessment of the financial impact of this risk will be accurate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of WRP Corporation" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

Name                Age                 Position
----                ---                 --------
Richard Wong        54       Chairman and Chief Executive Officer
Edward J. Marteka   61       President
Kwong Ann Lew       38       Chief Financial Officer, Treasurer and Secretary
Robert C. Carter    37       Controller and Assistant Secretary

Biographies for Messrs. Wong, Marteka, Ann and Carter are included below.

         At March 10, 1999, the directors of the Company consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                Age      Director Since
----                ---      --------------

Kamaruddin Taib     41            1998
Richard C. M.Wong   54            1997
Edward J. Marteka   61            1995
Kwong Ann Lew       38            1997
George Jeff Mennen  58            1994
Richard Swanson     63            1998

Class B Directors

Name                Age      Director Since
----                ---      --------------

Robert J. Simmons   56            1995
Don L. Arnwine      66            1995

         The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers. During March 1999, Mr. Boon Teck Yap, President of MBf Holdings, resigned from the Board in connection with MBf Holdings' disposal of its ownership interest in the Company. The Company does not intend to appoint a replacement for Mr. Yap prior to the Company's 1999 Annual Meeting of Stockholders, at which time the stockholders will elect persons to fill all directorships.


         Kamaruddin Taib was elected Class A Director on April 1, 1998. Kamaruddin Taib is currently the Deputy Executive Chairman of WRP Asia. He formerly served as the Group Managing Director of various Malaysian publicly listed companies. Mr. Taib holds a Bachelor of Science (Mathematics) degree from the University of Salford, United Kingdom. Upon completing his studies, he joined a leading local Merchant Bank for three years (1980-1983) where he had extensive exposure in corporate and financial advisory work.

         Richard C. M. Wong was elected Class A Director of the Company on
May 20, 1997, Mr. Wong currently serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Wong is the President and Chief Executive Officer of WRP Asia. In addition, he is also a Deputy Chairman of Nylex Malaysia Bhd., and a director of two other publicly listed companies in Malaysia. Mr. Wong is the founder of TEC Asia Centre, an international organization of Chief Executive Officers who share ideas to manage change and remain competitive.

         Edward J. Marteka was the founder and is the President and Director of the Company's subsidiary, AHPC since its incorporation in 1989. In May 1995, Mr. Marteka was appointed to the Board of Directors and as President of the Company. Mr. Marteka is responsible for the overall operations of AHPC and the Company. Mr. Marteka had held various positions with Baxter Healthcare Corporation, and served as Vice President of its International Division.

         Kwong Ann Lew was elected Class A Director of the Company on May 20, 1997. Mr. Lew currently serves as Chief Financial Officer and Secretary of the Company. Mr. Lew is an Executive Director and Chief Financial Officer of WRP Asia. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen & Co. from 1988 to 1991. Prior to joining WRP Asia, he held various key management positions in two public listed companies, primarily in the corporate and judicial advisory areas.

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

         Richard Swanson was elected Class A Director of the Company on June 12, 1998. Mr. Swanson is presently the Chairman of The Executive Committee, an international company which focuses on strategic coaching and corporate troubleshooting for CEO's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado based companies, Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies, and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

         Robert C. Carter joined the Company in March 1992 and has served as the Controller of AHPC since that time. He was appointed Assistant Secretary of the Company in May 1995. Previously, Mr. Carter was employed by Clifton, Gunderson & Co. and Arthur Andersen LLP. Mr. Carter holds a B.S. in accounting from the University of Denver and became a certified public accountant in 1988.

BOARD MEETINGS AND COMMITTEES

         During the 1998 fiscal year, the Company's Board of Directors held four meetings, and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has a Compensation Committee for the purpose of administering the Company's Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee which was formed in 1997. During 1998, the Compensation Committee and Audit Committee held two meetings and one meeting, respectively, and all other actions were taken by unanimous written consent without a meeting.

COMPENSATION OF DIRECTORS

         Effective January 1, 1998, all directors, who were not also executive officers, which group is comprised of Kamaruddin Taib, George Jeff Mennen, Richard J. Swanson and the Class B Directors, receive, (1) an annual Board member retainer of $5,000, (2) compensation of $1,000 for each Board meeting attended, (3) $500 for each committee meeting attended, and (4) an annual Committee member retainer of $1,000. Each new Director is presently entitled to receive stock options under the Plan to purchase 2,000 shares of the Company's Common Stock in connection with his election, and 1,000 shares of the Company's Common Stock per Board meeting attended, up to a maximum of 5,000 shares for Board meetings attended. Under the terms of the Plan, the Compensation Committee shall determine the exercise price of a Director Option, provided that the exercise price shall not be less than the lowest fair market value of the Common Stock of the Company during the six months preceding the election and qualification of such Director. All Director options are immediately exercisable for a period of ten years from the date of grant. All directors will be reimbursed for expenses incurred in attending meetings of the Board and meetings of Committees.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded to or earned by the President, who is the only executive officer whose aggregate annual salary and bonus exceeded $100,000 during the Company's last three fiscal years:


                                    Annual Compensation                     Long-Term Compensation
                                    -------------------                     ----------------------
     Name and                                              Other Annual    Restricted Stock    Stock
Principal Position    Fiscal Year    Salary      Bonus     Compensation       Awards ($)      Options
------------------    -----------   --------    -------    ------------   ----------------    -------
Edward J. Marteka        1998       $200,000       -*         $7,200           $315,625       50,000
President                1997       $160,000    $26,667       $7,200           $ 18,300        5,000
                         1996       $160,000    $33,333       $7,200               -            -

*1998 bonus for Mr. Marteka of $100,000 was paid in March 1999.

There is no other long-term compensation for the executives listed above in 1996 through 1998.

EMPLOYMENT AGREEMENTS

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

         As approved by the Compensation Committee, all of Mr. Marteka's options outstanding in 1996 were repriced effective July 23, 1996 to $2.75, the closing price on that date. During 1998, Mr. Marteka's base salary was increased to $200,000 per year effective January 1, 1998 as approved by the Compensation Committee.

OPTION GRANTS IN FISCAL 1998

                     Option/SAR Grants in Last Fiscal Year

----------------------------------------------------------------------  ------------------------------
                                                                         Potential Realizable Value at
                                                                         Assumed Rates of Stock Price
                          Individual Grants                              Appreciation for Option Term
----------------------------------------------------------------------  ------------------------------
                   Number of    % of Total
                  Securities   Options/SARs
                  Underlying    Granted to      Exercise
                 Options/SARs  Employees in        of       Expiration
    Name         Granted (#)    Fiscal Year    Base Price      Date       5%($)     10%($)
--------------   ------------  ------------    ----------   ----------  --------   --------
Edward Marteka      50,000        13.9%         $6.3125      7/12/08    $511,500   $815,000


         On July 12, 1998, the Company issued options under the Company's Omnibus Equity Compensation Plan to certain employees and directors to purchase 359,000 shares of the Company's Common Stock at an exercise price of $6.3125 per share, the closing price of the Common Stock as reported on NASDAQ on the date the options were granted by the Compensation Committee. The options are exercisable for ten (10) years from the date of grant.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises in fiscal 1998 by the executive officer named in the summary compensation table and the value of such officer's unexercised stock options as of December 31, 1998.


                                                   Number of Unexercised            Value of In-the-Money
                       Shares        Value         Options at 12/31/98              Options at 12/31/98
                     Acquired on   Realized        -------------------              -------------------
                     Exercise(#)     ($)       Exercisable   Unexercisable     Exercisable    Unexercisable
                     -----------     ---       -----------   -------------     -----------    -------------
Edward J. Marteka      $2,000       $13,000     101,000          - 0 -          $135,700         $ - 0 -


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently comprised of the following four (4) Class A Directors: Kamaruddin Taib, Richard Wong, George Jeff Mennen and Richard Swanson, each of whom were appointed by the Board of Directors. The Committee oversees administration of the Company's Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experienced officers and employees by compensating them with equity-based awards whose value is connected to the continued growth and profitability of the Company. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, the Company compensates executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During fiscal 1998, all action of the Compensation Committee was made during the two meetings held in 1998 or was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Kamaruddin Taib, Richard Wong, and Kwong Ann Lew are executive directors and officers of WRP Asia. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors, the Compensation Committee, nor the Audit Committee.

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

                                    [GRAPH]


* $100 invested on December 31, 1993 in stock or Index - including reinvestment of dividends. Fiscal year ending December 31.


                             CUMULATIVE TOTAL RETURN

                    12/31/93  12/31/94  12/31/95  12/31/96  12/31/97  12/31/98

WRP Corporation        100      149        34        33        35        52
NYSE/AMEX/Nasdaq
  Stock                100      100       136       164       215       266
Peer Group             100       95       159       181       216       169

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 10, 1999, with respect to the beneficial ownership of the Company's Common Stock and Series A Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers, and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.

                                                                                          Percent of
                                                               Amount and Nature of       Total Voting
Title of Class          Name of Beneficial Owner               Beneficial  Ownership       Stock(4)
--------------          ------------------------               ---------------------       --------

Series A Common Stock   WRP Asia Pacific Sdn. Bhd.(1)                      1,252,538         18.1%
Common Stock            WRP Asia Pacific Sdn. Bhd.(1)                      2,500,000         36.1%
Common Stock            White Rock Capital Group(2)                          543,000          7.8%
Common Stock            Kamaruddin Taib                                        6,000(3)        *
Common Stock            Richard Wong                                          90,000(3)       1.3%
Common Stock            Kwong Ann Lew                                         30,000(3)        *
Common Stock            Edward J. Marteka                      101,000(3)
Common Stock            Edward J. Marteka                       13,500       114,500          1.7%
                                                               -------
Common Stock            George Jeff Mennen                       9,000(3)
Common Stock            George Jeff Mennen                      10,000        19,000           *
                                                               -------
Common Stock            Robert J. Simmons                        9,000(3)
Common Stock            Robert J. Simmons                        5,000        14,000           *
                                                               -------
Common Stock            Don L. Arnwine                           9,000(3)
Common Stock            Don L. Arnwine                           2,000        11,000           *
                                                               -------
Common Stock            Richard Swanson                          5,000(3)
Common Stock            Richard Swanson                          1,000         6,000           *
                                                               -------
Common Stock            Robert C. Carter                        27,000(3)
Common Stock            Robert C. Carter                         3,000        30,000           *
                                                               -------
Common Stock            Total Executive Officers & Directors   286,000(3)
                        as a group (9 persons)                  34,500       320,500          4.6%
                                                               -------



---------------
*Represents less than 1%
(1) WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) ("WRP Asia") is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.
(2) White Rock Capital Group consists of White Rock Capital Partners L.P., White Rock Capital Management L.P., White Rock Capital, Inc., Thomas V. Barton, and Joseph V. Barton. The address of the White Rock Capital Group is 3131 Turtle Creek Blvd., Suite 800, Dallas, Texas 75219.
(3) Represents shares to be issued upon exercisable options granted under the Company's Omnibus Equity Compensation Plan.
(4) Percent of class is based upon the combined number of shares of Series A Common Stock and Common Stock outstanding on March 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, the Company purchased latex powder-free exam gloves amounting to $18.6 million from its majority shareholder, WRP Asia. In addition, the Company's Indonesian factory sold approximately $6.4 million of powdered latex exam gloves to WRP Asia in 1998. The Company believes the prices charged by each related entity are as favorable as those that could be negotiated with unaffiliated third parties.

         During 1998, the Company received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, a director of the Company. Alliance was engaged to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $36,000 in 1998 for its services.

         See Note 5 of the Notes to Consolidated Financial Statements for additional information on related party transactions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements. A list of financial statements for the
               Registrant is contained in "Index to Financial Statements of WRP Corporation" on page F-1.

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

10.42 Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit 10.42 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (File No. 0-17458).

10.43 Amended and Restated Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10.43 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (File No. 0-17458).

10.44 Loan and Security Agreement dated as of December 1, 1998 between General Electric Capital Corporation and American Health Products Corporation (1).

21       Subsidiaries of the Company (1).

23.1     Consent of Arthur Andersen LLP (1).

(b) During the last quarter of 1998, the Company did not file any reports on Form 8-K.

(1) Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT:
                                     WRP CORPORATION

Date: March 29, 1999                 By: /s/ Edward J. Marteka
                                         -------------------------------------
                                     Edward J. Marteka, President

Date: March 29, 1999                 By: /s/Kwong Ann Lew
                                         -------------------------------------
                                     Kwong Ann Lew, Chief Financial Officer,
                                     Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 1999                 By: /s/ Richard Wong
                                         -------------------------------------
                                         Richard Wong, Chief Executive Officer
                                         and Chairman of Board of Directors

Date: March 29, 1999                 By: /s/ Kamaruddin Taib
                                         -------------------------------------
                                         Kamaruddin Taib, Director

Date: March 29, 1999                 By: /s/ Edward J. Marteka
                                         -------------------------------------
                                         Edward J. Marteka, Director

Date: March 29, 1999                 By: /s/ Kwong Ann Lew
                                         -------------------------------------
                                         Kwong Ann Lew, Director

Date: March 29, 1999                 By: /s/ George Jeff Mennen
                                         -------------------------------------
                                         George Jeff Mennen, Director

Date: March 29, 1999                 By: /s/Richard Swanson
                                         -------------------------------------
                                         Richard Swanson, Director

Date: March 29, 1999                 By: /s/ Don L. Arnwine
                                         -------------------------------------
                                         Don L. Arnwine, Director

Date: March 29, 1999                 By: /s/ Robert J. Simmons
                                         -------------------------------------
                                         Robert J. Simmons, Director

                        WRP CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                        WRP CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


                                                                          PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997              F-3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
  ENDED DECEMBER 31, 1998, 1997 AND 1996                                  F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                            F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 1998, 1997 AND 1996                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders and Board of Directors of WRP Corporation:


We have audited the accompanying consolidated balance sheets of WRP CORPORATION (a Maryland corporation) AND SUBSIDIARIES (formerly MBf USA, Inc. and Subsidiaries) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







ARTHUR ANDERSEN LLP

Chicago, Illinois
February 8, 1999

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS                       1998          1997
CURRENT ASSETS:
    Cash and cash equivalents                              $    679,725    $    161,981
    Accounts receivable--trade, net of allowance
       for doubtful accounts of $240,000 in 1998
       and $195,000 in 1997                                   5,532,405       5,410,843
    Inventories, net                                         11,860,855       8,203,861
    Prepaid expenses                                            958,318       1,055,788
    Due from affiliate                                        1,340,261            --
    Investment in LSAI                                             --         1,076,496
    Deferred tax asset                                          962,190         219,951
    Other receivables                                           509,003            --
    Current assets of discontinued operations                      --            44,113
                     Total current assets                    21,842,757      16,173,033

PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                           736,535         736,535
    Construction in progress                                  1,275,667       2,105,263
    Equipment, furniture and fixtures                        11,357,924       8,780,857
    Building improvements                                     1,689,878       1,488,485
    Vehicles                                                    149,958         108,127
                     Total property, plant and equipment     15,209,962      13,219,267

    Less- Accumulated depreciation and amortization          (2,733,225)     (1,495,868)
                     Property, plant and equipment, net      12,476,737      11,723,399

OTHER ASSETS:
    Goodwill, net of accumulated amortization of
      $472,595 in 1998 and $405,363 in 1997                   1,277,405       1,344,637
    Due from affiliates                                            --           206,885
    Other assets                                                203,040          83,291
                     Total other assets                       1,480,445       1,634,813
                                                           $ 35,799,939    $ 29,531,245




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY                         1998               1997
CURRENT LIABILITIES:
    Accounts payable--trade                                                     $  2,504,225    $  2,622,541
    Trade notes payable to banks                                                   3,322,882       5,449,181
    Notes payable and current portion of long-term obligations                     2,086,833       6,711,659
    Due to affiliates                                                              3,891,944         342,873
    Accrued expenses                                                               3,507,487       2,366,984
    Current liabilities of discontinued operations                                      --           258,407
                     Total current liabilities                                    15,313,371      17,751,645

LONG-TERM DEBT                                                                     1,668,982       5,647,867

OTHER LONG-TERM OBLIGATIONS:
    Deferred tax liability                                                           152,037          67,117
    Other liabilities                                                                   --           622,045
                     Total other long-term liabilities                               152,037         689,162

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN SUBSIDIARY                                                    1,724,113       1,130,051

SHAREHOLDERS' EQUITY:

    Series A common stock, $.01 par value; 1,252,538 shares
       authorized; 1,252,538 shares issued and outstanding                            12,525          12,525
    Common stock, $.01 par value; 10,000,000 shares authorized; 5,785,525 and
       3,191,667 shares issued and outstanding in 1998 and 1997, respectively         57,855          31,917
    Additional paid-in capital                                                    17,862,021      10,876,224
    Retained earnings (deficit)                                                      332,071      (5,547,089)
    Net unrealized gain on LSAI common stock                                            --           261,979
    Less- Common stock in treasury, at cost, 130,000 shares in 1998 and 1997      (1,323,036)     (1,323,036)

               Total shareholders' equity                                         16,941,436       4,312,520

                                                                                $ 35,799,939    $ 29,531,245




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                              1998            1997            1996
NET SALES                                                                $ 64,968,401    $ 51,402,691    $ 45,811,462
COST OF GOODS SOLD                                                         46,857,229      40,760,146      38,358,756
GROSS PROFIT                                                               18,111,172      10,642,545       7,452,706
OPERATING EXPENSES:
    Selling, general and administrative                                     9,954,785       8,226,945       6,684,467
INCOME FROM OPERATIONS                                                      8,156,387       2,415,600         768,239
INTEREST EXPENSE                                                            1,192,405       1,481,467       1,117,700
OTHER INCOME                                                                  461,386         293,362         122,696
                 Income (loss) from continuing operations
                     before provision for (benefit from)
                     income taxes, minority interest and loss
                     from discontinued operations                           7,425,368       1,227,495        (226,765)

PROVISION FOR (BENEFIT FROM) INCOME  TAXES                                    952,146        (322,042)        (56,889)
                 Income (loss) from continuing operations before
                     minority interest and loss from discontinued
                     operations                                             6,473,222       1,549,537        (169,876)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                    (594,062)       (300,145)        (77,732)
                 Income (loss) from continuing operations before loss
                     from discontinued operations                           5,879,160       1,249,392        (247,608)

NET LOSS FROM DISCONTINUED OPERATIONS:
    Operations                                                                   --              --          (840,792)
    Disposal                                                                     --          (783,670)        (76,187)
                 Net income (loss)                                       $  5,879,160    $    465,722    $ (1,164,587)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
       Continuing operations                                             $       0.94    $       0.29    $      (0.07)
       Discontinued operations                                                   --             (0.18)          (0.25)
                                                                         $       0.94    $       0.11    $      (0.32)

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
       Continuing operations                                             $       0.93    $       0.29    $      (0.07)
       Discontinued operations                                                   --             (0.18)          (0.25)
                                                                         $       0.93    $       0.11    $      (0.32)


           The accompanying notes to consolidated financial statements are an integral part of these statements

                        WRP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1997, and 1996


                                                      Series A                                              Additional     Retained
                                                     Common Stock                  Common Stock               Paid-In      Earnings
                                                  Shares         Amount         Shares           Amount       Capital     (Deficit)
BALANCE, December 31, 1995                       1,252,538   $     12,525      1,730,795        $17,308   $  7,487,944  $(4,848,224)

   Issuance of common stock to MBf
   International for $1,402,528                       --             --          488,973          4,889      1,397,639         --
   Issuance of common stock to PIE
   Healthcare for $1,000,000                          --             --          296,296          2,963        997,037         --
   Issuance of common stock to MBf
   International for $1,000,000                       --             --          672,269          6,723        993,277         --
   Net loss                                           --             --             --             --             --     (1,164,587)

   Foreign currency translation adjustments           --             --             --             --             --           --

BALANCE, December 31, 1996                       1,252,538   $     12,525      3,188,333         31,883     10,875,897   (6,012,811)

   Issuance of common stock upon exercise
   of stock options                                   --             --            3,334             34          9,135         --
   Net income                                         --             --             --             --             --        465,722
   Foreign currency translation adjustment            --             --             --             --             --           --
   Indonesian paid-in capital adjustment              --             --             --             --           (8,808)        --
   Unrealized gain on LSAI common stock               --             --             --             --             --           --

BALANCE, December 31, 1997                       1,252,538         12,525      3,191,667         31,917     10,876,224   (5,547,089)

   Issuance of common stock to WRP Asia
   Pacific Sdn. Bhd. (see Note 2)                     --             --        2,500,000         25,000      6,725,000         --
   Issuance of common stock upon exercise
   of stock options                                   --             --           93,858            938        260,797         --
   Net income                                         --             --             --             --             --      5,879,160
   Unrealized gain on LSAI common stock               --             --             --             --             --           --

BALANCE, December 31, 1998                       1,252,538         12,525      5,785,525        $57,855    $17,862,021  $   332,071



                                                 Cumulative     Unrelated
                                                  Foreign        Gain on
                                                  Currency        LSAI
                                                Translation      Common          Treasury       Shareholders'   Comprehensive
                                                 Adjustment      Stock            Stock            Equity        Income(Loss)
BALANCE, December 31, 1995                    $    (26,856)   $       --      $ (1,323,036)   $  1,319,661

   Issuance of common stock to MBf
   International for $1,402,528                       --              --              --         1,402,528
   Issuance of common stock to PIE
   Healthcare for $1,000,000                          --              --              --         1,000,000
   Issuance of common stock to MBf
   International for $1,000,000                       --              --              --         1,000,000
   Net loss                                           --              --              --        (1,164,587)   $ (1,164,587)

   Foreign currency translation adjustments        (26,178)           --              --           (26,178)        (26,178)

BALANCE, December 31, 1996                         (53,034)           --        (1,323,036)      3,531,424    $ (1,190,765)

   Issuance of common stock upon exercise
   of stock options                                   --              --              --             9,169
   Net income                                         --              --              --           465,722    $    465,722
   Foreign currency translation adjustment          53,034            --              --            53,034          53,034
   Indonesian paid-in capital adjustment              --              --              --            (8,808)
   Unrealized gain on LSAI common stock               --           261,979            --           261,979         261,979

BALANCE, December 31, 1997                            --           261,979      (1,323,036)      4,312,520    $    780,735

   Issuance of common stock to WRP Asia
   Pacific Sdn. Bhd. (see Note 2)                     --              --              --         6,759,000
   Issuance of common stock upon exercise
   of stock options                                   --              --              --           261,735
   Net income                                         --              --              --         5,879,160    $  5,879,160
   Unrealized gain on LSAI common stock               --          (261,979)           --          (261,979)       (261,979)

BALANCE, December 31, 1998                    $       --      $       --      $ (1,323,036)   $ 16,941,436    $  5,617,181



        The accompanying notes to consolidated financial statements are an integral part of these statements

                        WRP CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                     1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 5,879,160    $   465,722    $(1,164,587)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operaing activities-

           Depreciation                                                           1,247,111        898,831        532,148
           Amortization                                                              67,232         41,058         57,778
           Deferred income taxes                                                   (657,319)      (133,169)       200,286
           Change in net assets of condom discontinued operations                  (214,294)      (340,021)      (518,099)
           Loss from discontinued operations                                           --             --          840,792
           Loss from disposal of discontinued operations                               --          783,670         76,187
           Loss on disposal of property, plant and equipment                          2,913         15,606          8,883
           Gain on sales of LSAI common stock                                      (168,375)       (79,483)          (998)
           Changes in operating assets and liabilities-
              Accounts receivable - trade, net                                     (121,562)      (733,353)      (559,129)
              Inventories, net                                                   (3,656,994)      (109,212)     1,937,014
              Prepaid expenses                                                       97,470        (56,084)      (551,594)
              Other assets                                                         (628,752)        52,860        (69,636)
              Accounts payable - trade                                             (118,316)      (668,965)    (3,845,331)
              Accrued expenses                                                    1,140,503      1,147,070        432,090
              Amounts due to and from affiliates                                  2,415,695        303,840      1,285,070
                   Net cash provided by (used in) operating activities            5,284,472      1,588,370     (1,339,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (2,005,123)    (3,063,735)    (4,675,556)
    Proceeds on sales of LSAI common stock                                          982,892        280,083         45,248
    Proceeds on sales of property, plant and equipment                                1,761          7,747           --
 Minority interest in subsidiary                                                    594,062        900,070         76,616
                   Net cash used in investing activities                           (426,408)    (1,875,835)    (4,553,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings on trade notes payable to banks                    (2,126,299)    (1,561,272)     4,709,818
    Net (payments) borrowings on notes payable                                   (8,603,711)     1,346,480     (1,478,620)
    Net proceeds from stock option exercises                                        261,735          9,168           --
    Proceeds from issuance of stock                                               6,750,000           --        3,402,528
    Net (payments to) advances from Indonesian minority interest shareholders      (622,045)       280,998           --
    Payments on debt to affiliate                                                      --             --       (1,100,000)

                   Net cash (used in) provided by financing activities           (4,340,320)        75,374      5,533,726

IMPACT OF EXCHANGE RATES ON CASH                                                       --           53,034        (26,179)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                517,744       (159,057)      (385,271)

CASH AND CASH EQUIVALENTS, beginning of year                                        161,981        321,038        706,309

CASH AND CASH EQUIVALENTS, end of year                                          $   679,725    $   161,981    $   321,038


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997




1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      WRP Corporation and Subsidiaries (the "Company" and formerly known as MBf USA, Inc. and Subsidiaries) is a manufacturer and distributor of high quality, disposable medical examination gloves and markets examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company sells its gloves primarily to the medical, dental, food service and retail markets.

      The Company's factory in Indonesia, which manufactures medical examination gloves, began production in April, 1996, and began shipping product in May, 1996.

      In November, 1996, the Company adopted a plan to discontinue its condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company continued to distribute condoms through June 30, 1997 (Note 4).

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, AHPC and its 70% owned Indonesian glove manufacturing subsidiary, PT WRP Buana Multicorpora ("PT Buana"). All significant intercompany transactions have been eliminated.

      WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.), a Malaysian corporation ("WRP Asia"), owns the Series A common stock of the Company and is the majority shareholder of the Company.

      CASH AND CASH EQUIVALENTS

      The Company considers cash in banks and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories are accounted for on a first-in, first-out (FIFO) basis and are valued at the lower of actual cost or market. Inventories consist of the following at December 31, 1998 and 1997:

                              1998            1997
Raw materials            $     79,213    $     27,723
Work in process               120,700          79,348
Finished goods             12,430,942       8,446,790
Reserves                     (770,000)       (350,000)
                 Total   $ 11,860,855    $  8,203,861


      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant, and equipment account when completed. The useful lives of property, plant and equipment at December 31, 1998 and 1997 are as follows:

                                   USEFUL LIVES
Land rights and land improvements   20 years
Equipment, furniture and fixtures   3-15 years
Building improvements               5-20 years
Vehicles                            5 years


      GOODWILL

      The excess purchase price over the value of the net assets of AHPC acquired in February, 1992, was recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 40 years.

      On an ongoing basis, the Company reviews goodwill and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

      REVENUE RECOGNITION

      Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse, or upon the customer's receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances, if applicable.

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

      NET INCOME (LOSS) PER COMMON SHARE

      The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per common share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for each year are as follows:


                                                      1998        1997        1996
Basic weighted-average number of common shares
    outstanding                                    6,265,312   4,312,132   3,661,052
Dilutive effect of common share equivalents           68,198      49,077        --
Diluted weighted-average number of common shares
    outstanding                                    6,333,510   4,361,209   3,661,052


      The Company had additional stock options and warrants of 492,324, 229,324 and 291,824 at December 31, 1998, 1997 and 1996, respectively, which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

      b. LONG-TERM OBLIGATIONS--The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value; and

      c. AMOUNTS DUE TO/DUE FROM AFFILIATES--Amounts due to/due from affiliates are non-interest-bearing and do not specify maturity dates and, therefore, it is not practicable to estimate the fair value of these financial instruments.

      RECLASSIFICATIONS

      The Company has revised the format of the consolidated statements of operations which now includes the presentation of the Company's gross profit. In addition, during 1998, the Company began recording rebate expense as a reduction to sales. Prior to 1998, the Company had been reflecting rebates as a selling expense. The consolidated statements of operations for 1997 and 1996 have been restated to conform with the 1998 presentation.

      FOREIGN CURRENCY TRANSLATION

      PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company changed its functional currency from the Indonesia rupiah to the United States dollar. This change in functional currency is primarily the result of the PT Buana operations becoming more dependent on U.S. dollar denominated transactions and economic trends. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the Company recorded a gain of $277,035 during 1997 as a result of remeasuring the foreign currency of record (rupiah) into the functional currency (U.S. dollar).

      Gains and losses from foreign currency transactions are included in net income (loss) in the period in which they occur. For the years ended December 31, 1998, 1997 and 1996, the foreign exchange gain (loss) included in the determination of net income (loss) is $(30,292), $205,457 and $(69,294), respectively.

      The Company does not use any derivative or financial instruments to manage its foreign exchange exposures. The Company is subject to foreign currency fluctuation risk in the regular course of business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) related to options and warrants issued to employees and directors.

      COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted SFAS No. 130 at December 31, 1998, and has restated the consolidated statements of shareholders' equity for all periods presented to reflect comprehensive income (loss).


2.    MAJORITY SHAREHOLDER TRANSACTION

      On March 31, 1998, WRP Asia entered into the following two agreements, which transferred majority ownership in the Company to WRP Asia:

      a. MBf International, Ltd. ("MBf International") sold all of the Company's Series A common stock (1,252,538 shares), which was owned by MBf International, to WRP Asia for $5.00 per share for a total of $6,262,690; and

      b. WRP Asia purchased 2,500,000 shares of the Company's unregistered common stock for $2.70 per share for a total of $6,750,000. The purchase price of $2.70 per share reflected a 12% discount from the average stock price over a seven consecutive business day range ended May 9, 1997, as detailed by a fairness opinion received from an independent valuation firm.

      On March 31, 1998, the Company received $6,750,000 from WRP Asia for the sale of the common stock and recorded an increase in its common stock and additional paid-in capital for the amount of cash received. These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At December 31, 1998, WRP Asia has a 54.3% ownership interest in the Company.

      At December 31, 1998, MBf International owned 1,682,275 shares of the Company's common stock which represents a 24.4% ownership interest in the Company. In addition, WRP Asia entered into an agreement on March 31, 1998, with MBf International (the "Call and Put Option Agreement") which provides WRP Asia with the right to purchase 50% of the remaining shares owned by MBf International at $6.00 per share during the one year period beginning March 31, 1999, and provides MBf International with the right to sell up to 1,682,275 shares to WRP Asia at $5.00 per share during that same one year period. In January, 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company and terminating the Call and Put Option Agreement with WRP Asia.

      WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder-free latex exam gloves. AHPC has been purchasing its powder-free latex exam gloves from WRP Asia for several years. During 1998, 1997 and 1996, total purchases of gloves from WRP Asia were $18,629,717, $11,150,721 and $9,056,083, respectively.

3.    COMMON STOCK

      The terms of the Series A common stock are substantially the same as the Company's common stock except:

      a. Each share of Series A common stock is convertible into one share of the Company's common stock, $.01 par value. The Company has reserved 1,252,538 shares of common stock for issuance upon conversion of the Series A common stock.

      b. Series A common stock entitles WRP Asia, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of common stock as a single class with respect to any matters subject to a vote of the shareholders.

      On December 5, 1996, the shareholders approved an increase in the authorized common stock from 4,000,000 to 10,000,000 shares.


4.    CORPORATE DEVELOPMENT

      DISTRIBUTION AGREEMENT

      Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement.

      DISCONTINUED OPERATIONS

      In November, 1996, the Company reached a settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, until June 30, 1997, the Company continued to sell Playboy(R) condoms in the countries where it had launched the product.

      In accordance with the termination agreement with Playboy Enterprises, Inc., the Company's Playboy(R) condom operations ceased June 30, 1997. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996. At December 31, 1998, there were no assets or liabilities recorded which were associated with the condom discontinued operations.

      The accompanying financial statements include the assets and liabilities of the discontinued condom operations which is detailed below.


                                          1998       1997
Assets-
    Current assets-
    Prepaid expenses                     $--     $ 11,752
    Accounts receivable--trade, net       --       32,361
                     Total assets        $--     $ 44,113
Liabilities-
    Current liabilities-
       Accounts payable                  $--     $ 73,273
       Accrued returns                    --      185,134
                     Total liabilities   $--     $258,407

      Revenues from the Company's discontinued condom business were $0, $376,422 and $1,380,435 for the years ended December 31, 1998, 1997 and 1996, respectively.

      During 1997, the Company changed its estimate of costs to dispose of its condom operations. This change resulted in the Company recording additional costs of $783,670 equal to $0.18 basic and diluted loss per common share for the year ended December 31, 1997.

      INVESTMENT IN LSAI

      During 1998, the Company liquidated its investment in Laboratory Specialists of America, Inc. ("LSAI"). The Company sold all of its remaining shares of LSAI and discounted its notes receivable from LSAI which resulted in a total gain on sales of the investments in LSAI of $168,375 in 1998. During 1997, the Company sold 68,000 shares of LSAI which resulted in a gain of $79,483.

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that equity securities that have readily determinable fair values shall be classified as "available-for-sale" if not held for the objective of generating profits on short-term differences in price. Accordingly, the Company's common stock investment in LSAI was classified and treated as available for sale.

      SFAS No. 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. At December 31, 1997, the LSAI common stock had a market value of $723,373, which was $261,979 over its cost basis of $461,394. This unrealized gain of $261,979 is recorded as a separate component of shareholders' equity at December 31, 1997.

      INVESTMENT IN PT BUANA

      During June, 1997, the Company and the minority shareholders of PT Buana approved an increase in the paid in capital of PT Buana from $500,000 to $2,500,000. To achieve this objective, PT Buana converted debt which was owed to the Company and minority shareholders of $737,769 and $316,187, respectively, to equity. Also, the Company and minority shareholders contributed cash to PT Buana in their proportionate share to bring the paid in capital of PT Buana to $2,500,000.

5.    RELATED-PARTY TRANSACTIONS

      At December 31, 1998 and 1997, amounts due from/to affiliates consist of the following:

                                                1998           1997
Due from affiliates-
    Current-
       WRP Asia                          $ 1,340,261    $      --
    Long-term-
       MBf International, Ltd. and its
          affiliates                            --          206,885

Due to affiliates- all current
       WRP Asia                          $(3,891,944)   $      --

       MBf International, Ltd. and its
          affiliates                            --         (342,873)

      The amount due from WRP Asia primarily represents trade receivables from WRP Asia for the sale of inventories from PT Buana to WRP Asia. The liability to WRP Asia represents amounts owed to WRP Asia for inventory purchases by AHPC of latex powder-free exam gloves that are manufactured by WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 1998. These transactions are made at prevailing market rates.

      The amounts due from MBf International represent costs associated with the acquisition of AHPC in February, 1992. As the timing of repayment of the due from affiliate amounts was uncertain, the receivables from affiliates were classified as long-term as of December 31, 1997.

      Amounts due to MBf International, Ltd. and its affiliates represent: a.) liabilities owed for condom inventory purchases ($55,297), b.) the cost of packaging materials and printing costs incurred for the condom and glove businesses ($58,019), c.) amounts due for services received under a management contract for which the Company was charged $0, $10,682 and $3,977 in 1998, 1997 and 1996, respectively, and d.) amounts due for the cost of insuring inventories in transit. Amounts paid for this coverage were $0, $35,516 and $45,056 in 1998, 1997 and 1996, respectively.

      In January, 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $36,000 and $48,000 in 1998 and 1997, respectively, for its services.


6.    TRADE NOTES PAYABLE TO BANKS

      Trade notes payable to banks consist of amounts financed through letter-of-credit arrangements which totaled $3,322,882 and $5,449,181 at December 31, 1998 and 1997, respectively. At December 31, 1998, these bank obligations are secured by the inventory and accounts receivable of AHPC.

      At December 31, 1997, AHPC had letter-of-credit facilities with two banks. One of these banks, MBf Bank of Tonga ("MBf Bank"), was an affiliated entity and a subsidiary of MBf Holdings, the parent company of MBf International. The MBf Bank letter-of-credit facility was for T$ $5.75 million or approximately U.S. $4.6 million and was unsecured and guaranteed by MBf Holdings. During 1998, the MBf Bank facility was cancelled and all obligations to MBf Bank were repaid. The letter-of-credit liabilities due to MBf Bank totaled $0 and $2,361,634 at December 31, 1998 and 1997, respectively.

      As of December 31, 1998 and 1997, the Company was contingently liable for outstanding letters of credit totaling $788,437 and $2,182,726, respectively.


7.    NOTES PAYABLE

      Notes payable and long-term debt as of December 31, 1998 and 1997, consist of the following:

                                                                                          1998            1997
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $10,000,000 at December 31, 1998, and $2,500,000 at
    December 31, 1997, bearing interest at the commercial paper rate plus 2.75%
    (8.05% at December 31, 1998) and at the prime rate plus 3.0% (11.50% at
    December 31, 1997), secured by inventories and accounts receivable            $  1,100,000    $  2,450,000
Subordinated debentures convertible into warrants to purchase 80,000 shares of common stock at $25.00 per share, interest payable quarterly at prime plus
    1.5% (9.25% at December 31, 1998), due November, 2001                            2,000,000       2,000,000
PT  Buana syndicated term loan, bearing interest at the Indonesian prime rate
    (approximately 13.4% at December 31, 1997) secured by land, machinery and equipment, accounts receivable and the common stock equity of PT Buana, guaranteed by MBf Holdings and the minority shareholders of PT Buana,
    payable in six semiannual installments, due November, 2000                            --         5,075,000

PT  Buana short-term bank loan, bearing interest from 11% to 15%, due November,
    1997, plus penalty interest of 2% per month subsequent to due date, secured
    by a corporate guarantee of the Company                                               --         2,000,000

Insurance premium financing loans, bearing interest at 6.95% at December 31,
    1998, payable in monthly installments through August, 2000                         640,294         808,962

Other                                                                                   15,521          25,564

                                                                                     3,755,815      12,359,526
Less- Current portion                                                               (2,086,833)     (6,711,659)
Long-term debt                                                                    $  1,668,982    $  5,647,867

      The bank revolving line-of-credit agreement noted above contain covenants which require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As of December 31, 1998, the Company was either in compliance with or has obtained a waiver for its covenants.

      On December 1, 1998, AHPC entered into a new $10,000,000 two-year bank credit agreement through December 1, 2000. The new credit facility includes a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. The new facility carries an interest rate of commercial paper plus 2.75% (8.05% at December 31, 1998). The new bank facility was used to repay all obligations under the previous bank facility.

      During 1998, the Company retired all debt obligations of PT Buana. The PT Buana debt consisted of a syndicated loan facility with three Indonesian banks amounting to a total credit facility of $6.5 million. At December 31, 1997, $5,075,000 was outstanding on this debt, which was used for the purchase of assets, construction and the start-up operation of the Indonesian factory. During September, 1998, this loan facility was paid in full and no liability existed at December 31, 1998.

      PT Buana obtained a six-month bridging loan from an Indonesian bank in the amount of $2.0 million in April, 1997. PT Buana was unable to repay the loan when due in November, 1997, and a penalty interest rate of an additional 2% per month was instituted. During April, 1998, this loan was paid in full and no liability exists at December 31, 1998.

      The principal portion of long-term debt becomes due as follows:

Fiscal year ending-
    2000                           $     268,982
    2001                               1,400,000
                                      $1,668,982

      OTHER LIABILITIES

      During 1997, PT Buana borrowed $280,998 from its minority shareholders to make payments on its syndicated term loan. At December 31, 1998 and 1997, PT Buana owes $0 and $622,045, respectively, to its minority shareholders. These shareholder loans were interest bearing at 13.5% and classified as long-term liabilities since a formal repayment plan had not been scheduled. During 1998, PT Buana paid all amounts owned to its minority shareholders.

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At December 31, 1998, there were 19 lawsuits filed against AHPC. During November, 1997, AHPC fully settled thirteen claims for a nominal sum. The said claimants alleged adverse reactions to latex glove products allegedly distributed by AHPC. AHPC carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

      SIGNIFICANT CUSTOMERS

      During 1998, two diversified distribution companies, Owens & Minor, Inc. and Sysco Co., accounted for 36.3% and 35.0% of net sales,respectively. These customers together accounted for 62.0% of accounts receivable at December 31, 1998. During 1997, these two customers accounted for 37.6% and 31.0% of net sales, respectively. These customers together accounted for 66.8% of accounts receivable at December 31, 1997. During 1996, these two customers accounted for 34.1% and 29.2% of net sales, respectively. These customers together accounted for 63.3% of accounts receivable at December 31, 1996.

      These two distribution companies distribute the Company's products to numerous medical and food service facilities throughout the U.S. The ultimate end users of the Company's product are these various medical facilities, food service organizations and professionals who purchase the product from these distributors.

      OPERATING LEASES

      The Company conducts all of its operations in leased facilities. Total rent expense, net of rental income, included in the accompanying statements of income for 1998, 1997 and 1996 was $291,685, $296,358, and
      $348,227, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

 Fiscal year-
    1999                   $344,917
    2000                     87,045
    2001                     16,526
    2002                        671
                           $449,159


      The Company subleases office space in New Jersey and Florida. Under these sublease agreements, the Company will receive rental income in an amount equal to the Company's rental expense. The Company's lease and sublease agreements for the New Jersey and Florida office space expire in November, 1999, and June, 1999, respectively. The future rental income under the two sublease agreements is $134,637 for 1999.

      CAPITAL COMMITMENTS

      PT Buana currently only manufactures latex powdered exam gloves but has plans to begin producing latex powder-free exam gloves during 1999. As of December 31, 1998, PT Buana has capital commitments of approximately $1 million for the purchase of chlorination machinery and equipment used for the production of powder-free gloves.


9.    SHAREHOLDERS' EQUITY

      On June 17, 1996, the Company issued (a) 488,953 shares of common stock to MBf International, Ltd. for cash consideration of Malaysian ringgit 3,500,000 which approximated U.S.$1.4 million; and (b) 296,296 shares of common stock in satisfaction of trade payables of $1,000,000 due to PIE Healthcare.

      On August 20, 1996, the Company issued an additional 672,269 shares of common stock to MBf International Ltd. for cash consideration of U.S.$1 million.

      In November, 1994, warrants were issued to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20. These warrants are exercisable through November, 1999.

      In 1994, warrants to purchase 185,000 shares of the Company's common stock were issued at an exercise price of $15.00. During 1997 and 1995, 50,000 and 10,000, respectively, of these warrants, convertible into shares of common stock, expired. The remaining 125,000 warrants are currently exercisable at December 31, 1998, and expire in March, 1999.

      A summary of warrant activity since December 31, 1995, is as follows:


                                                $15.00       $22.20
                                               WARRANTS     WARRANTS
Balance, December 31, 1995 and 1996             175,000       7,500

    Expirations                                 (50,000)       --

Balance, December 31, 1998 and 1997             125,000       7,500


      At December 31, 1998, the Company had outstanding debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 80,000 shares of common stock at $25.00 per share. These convertible debentures expire in November, 2001.


10.   STOCK OPTION PLAN

      On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable from 400,000 to 1,400,000. Effective on July 23, 1996, the Board of Directors approved the repricing of all current director and employee options to $2.75, the closing market price on that date. A summary of options outstanding under the Plan is as follows:

                                                      OUTSTANDING           EXERCISE
                                                        OPTIONS              PRICE           EXPIRATION
    Balance, December 31, 1995                           149,949          $2.63-$25.00

    Grants                                                35,000              2.75               2006
    Rescissions/expirations                               (3,500)         13.40-22.80         2003-2005
    Repricing of options                                 127,624              2.75            2003-2005
    Rescission of repriced options                      (127,624)          7.80-25.00         2003-2005

    Balance, December 31, 1996                           181,449           2.63-14.40


    Grants                                                92,500              3.66               2007
    Rescissions/expirations                              (24,833)          2.75-3.66          2004-2007
    Exercises                                             (3,334)             2.75               2006

    Balance, December 31, 1997                           245,782           2.63-14.40


    Grants                                               369,000         5.1875-6.3125           2008
    Rescissions/expirations                              (16,500)          2.75-3.66          2005-2008
    Exercises                                            (93,858)          2.75-3.66             2006

    Balance, December 31, 1998                           504,424          $2.63-$14.40


      The exercise price of the stock options granted in 1998, 1997 and 1996 was established at the market price on the date of the grants. Of the 504,424 options outstanding at December 31, 1998, 372,607 are currently exercisable, 74,317 become exercisable in 1999, and 57,500 become exercisable in 2000. The Company has reserved common stock for issuance upon conversion of these options.

      The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is an accounting alternative that is permitted but not required, the Company's net income (loss) and net income (loss) per share (diluted) would have been $4,560,341, $397,292 and $(1,409,603) and $.72, $.09 and
      $(.39) for 1998, 1997 and 1996, respectively.

      The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted which may vary in future periods.

      The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, a risk-free interest rate of 5.25%, 6.12% and 7.50% for 1998, 1997 and 1996, respectively; no dividend yield; expected volatility of 96%, 90% and 78% in 1998, 1997 and 1996, respectively, and an expected life of four years in 1998



                                      F-2o
      and three years in 1997 and 1996. The options granted to employees in 1998, 1997 and 1996 vest between immediately and three years.

      Options outstanding at December 31, 1998 are as follows:


                         NUMBER                          WEIGHTED       NUMBER          WEIGHTED
     RANGE OF         OUTSTANDING                         AVERAGE     EXERCISABLE        AVERAGE
     EXERCISE              AT             REMAINING      EXERCISE         AT            EXERCISE
      PRICES          DEC.31,1998           LIFE          PRICE       DEC.31,1998         PRICE

    $2.63-$3.66          127,100          5-8 years       $ 3.20        110,281          $ 3.12

    $5.19-$6.31          370,500        .5 - 10 years     $ 6.29        255,502          $ 6.28

      $14.40               6,824          .5 years        $14.40         6,824           $14.40

   $2.63-$14.40          504,424         .5-10 years      $ 5.62        372,607          $ 5.49


11.   INCOME TAXES

      The components of the Company's income tax provision (benefit) from continuing operations consisted of:


                                                       1998            1997            1996
Current-
    Federal                                         $1,446,909    $  (25,006)      $(178,256)
    State                                              162,556        (2,809)        (20,026)
    Foreign                                                -               -               -
         Total current                               1,609,465       (27,815)       (198,282)


Deferred-
    Federal                                           (640,720)            -               -
    State                                              (90,696)            -               -
    Foreign                                             74,097      (294,227)        141,393
         Total deferred                               (657,319)     (294,227)        141,393

         Total income tax provision (benefit)
                                                   $   952,146     $(322,042)     $  (56,889)


      Following is a reconciliation of income tax expense (benefit) at the United States statutory tax rate to income tax expense (benefit) as reported for financial statement purposes:


                                                                1998           1997           1996
                                                            -----------    -----------    -----------
Tax provision (benefit) at statutory rate of 34%            $ 2,322,644    $    48,851    $  (104,000)

State income taxes, net of federal income tax provision
                                                                257,811           --             --

Foreign tax rate difference                                    (422,385)      (322,042)      (198,282)

Increase (decrease) in deferred tax asset valuation
    allowance                                                  (412,646)         6,702        211,411

Utilization of loss carryforwards                              (836,538)       (82,890)          --

Goodwill amortization and other                                  43,260         27,337         33,982
                                                            -----------    -----------    -----------

                       Total income tax provision (benefit) $   952,146    $  (322,042)   $   (56,889)
                                                            ===========    ===========    ===========


      The Company has net operating loss carryforwards at December 31, 1998, of approximately $2.7 million which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards are subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating loss at December 31, 1998, is limited.

      The Company's subsidiary in Indonesia has generated tax losses in current and prior years. As a result, the Company does not have any current foreign taxes payable as of December 31, 1998 and 1997.

      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                   1998           1997
                                                               -----------    -----------
Current-
    Accruals not deductible until paid                         $   350,589    $   411,000
    Net operating loss carryforwards                             1,041,921      1,650,000
    Net operating loss carryforwards--PT Buana                     216,520        220,000
    Inventory                                                      301,961        133,000
    Allowance for doubtful accounts                                 93,120         81,000
    Valuation allowance                                         (1,041,921)    (2,275,049)
                                                               -----------    -----------

                     Total net current deferred tax assets     $   962,190    $   219,951
                                                               ===========    ===========


Noncurrent-
    Difference between book and tax basis of property, plant
       and equipment                                           $   (14,254)   $   (96,864)
    Other noncurrent assets--PT Buana                             (137,783)        29,747
                                                               -----------    -----------
                     Total noncurrent deferred tax
                        liabilities                            $  (152,037)   $   (67,117)
                                                               ===========    ===========

      The Company establishes valuation allowances in accordance with the provisions of SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


12.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest on debt outstanding for the years ended December 31, 1998, 1997 and 1996 was $1,286,619, $1,488,211, and $1,493,782,
      respectively.

      Cash paid for income taxes during the year ended December 31, 1998 was $1,270,000. There were no income taxes paid during 1997 or 1996.

      During June, 1997, PT Buana converted debt obligations, owed to its minority shareholders, to equity in the amount of $316,187.

      At December 31, 1997, the Company recorded an unrealized gain in shareholders' equity on the market value of the common stock in LSAI exceeding its cost in the amount of $261,979.

      The following represents significant related-party operating transactions during the years ended December 31, 1998, 1997 and 1996, which are included in the consolidated statements of cash flows as amounts due to affiliates under the cash flows from operating activities.


                                     1998            1997            1996
Operating cash transactions-
    Purchases from affiliates   $ 18,629,717    $    240,654    $  2,938,793
    Sales to affiliates           (6,421,590)           --              --
    Cash payments                (16,501,784)       (796,317)     (1,653,723)
    Cash receipts                  6,709,352         859,503            --
Amounts due to affiliates       $  2,415,695    $    303,840    $  1,285,070


13.   ASIAN ECONOMIC EVENTS

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


14.   VALUATION AND QUALIFYING ACCOUNTS

      The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 1998, 1997 and 1996:

                                                                             NET
                                                      BALANCE AT         CHARGES TO          BALANCE
                                                       BEGINNING          OPERATING          AT END
        ALLOWANCE FOR DOUBTFUL ACCOUNTS                 OF YEAR           EXPENSES           OF YEAR
Allowance for doubtful accounts activity for the
    year ended December 31, 1996                      $ 56,100            $ 16,900           $ 73,000

Allowance for doubtful accounts activity for the
    year ended December 31, 1997                        73,000             122,000            195,000

Allowance for doubtful accounts activity for the
    year ended December 31, 1998                       195,000              45,000            240,000




                                                                            NET
                                                      BALANCE AT         CHARGES TO          BALANCE
             RESERVE FOR EXCESS AND                    BEGINNING          OPERATING          AT END
               OBSOLETE INVENTORY                       OF YEAR           EXPENSES           OF YEAR
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1996        $   --          $   --            $   --
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1997            --           350,000           350,000
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1998         350,000         420,000           770,000


15.   SEGMENT REPORTING

      The Company has two business segments: Manufacturing and Distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing Segment, which represents the operations of PT Buana, manufactures powdered latex gloves and sells them primarily to the Company and WRP Asia. All operations of the Manufacturing Segment are located in Indosesia. The Distribution Segment involves the procurement and sale of gloves purchased from the Manufacturing Segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution Segment's significant customers include those discussed in Note 8. The operations of the Distribution Segment are located entirely within the U.S.

      Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note 1. The Company evaluates segment performance based on income from continuing operations before provision for (benefit from) income taxes, minority interest and loss from discontinued operations ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

      The following tables provide financial data for the years ended December 31, 1998, 1997 and 1996 for these segments:


                 1998                    MANUFACTURING     DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
Revenues from external customers         $  6,894,637      $ 58,073,764    $       --      $ 64,968,401

Revenues from other operating segments
                                            6,120,366              --        (6,120,366)           --

Pre-tax income                              2,054,301         5,371,067            --         7,425,368

Depreciation and amortization expense
                                            1,162,918           151,425            --         1,314,343

Interest revenue                               13,680           565,536        (477,786)        101,430

Interest expense                            1,279,705           390,486        (477,786)      1,192,405

Total assets                               14,184,928        21,615,011            --        35,799,939

Capital expenditures                          952,910         1,052,213            --         2,005,123

Long-lived assets                          11,402,620         2,554,562            --        13,957,182




                 1997                             MANUFACTURING   DISTRIBUTION     ELIMINATIONS    CONSOLIDATED
Revenues from external customers                   $  1,675,136   $ 49,727,555    $       --      $ 51,402,691

Revenues from other operating segments                7,595,760           --        (7,595,760)           --

Pre-tax income                                          856,259        371,236            --         1,227,495

Depreciation and amortization expense                   787,277        152,612            --           939,889

Interest revenue                                          8,029        105,357         (76,076)         37,310

Interest expense                                      1,095,493        462,050         (76,076)      1,481,467

Total assets                                         12,991,497     16,539,748            --        29,531,245

Capital expenditures                                  3,009,885         53,850            --         3,063,735

Long-lived assets                                    11,590,157      1,768,055            --        13,358,212




                 1996                    MANUFACTURING   DISTRIBUTION   ELIMINATIONS     CONSOLIDATED
Revenues from external customers         $    175,545   $ 45,635,917    $       --      $ 45,811,462

Revenues from other operating segments      5,978,657           --        (5,978,657)           --

Pre-tax income (loss)                         411,772       (638,537)           --          (226,765)

Depreciation and amortization expense         415,538        174,388            --           589,926

Interest revenue                                 --           40,737            --            40,737

Interest expense                              389,428        728,272            --         1,117,700

Total assets                               10,796,436     16,717,188            --        27,513,624

Capital expenditures                        4,578,916         96,640            --         4,675,556

Long-lived assets                           9,498,480      3,598,850            --        13,097,330