Form 10-Q
period 1999-03-31
WRP CORP
filed 1999-05-14
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 1999

                                                          OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ________________.

         Commission File Number:  0-17458


                                 WRP Corporation
             (Exact name of registrant as specified in its charter)

         Maryland                                     73-1326131
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 14, 1999 was 5,673,692 and 1,252,538, respectively.

                                 WRP Corporation
                                 ---------------

                                      INDEX
                                      -----


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.

         Consolidated Balance Sheets
         March 31, 1999 (unaudited) and December 31, 1998 (audited) ................pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 1999 and 1998 ................................pg. 3

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 1999 and 1998 ................................pg. 4

         Notes to the Interim Consolidated Financial Statements (unaudited).........pg. 5


Item 2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................pg. 11


Item 3

         Quantitative and Qualitative Disclosure About Market Risk .................pg. 17



                           PART II - OTHER INFORMATION

Item 6

         Exhibits and Reports on Form 8-K ..........................................pg. 18



                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           March 31, 1999          December 31, 1998
                                                           --------------          -----------------
                                                             (Unaudited)              (Audited)
CURRENT ASSETS:
        Cash and cash equivalents                           $    690,293            $    679,725
        Accounts receivable - trade, net of allowance for
           doubtful accounts of $255,000 in 1999 and
           $240,000 in 1998                                    7,199,475               5,532,405
        Due from affiliate                                     1,365,430               1,340,261
        Inventories, net                                      12,497,824              11,860,855
        Prepaid expenses                                       1,062,619                 958,318
        Deferred tax asset                                       906,254                 962,190
        Other receivables                                        245,903                 509,003
                                                            ------------            ------------
                Total current assets                          23,967,797              21,842,757
                                                            ------------            ------------


PROPERTY, PLANT AND EQUIPMENT:
        Land rights and land improvements                        736,535                 736,535
        Construction in progress                               2,784,980               1,275,667
        Equipment, furniture and fixtures                     11,540,516              11,357,924
        Building improvements                                  1,692,806               1,689,878
        Vehicles                                                 165,125                 149,958
                                                            ------------            ------------
                Total property, plant and equipment           16,919,963              15,209,962
        Less - Accumulated depreciation                       (3,086,417)             (2,733,225)
                                                            ------------            ------------

                Property, plant and equipment, net            13,833,546              12,476,737
                                                            ------------            ------------

OTHER ASSETS:
        Goodwill, net of accumulated amortization of
        $489,403 in 1999 and $472,595 in 1998                  1,260,597               1,277,405
        Other assets                                             423,753                 203,040
                                                            ------------            ------------

                Total other assets                             1,684,350               1,480,445
                                                            ------------            ------------


                                                            $ 39,485,693            $ 35,799,939
                                                            ============            ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     March 31, 1999      December 31, 1998
                                                                   -------------------   -----------------

CURRENT LIABILITIES:
          Accounts payable - trade                                     $  1,729,851        $  2,504,225
          Trade notes payable to banks                                    2,663,250           3,322,882
          Notes payable and current portion of
             long-term obligations                                        6,159,852           2,086,833
          Due to affiliate                                                4,274,125           3,891,944
          Accrued expenses                                                2,934,268           3,507,487
                                                                       ------------        ------------
                  Total current liabilities                              17,761,345          15,313,371
                                                                       ------------        ------------

LONG-TERM DEBT                                                            1,567,125           1,668,982
                                                                       ------------        ------------

DEFERRED TAX LIABILITY                                                      157,865             152,037
                                                                       ------------        ------------

MINORITY INTEREST IN SUBSIDIARY                                           1,763,642           1,724,113
                                                                       ------------        ------------

SHAREHOLDERS' EQUITY:
          Series A common stock, $.01 par value, 1,252,538 shares
             authorized;  1,252,538 shares issued and outstanding            12,525              12,525
          Common stock, $.01 par value, 10,000,000 shares
             authorized;  5,803,692 and 5,785,525 shares issued and
             outstanding as of March 31, 1999 and 1998, respectively         58,037              57,855
          Additional paid-in capital                                     17,942,471          17,862,021
          Retained earnings                                               1,545,719             332,071
          Less - Common stock in treasury, at cost,
             130,000 shares in 1999 and 1998                             (1,323,036)         (1,323,036)
                                                                       ------------        ------------
                  Total shareholders' equity                             18,235,716          16,941,436
                                                                       ------------        ------------


                                                                       $ 39,485,693        $ 35,799,939
                                                                       ============        ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Three Months
                                                                     --------------------
                                                                        Ended March 31,
                                                               -----------------------------------
                                                                  1999                    1998
                                                               (Unaudited)             (Unaudited)

NET SALES                                                      $17,081,747             $15,213,338
COST OF GOODS SOLD                                              12,698,163              10,753,561
                                                               -----------             -----------
GROSS PROFIT                                                     4,383,584               4.459,777
OPERATING EXPENSES:
      Selling, general and administrative                        2,643,972               2,933,820
                                                               -----------             -----------
INCOME FROM OPERATIONS                                           1,739,612               1,525,957
INTEREST EXPENSE                                                   134,292                 410,063
OTHER INCOME                                                        54,110                 223,352
                                                               -----------             -----------
      Net income before provision for income taxes
      and minority interest                                      1,659,430               1,339,246
PROVISION FOR INCOME TAXES                                         406,254                  50,000
                                                               -----------             -----------
      Net income before minority interest                        1,253,176               1,289,246
MINORITY INTEREST IN INCOME OF SUBSIDIARY                           39,528                 187,756
                                                               -----------             -----------
                  Net income                                   $ 1,213,648             $ 1,101,490
                                                               ===========             ===========
BASIC NET INCOME PER COMMON SHARE:                             $      0.18             $      0.25
                                                               ===========             ===========
DILUTED NET INCOME PER COMMON SHARE:                           $      0.17             $      0.25
                                                               ===========             ===========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the Three Months
                                                                                             Ended March 31,
                                                                                     -------------------------------
                                                                                        1999                1998
                                                                                     -----------         -----------
                                                                                     (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,213,648         $ 1,101,490
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Depreciation                                                                  353,192             316,309
           Amortization                                                                   16,808              16,808
           Deferred income taxes                                                          61,764                --
           Gain on sale of LSAI common stock                                                --              (168,375)
           Changes in operating assets and liabilities:
              Accounts receivable - trade, net                                        (1,667,070)           (511,635)
              Inventories, net                                                          (636,969)           (272,956)
              Prepaid expenses                                                          (104,301)            (48,380)
              Other assets                                                                42,388                 915
              Accounts payable - trade                                                  (774,374)            331,563
              Accrued expenses                                                          (573,219)            757,240
              Amounts due to (from) affiliate                                            357,012             (71,612)
              Net assets of condom discontinued operations                                  --                26,729
                                                                                     -----------         -----------
           Net cash (used in) provided by operating activities                        (1,711,121)          1,478,096
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (1,710,001)           (572,068)
   Proceeds on sales of LSAI common stock                                                   --               982,892
   Minority interest in subsidiary                                                        39,528             187,757
                                                                                     -----------         -----------
           Net cash (used in) provided by investing activities                        (1,670,473)            598,581
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings on trade notes payable to banks                            (659,632)             54,707
   Net proceeds from stock option exercises                                               80,632              18,766
   Proceeds from issuance of stock                                                          --             6,750,000
   Net borrowings (payments) on notes payable                                          3,971,162          (1,552,441)
   Payments to Indonesian minority interest shareholders                                    --               (80,000)
                                                                                     -----------         -----------
           Net cash provided by financing activities                                   3,392,162           5,191,032
                                                                                     -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 10,568           7,267,709

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           679,725             161,981
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   690,293         $ 7,429,690
                                                                                     ===========         ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999


1.       DESCRIPTION OF BUSINESS:

         WRP Corporation (together with its subsidiaries, the "Company") markets medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality, disposable, powdered latex examination gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its examination gloves primarily to the medical, food service, dental and retail markets.

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, AHPC, and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first three months of 1999 and 1998, PT Buana sold approximately 19% and 79%, respectively, of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

         WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products
(M) Sdn. Bhd.), a Malaysian corporation ("WRP Asia"), owns the Series A Common Stock of the Company and is the majority shareholder of the Company.

4.       MAJORITY SHAREHOLDER TRANSACTION:

         On March 31, 1998, WRP Asia closed the following two agreements, which transferred majority ownership in the Company to WRP Asia:

         a. MBf International, Ltd. ("MBf International") sold all of the Company's Series A Common Stock (1,252,538 shares), which was owned by MBf International to WRP Asia for $5.00 per share or $6,262,690; and

         b. WRP Asia purchased 2,500,000 shares of the Company's unregistered Common Stock for $2.70 per share for a total of $6,750,000.

         On March 31, 1998, the Company received $6,750,000 from WRP Asia for the sale of Common Stock and recorded an increase in its common stock and additional paid-in capital for the amount of cash received. These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At March 31, 1999, WRP Asia had a 54.2% ownership interest in the Company.

         At December 31, 1998 MBf International owned 1,682,275 shares of the Company's Common Stock which represented a 24.4% ownership interest in the Company. In addition, WRP Asia entered into an agreement on March 31, 1998, with MBf International (the "Call and Put Option Agreement") which provided WRP Asia with the right to purchase 50% of the remaining shares owned by MBf International at $6.00 per share during the one year period beginning March 31, 1999, and provided MBf International with the right to sell up to 1,682,275 shares to WRP Asia at $5.00 per share during that same one year period. In January, 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company and terminating the Call and Put Option Agreement with WRP Asia.

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

5.       COMMON STOCK:

         The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

         a. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The Company has reserved 1,252,538 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

         b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

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

         Gains and losses from foreign currency exchange transactions are included in net income in the period in which they occur. During the quarters ended March 31, 1999 and 1998, the foreign exchange losses included in the determination of net income were ($19,227) and ($244,255), respectively.

7.       ASIAN ECONOMIC EVENTS:

         In the past, the Asian Pacific region experienced an economic situation that was characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. Recently, the Asian Pacific region has been recovering from its economic downturn. Due to the Company's ownership interest in PT Buana, an Indonesian factory, and due to the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.


8.       INVESTMENT IN LSAI:

         At March 31, 1998, the Company had disposed of its entire investment in Laboratory Specialists of America, Inc. ("LSAI"). During the quarter ending March 31, 1998, the Company sold 156,405 shares of LSAI and discounted its note receivable from LSAI for $315,000. These combined transactions resulted in a gain on sales of its investment in LSAI of $168,375 for the quarter ended March 31, 1998.

9.       NET INCOME PER SHARE:

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended March 31 are as follows:

                                                    THREE MONTHS ENDED  THREE MONTHS ENDED
                                                      MARCH 31, 1999      MARCH 31, 1998
                                                      --------------      --------------
Basic weighted-average number of
    common shares outstanding                            6,917,475           4,346,760
Dilutive effect of common share
    equivalents                                             53,297              99,387
                                                         ---------           ---------
Diluted weighted-average number of
    common shares outstanding                            6,970,772           4,446,147
                                                         =========           =========

         At March 31, 1999, there were 6,926,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

         The Company had net operating loss carry forwards ("NOLs") at December 31, 1998 of approximately $2,700,000 which were available to reduce Federal taxable income in future periods and would begin expiring in 2004. In accordance with Federal tax regulations, usage of NOLs is subject to limitations in future years if certain ownership changes occur. Such ownership changes occurred with the transactions described in Note 4. Because of this factor, the utilization of the NOLs became limited on March 31, 1998 and the Company began recording a provision for income taxes in 1998. For the three months ended March 31, 1999 and 1998, the Company recorded a provision for income taxes of $406,254 and $50,000, respectively.

11.      CONTINGENCIES:

         Over the last several years, several product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At March 31, 1999, there were twenty-six lawsuits outstanding against AHPC, seven of which were served in the first quarter of 1999. None of these lawsuits name AHPC as the sole defendant in these claims. AHPC carries product liability insurance coverage which, management believes, adequately provides for all legal claims. However, the actual outcome of these, or any, lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits or that the Company will be able to renew insurance coverage should these outcomes be adverse.

Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages and the amounts up to the per claim deductible would be borne by the Company.

12.      RECLASSIFICATIONS:

         The Company has revised the format of the consolidated statements of operations which now includes the presentation of the Company's gross profit. The consolidated statement of operations for the three months ended March 31, 1998 has been restated to conform with the 1999 presentation.

13.      COMPREHENSIVE INCOME:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributors to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three months ended March 31, 1999 and 1998 was equal to net income and there were no accumulated other comprehensive income items during the quarters ended March 31, 1999 or 1998.

14.      SEGMENT REPORTING:

         The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures powdered latex gloves (and is in the process of upgrading its manufacturing capability to include powder-free latex gloves) and sells them primarily to the Company and WRP Asia. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         The Company evaluates segment performance based on net income before provision for income taxes and minority interest ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three months ended March 31, 1999 and 1998 for these segments:


                MARCH 31, 1999              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                --------------              -------------       ------------       ------------        ------------

     Revenues from external customers       $2,009,163          $15,072,584        $      -            $17,081,747
     Revenues from other operating
            segments                           460,637                -              (460,637)               -
     Pre-tax income                             33,016            1,626,414               -              1,659,430
     Total assets                           16,020,671           23,465,022               -             39,485,693




                MARCH 31, 1998              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                --------------              -------------       ------------       ------------        ------------

     Revenues from external customers       $   769,604         $14,443,734        $       -           $15,213,338
     Revenues from other operating
            segments                          2,975,550                 -            (2,975,550)               -
     Pre-tax income                             625,853             713,393                -             1,339,246
     Total assets                            14,023,238          22,737,887                -            36,761,125


15.      LOAN FACILITY INCREASE:

         On March 31, 1999 AHPC increased its bank credit agreement limit from $10,000,000 to $15,000,000. The increased credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit sub-facility, subject to certain borrowing limitations. The asset based lending facility is secured by AHPC's inventories and accounts receivable.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)


         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989.

         The Company's 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), is an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana currently manufactures high quality, powdered latex exam gloves but has plans to produce powder-free latex exam gloves, commencing in the second quarter of 1999.

         PT Buana sold approximately 19% of its production to AHPC in the first three months of 1999 as compared to 79% during the same period in 1998. PT Buana had total powdered latex exam glove sales of approximately $2.5 million and $3.7 million for the first quarters ended March 31, 1999 and 1998, respectively. AHPC reduced its purchases from PT Buana as a result of the Company's fulfillment of certain of its powdered glove obligations with an independent supplier pursuant to a preexisting contract requirement. All significant intercompany transactions and sales have been eliminated in consolidation.

RESULTS OF OPERATIONS:

         The Company's net sales are derived from the sale of finished product, net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's examination glove product line and external powdered exam glove sales from PT Buana. Net sales totaled $17,081,747 and $15,213,338 for the three months ended March 31, 1999 and 1998, respectively. This represents a 12.3% increase in glove sales in the first quarter of 1999 over the comparable period in 1998. This increase in sales is attributed to an increase in AHPC's sales of powder-free latex and non-latex exam gloves and an increase in external glove sales by PT Buana. The Company is continuing to increase powder-free and non-latex glove sales as the exam glove market moves toward these products and away from powdered latex exam gloves. During the three months ended March 31, 1999, two of AHPC's distributors accounted for approximately 70% of glove sales. These two diversified distributors have several branches located throughout the U.S. and distribute the Company's products to numerous medical and food service facilities

----------

(1) Forward looking statements in the Notes to the Company's financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

nationwide. The ultimate end users of the Company's product are these various medical facilities, food service organizations and professionals, who purchase the product from these distributors.

         During the second quarter of 1999, the Company plans to more closely align itself with a major customer through a consignment inventory arrangement. This consignment program is consistent with the customer's other major vendor inventory management programs. Currently, the customer purchases product from the Company and maintains certain inventory levels at its hub warehouses for distribution to its operating companies; sales are recorded upon shipment into their warehouse. Under the consignment arrangement, the customer will transfer ownership of its inventory to AHPC. During the second quarter of 1999, AHPC will begin recording sales when the goods are shipped out of the consigned inventory. The program will result in a change of the timing of revenue recognition, thus potentially resulting in a one-time sales reduction of approximately $2.0 million in the second quarter of 1999. Sales continue to be strong with our customer and the consignment program represents only a transition of inventory and provides additional value-added services.

         Cost of goods sold as a percentage of net sales for the three months ended March 31, 1999 was 74.3%, compared to 70.7% for the comparable period in 1998. The gross profit percentage decreased from 29.3% in the first quarter of 1998 to 25.7% in the same period of 1999. This reduction in gross profit margin is primarily attributed to a reduction in the gross profit generated from PT Buana's operations. PT Buana's gross profit margin was reduced from 38% in the first quarter of 1998 to 19% in the comparable period in 1999 due to a reduction in the sell price of its powdered latex exam gloves. PT Buana's powdered latex exam glove sell prices have declined from the first quarter of 1998 by 20% versus the same quarter in 1999. This reduction in sell prices is in reaction to the market's migration away from powdered latex exam gloves and market demand for lower prices. PT Buana will begin manufacturing powder-free latex exam gloves in the second quarter of 1999, which generate higher gross profit margins than powdered gloves. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition, the price of latex and other factors.

         The domestic market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and reduces the powder levels, which emit latex particles in the air. Due to customer demand, the Company is providing and selling more latex powder-free exam gloves and non-latex gloves. AHPC's sales of latex powder-free exam gloves were approximately 46% of net sales in the three months ended March 31, 1999 versus 41% in the comparable period in 1998. The Company expects that this trend will continue in 1999.

         As a percentage of net sales, SG&A expenses decreased to 15.5% during the first quarter ended March 31, 1999, compared with 19.3% in the comparable period in 1998. Selling, general and administrative ("SG&A") expenses decreased from $2,933,820 in the first quarter ended March 31, 1998 to $2,643,972 in the same period of 1999, a 9.9% decrease. This decrease of $289,848 is attributable to the inclusion of a foreign currency loss of ($244,255) recorded in the first quarter of 1998, versus only a foreign exchange loss of ($19,227) in the same period in

1999. The Company expects to make additional investments in sales and marketing personnel to further develop established markets and to introduce new products to the marketplace. Accordingly, the Company expects that its SG&A expense will increase in absolute dollars, but may decline as a percentage of net sales in the future.

         Interest expense decreased in the first quarter of 1999 to $134,292 compared to $410,063 in the first quarter of 1998. This decrease is attributable to the repayment of all of PT Buana's debt (totaling $7.75 million) during the second and third quarters of 1998. The funds for these debt payments were primarily from the proceeds from the Company's sale of Common Stock to WRP Asia on March 31, 1998.

         Other income consists of rental income, interest income and other income. Other income decreased by $169,242 from the first quarter of 1998 compared to the first quarter of 1999. This decrease is due to the disposal of the investment in LSAI in the first quarter of 1998, which generated a gain of $168,375.

         The Company recorded a foreign currency exchange loss of ($19,277) in the first quarter of 1999 versus a foreign exchange loss of ($244,255) in the comparable period in 1998, primarily from its Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Rupiahs, an exchange gain or loss will be incurred. These foreign currency exchange losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange losses or gains in the future.

         Indonesia continues to be exposed to economic instability, which is characterized with fluctuations in its foreign currency exchanges, interest rates and stock markets and inflation. Improvement of the Indonesian economic situation is progressing due to the measures that are being taken by the government of Indonesia. It is not possible to determine if the economic recovery will continue or may decline. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         During the first quarter of 1998, the Company had net operating loss carryforwards (NOL's) which were used to reduce taxable income for that period. The Company recorded a provision for income taxes during the first quarter of 1998 of $50,000 to provide for federal alternative minimum tax. In accordance with tax regulations, usage of the NOL's is subject to limitations if certain ownership changes occur. Due to the WRP Asia ownership change on March 31, 1998, the Company's NOL's became limited and subsequent to that date, the Company began recording a provision for income taxes. The Company has recorded a provision for income taxes of $406,254 in the first quarter of 1999. This provision is less than statutory rates due to the utilization of usable NOL's. At December 31, 1998, the Company had NOL's of approximately $2.7 million, which will be available to reduce federal taxable income in the U.S. in future periods, subject to limitations.

         For the three months ended March 31, 1999 net income was $1,213,648, compared to net income of $1,101,490 in the same period of 1998. Diluted earnings per share for the three months ended March 31, 1999 and 1998 were $0.17 and $0.25, respectively. The earnings per share in the first quarter of 1999 was fully diluted by the 2,500,000 shares of Common Stock issued to WRP Asia on March 31, 1998, principally responsible for raising the number of diluted shares outstanding from 4,446,147 during the three months ended March 31, 1998 to 6,970,772 during the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at March 31, 1999 was $690,293 and increased $10,568 from $679,725 at December 31, 1998. The Company experienced an increase in cash flows in the first quarter of 1999 primarily from cash provided by financing activities, offset by uses of cash in operating and investing activities. The Company generated cash from financing activities of $3,392,162 principally from additional borrowings on its line of credit in the amount of $3,971,162.

         The Company's operations used cash of $1,711,121 as a result of an increase in accounts receivable of $1,667,070 and inventories of $636,969 and a reduction in trade accounts payable of $774,374, offset by net income of $1,213,648 and non-cash depreciation expense of $353,192. Trade accounts receivable at March 31, 1999 increased to $7,199,475 compared with $5,532,405 at December 31, 1998. This increase is due to increased sales volume particularly toward the end of March 1999.

         The Company used cash in investing activities of $1,670,473 primarily for capital expenditures totaling $1,710,001 in the first quarter of 1999. The Company purchased manufacturing equipment at PT Buana in the amount of $1,332,506, primarily for chlorination machinery and equipment used for the production of powder-free gloves. PT Buana has plans to begin production of powder-free latex exam gloves in the second quarter of 1999. AHPC made capital expenditures of $377,495 in the first quarter of 1999, primarily for the implementation of its new enterprise wide computer system, which will be fully implemented in the second quarter of 1999.

         On December 1, 1998, AHPC obtained a domestic two-year credit facility from a large commercial credit company, GE Capital. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (7.6% at March 31, 1999). At March 31, 1999, AHPC had outstanding $5,176,404 on the revolving line of credit and $2,663,250 of letter of credit liabilities under the credit facility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of Common Stock of the Company at an exercise price of $22.20 per share. At March 31, 1999 and December 31, 1998, total debt of $1,900,000 and $2,000,000, respectively, was outstanding. During the first quarter of 1999, the Company repaid $100,000 against this debt. The Company anticipates additional repayments of this debt in 1999 and has classified $1,400,000 of this debt as long-term at March 31, 1999 and December 31, 1998.

         The Company currently expects to have cash needs during 1999 and beyond, in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the continued hiring of additional full time members of its sales force; (iv) the hiring of additional support staff; (v) the continued upgrading of the Indonesian glove factory to produce powder-free gloves; (vi) the completion of its new enterprise wide computer system; and (vii) for possible acquisitions. The Company has made purchase commitments for the purchase and installation of its sophisticated, integrated enterprise computer system for its U.S. operations in the amount of approximately $1,500,000, of which approximately $1,300,000 has been incurred through March 31, 1999. The Company anticipates the system will be fully implemented in the second quarter of 1999. The Company believes that its cash and cash generated from future operations plus its credit facility will be sufficient to fund the Company's ongoing operations.

YEAR 2000 OVERVIEW

         The crux of the Year 2000 ("Y2K") Issue is whether information technology (I.T.) systems and non-I.T. systems will be able to recognize and process date-sensitive information before and after the Year 2000. The Company relies, directly and indirectly, on I.T. systems, such as desktop computers, network hardware equipment and applications software to manage its business data. The Company also relies on non-I.T. systems including office equipment, security systems and telephone systems, to carry out its day-to-day operations. In addition, third party suppliers and customers rely on I.T. and non-I.T. systems to manage their businesses. The Y2K Issue could potentially affect all of their systems. In order to minimize the exposure of Y2K related risks, the Company has completed a comprehensive assessment of its Y2K issues and has identified its non-Y2K compliant I.T. and non-I.T. systems that are material to the Company's operations.

         The Company has identified four stages for its Y2K compliance effort:

         I.       Assessment
         II.      Planning
         III.     Implementation
         IV.      Testing

         The Assessment stage involved the determination of the readiness status of all I.T. and non-I.T. systems. The Planning stage identifies the actions required to achieve a ready state.

During the Implementation stage, any identified deficient components are replaced or upgraded. The replacements and upgrades are verified during the Testing stage.

         The Company's Y2K assessment focuses primarily on four areas:

         1)       information technology equipment;
         2)       applications software;
         3)       non-information technology systems and infrastructure; and
         4)       third party suppliers and customers.

         The assessment phase involved analyzing all I.T. equipment, applications software, and non-I.T. systems used by the Company. The Company has also identified and evaluated third parties critical to the Company's operations on their Y2K preparedness. The readiness status of third parties has been determined through certifications requested from, or questionnaires sent to, all suppliers and customers material to its operations. The Company's Assessment stage is completed, including the analysis of the PT Buana manufacturing facility, located in Indonesia.

         The Planning stage is in progress and is currently 85% complete. The Company anticipates the Planning stage to be completed in May 1999. To date, the Implementation stage is 80% complete, primarily attributed to the status of the installation of the new enterprise-wide business applications software, and should be finalized for both I.T. and non-I.T. systems by June 30, 1999. The Testing stage has not yet begun. The Testing stage will begin as warranted by the progress of the Implementation stage and is expected to be completed by July 31, 1999. Contingency plans for any of the Company's known Y2K issues will be developed and are estimated to be finalized before August 31, 1999.

YEAR 2000 COSTS

         Although the total costs associated with becoming Y2K compliant have not been fully identified, the Company estimates the costs of remediating to be $1,700,000, of which approximately $1,500,000 is to be spent on replacing the enterprise wide business applications hardware and software. As of March 31, 1999, the Company has spent approximately $1,300,000 on Y2K issues, primarily attributable to the cost of hardware, software and professional services associated with its new computer system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. The Company has not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. The Company estimates that the fair value of each debt instrument approximated its market value at March 31, 1999.

         The Company is subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at March 31, 1999 approximated its fair value.

ITEM 6.

EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the quarter covered by this Form 10-Q.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WRP Corporation
                                       (Registrant)




Date:    May 14, 1999                  By:      /s/ Lew Kwong Ann
                                                ---------------------


                                       Name:    Lew Kwong Ann
                                       Title:   Chief Financial Officer