Form 10-Q
period 1999-06-30
WRP CORP
filed 1999-08-16
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of August 13, 1999 was 5,673,692 and 1,252,538, respectively.

                                 WRP Corporation

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets
         June 30, 1999 (unaudited) and December 31, 1998 (audited)....................   pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended June 30, 1999 and 1998....................................   pg. 3

         Consolidated Statements of Operations (unaudited) for the
         Six Months Ended June 30, 1999 and 1998......................................   pg. 4

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 1999 and 1998......................................   pg. 5

         Notes to Interim Consolidated Financial Statements (unaudited)...............   pg. 6


Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................   pg. 13


Item 3.

         Quantitative and Qualitative Disclosure About Market Risk....................   pg. 21



                           PART II - OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K.............................................   pg. 22

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 June 30, 1999         December 31, 1998
                                                               ----------------       ------------------
                                                                  (Unaudited)              (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                 $         48,898        $        679,725
     Accounts receivable - trade, net of allowance for
        doubtful accounts of $265,000 in 1999 and
        $240,000 in 1998                                              6,123,654               5,532,405
     Due from affiliate                                               1,768,566               1,340,261
     Inventories, net                                                17,230,119              11,860,855
     Prepaid expenses                                                 1,143,104                 958,318
     Deferred tax assets                                                465,160                 962,190
     Other receivables                                                  311,933                 509,003
                                                               ----------------        ----------------
         Total current assets                                        27,091,434              21,842,757
                                                               ----------------        ----------------

PROPERTY, PLANT AND EQUIPMENT:
     Land rights and land improvements                                  736,535                 736,535
     Construction in progress                                           213,666               1,275,667
     Equipment, furniture and fixtures                               14,498,846              11,357,924
     Building improvements                                            2,022,865               1,689,878
     Vehicles                                                           166,273                 149,958
                                                               ----------------        ----------------
         Total property, plant and equipment                         17,638,185              15,209,962
     Less - Accumulated depreciation and amortization                (3,547,064)             (2,733,225)
                                                               ----------------        ----------------
         Property, plant and equipment, net                          14,091,121              12,476,737
                                                               ----------------        ----------------
OTHER ASSETS:
     Goodwill, net of accumulated amortization of $506,211
        in 1999 and $472,595 in 1998                                  1,243,789               1,277,405
     Other assets                                                       204,762                 203,040
                                                               ----------------        ----------------
         Total other assets                                           1,448,551               1,480,445
                                                               ----------------        ----------------

                                                               $     42,631,106        $     35,799,939
                                                               ================        ================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           June 30, 1999         December 31, 1998
                                                                          ---------------        -----------------
CURRENT LIABILITIES:
     Accounts payable - trade                                             $     2,871,964        $      2,504,225
     Trade notes payable to banks                                               1,636,978               3,322,882
     Notes payable and current portion of
        long-term obligations                                                   9,672,992               2,086,833
     Due to affiliate                                                           4,599,152               3,891,944
     Accrued expenses                                                           2,225,848               3,507,487
                                                                          ---------------        ----------------
          Total current liabilities                                            21,006,934              15,313,371
                                                                          ---------------        ----------------
LONG-TERM DEBT                                                                  1,476,967               1,668,982
                                                                          ---------------        ----------------
DEFERRED TAX LIABILITY                                                            205,022                 152,037
                                                                          ---------------        ----------------
MINORITY INTEREST IN SUBSIDIARY                                                 1,595,845               1,724,113
                                                                          ---------------        ----------------
SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value, 1,252,538 shares
        authorized;  1,252,538 shares issued and outstanding                       12,525                  12,525
     Common stock, $.01 par value, 10,000,000 shares
        authorized;  5,803,692 and 5,785,525 shares issued and
        outstanding in 1999 and 1998, respectively                                 58,037                  57,855
     Additional paid-in capital                                                17,942,471              17,862,021
     Retained earnings                                                          1,656,341                 332,071
     Less - Common stock in treasury, at cost,
        130,000 shares in 1999 and 1998                                        (1,323,036)             (1,323,036)
                                                                          ---------------        ----------------
          Total shareholders' equity                                           18,346,338              16,941,436
                                                                          ---------------        ----------------

                                                                          $    42,631,106        $     35,799,939
                                                                          ===============        ================





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   WRP CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Three Months
                                                                             Ended June 30,
                                                                -----------------------------------------
                                                                       1999                   1998
                                                                ----------------        -----------------
                                                                   (Unaudited)             (Unaudited)
NET SALES                                                       $     13,864,729        $      15,684,594
COST OF GOODS SOLD                                                    10,160,346               10,970,728
                                                                ----------------        -----------------
GROSS PROFIT                                                           3,704,383                4,713,866
OPERATING EXPENSES:
     Selling, general and administrative                               2,831,197                2,510,220
                                                                ----------------        -----------------
INCOME FROM OPERATIONS                                                   873,186                2,203,646
INTEREST EXPENSE                                                         240,400                  320,566
OTHER INCOME                                                              62,838                   65,465
                                                                ----------------        -----------------
     Income before provision for income taxes
     and minority interest                                               695,624                1,948,545

PROVISION FOR INCOME TAXES                                               752,797                  350,000
                                                                ----------------        -----------------
     Net (loss) income before minority interest                          (57,173)               1,598,545

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                         167,796                 (259,488)
                                                                ----------------        -----------------
             Net income                                         $        110,623        $       1,339,057
                                                                ================        =================


BASIC NET INCOME PER COMMON SHARE:                              $           0.02        $            0.20
                                                                ================        =================

DILUTED NET INCOME PER COMMON SHARE:                            $           0.02        $            0.19
                                                                ================        =================






The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WRP CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                         ----------------------------------
                                                                               1999               1998
                                                                         ---------------     --------------
                                                                            (Unaudited)        (Unaudited)
NET SALES                                                                $    30,946,476     $   30,897,932
COST OF GOODS SOLD                                                            22,858,509         21,724,289
                                                                         ---------------     --------------
GROSS PROFIT                                                                   8,087,967          9,173,643
OPERATING EXPENSES:
      Selling, general and administrative                                      5,484,190          5,444,040
                                                                         ---------------     --------------
INCOME FROM OPERATIONS                                                         2,603,777          3,729,603
INTEREST EXPENSE                                                                 374,692            730,629
OTHER INCOME                                                                     125,969            288,817
                                                                         ---------------     --------------
      Income before provision for income taxes
      and minority interest                                                    2,355,054          3,287,791

PROVISION FOR INCOME TAXES                                                     1,159,051            400,000
                                                                         ---------------     --------------
      Net income before minority interest                                      1,196,003          2,887,791

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY                                 128,267           (447,244)
                                                                         ---------------     --------------
                Net income                                               $     1,324,270     $    2,440,547
                                                                         ===============     ==============


BASIC NET INCOME PER COMMON SHARE:                                       $          0.19     $         0.43
                                                                         ===============     ==============

DILUTED NET INCOME PER COMMON SHARE:                                     $          0.19     $         0.43
                                                                         ===============     ==============





The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                         --------------------------------
                                                                                               1999              1998
                                                                                         --------------   ---------------
                                                                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $    1,324,270   $     2,440,547
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation                                                                          813,839           603,803
          Amortization                                                                           33,616            33,616
          Deferred income taxes                                                                 550,015           -
          Gain on sale of LSAI common stock                                                     -                (168,375)
          Changes in operating assets and liabilities:
             Accounts receivable - trade, net                                                  (591,249)          (11,850)
             Inventories, net                                                                (5,369,264)       (2,704,794)
             Prepaid expenses                                                                  (184,786)          327,409
             Other assets                                                                       195,348           (18,040)
             Accounts payable - trade                                                           367,739        (1,163,227)
             Accrued expenses                                                                (1,281,639)        1,319,805
             Amounts due to (from) affiliate                                                    278,903         3,082,482
             Net assets of condom discontinued operations                                       -                  19,212
                                                                                         --------------   ---------------
          Net cash (used in) provided by operating activities                                (3,863,208)        3,760,588
                                                                                         --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (2,428,223)         (693,125)
     Proceeds on sales of LSAI common stock                                                     -                 982,892
     Minority interest in subsidiary                                                           (128,268)          447,245
                                                                                         --------------   ---------------
          Net cash (used in) provided by investing activities                                (2,556,491)          737,012
                                                                                         --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on trade notes payable to banks                                            (1,685,904)       (2,633,076)
     Net proceeds from stock option exercises                                                    80,632           245,606
     Proceeds from issuance of stock                                                            -               6,750,000
     Net borrowings (payments) on notes payable                                               7,394,144        (5,603,005)
     Payments to Indonesian minority interest shareholders                                      -                (349,900)
                                                                                         --------------   ---------------
          Net cash provided by (used in) financing activities                                 5,788,872        (1,590,375)
                                                                                         --------------   ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (630,827)        2,907,225

CASH AND CASH EQUIVALENTS, beginning of period                                                  679,725           161,981
                                                                                         --------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                                 $       48,898   $     3,069,206
                                                                                         ==============   ===============



The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


1.       DESCRIPTION OF BUSINESS:

         WRP Corporation (together with its subsidiaries, the "Company") markets medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality, disposable, powdered and powder-free latex examination gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its examination gloves primarily to the medical, food service, dental and retail markets.

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, AHPC, and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first six months of 1999 and 1998, PT Buana sold approximately 16% and 61%, respectively, of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

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

         On March 31, 1998, the Company received $6,750,000 from WRP Asia for the sale of Common Stock and recorded an increase in its Common Stock and additional paid-in capital for the amount of cash received. These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At June 30, 1999, WRP Asia had a 54.2% ownership interest in the Company.

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

         WRP Asia is one of the world's leading manufacturers of high quality disposable gloves, primarily for use by healthcare professionals in the acute care and alternative care markets and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries, food service industry and other related industries. AHPC has been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

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

6.       FOREIGN CURRENCY TRANSACTIONS:

         PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. PT Buana's functional currency, for U.S. financial reporting purposes, is the United States dollar, primarily since operations are heavily dependent on U.S. dollar denominated transactions and economic trends.

         Gains and losses from foreign currency exchange transactions are included in net income in the period in which they occur. During the second quarters ended June 30, 1999 and 1998, the foreign exchange gains included in the determination of net income were $28,248 and $145,616, respectively. During the six months ended June 30, 1999 and 1998, the Company recorded foreign exchange gains (losses) of $9,021 and ($98,639), respectively.

7.       ASIAN ECONOMIC EVENTS:

         In the past, the Asian Pacific region experienced an economic situation that was characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. Recently, the Asian Pacific region has been recovering from its economic downturn.

         During the second quarter of 1999, the Indonesian Rupiah has strengthened against the U.S. dollar by 23% from 8700 to 6705 Rupiah to the U.S. dollar. Due to the Company's ownership interest in PT Buana, an Indonesian factory, and due to the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.       INVESTMENT IN LSAI:

         During the first half of 1998, the Company had disposed of its entire investment in Laboratory Specialists of America, Inc. ("LSAI") and sold 156,405 shares of LSAI and discounted its note receivable from LSAI for $315,000. These combined transactions resulted in proceeds of $982,892 and a gain on sales of its investment in LSAI of $168,375 for the six months ended June 30, 1998.

9.       NET INCOME PER SHARE:

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended June 30 are as follows:

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                            JUNE 30, 1999        JUNE 30, 1998
                                            -------------        -------------

       Basic weighted-average number of
           common shares outstanding           6,926,230            6,866,183
       Dilutive effect of common share
           equivalents                            55,755               66,802
                                               ---------            ---------
       Diluted weighted-average number of
           common shares outstanding           6,981,985            6,932,985
                                               =========            =========


          The weighted-average number of common shares and common share equivalents outstanding for the six months ended June 30 are as follows:

                                           SIX MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30, 1999       JUNE 30, 1998
                                             -------------       -------------

       Basic weighted-average number of
           common shares outstanding           6,921,877            5,613,469
       Dilutive effect of common share
           equivalents                            63,277               66,802
                                               ---------            ---------
       Diluted weighted-average number of
           common shares outstanding           6,985,154            5,680,271
                                               =========            =========

         At June 30, 1999, there were 6,926,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

         During the second quarter of 1999, the Indonesian Rupiah strengthened against the U.S. dollar causing PT Buana's tax reporting financial statements (Rupiah financial statements) to report a significant unrealized gain on foreign exchange, which is taxable in Indonesia. This resulted in additional income tax expense of $578,796 on PT Buana's U.S. financial statements, which in turn affected the Company's tax provision by this amount in the second quarter of 1999.

PT Buana's income tax expense will be affected in the future by fluctuations in the Rupiah exchange rate, relative to the U.S. dollar. For the three months ended June 30, 1999 and 1998, the Company recorded a provision for income taxes of $752,797 and $350,000, respectively. For the first half of 1999 and 1998, the Company recorded a provision for income taxes of $1,159,051 and $400,000, respectively.

11.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At June 30, 1999, there were twenty-nine lawsuits outstanding against AHPC, three of which were served in the second quarter of 1999. None of these lawsuits name AHPC as the sole defendant in these claims. AHPC carries product liability insurance coverage which, management believes, adequately provides for all legal claims. However, the actual outcome of these, or any, lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits or that the Company will be able to renew insurance coverage should these outcomes be adverse. Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages and the amounts up to the per claim deductible would be borne by the Company.

12.      RECLASSIFICATIONS:

         The Company has revised the format of the consolidated statements of operations which now includes the presentation of the Company's gross profit. The consolidated statements of operations for the three and six months ended June 30, 1998 have been restated to conform to the 1999 presentation.

13.      COMPREHENSIVE INCOME:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three and six months ended June 30, 1999 and 1998 was equal to net income and there were no accumulated other comprehensive income items during those periods.

14.      SEGMENT REPORTING:

         The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures primarily powdered latex gloves and sells them primarily to the Company and WRP Asia. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         The Company evaluates segment performance based on income before provision for income taxes and minority interest ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three and six months ended June 30, 1999 and 1998 for these segments:

              THREE MONTHS ENDED
                 JUNE 30, 1999              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                 -------------              -------------       ------------       ------------        ------------
     Revenues from external customers         $2,364,538         $11,500,191       $          -         $13,864,729
     Revenues from other operating
            segments                             348,900                   -           (348,900)                  -
     Pre-tax income                                3,477             692,147                  -             695,624
     Total assets                             16,025,896          26,605,210                  -          42,631,106


              THREE MONTHS ENDED
                 JUNE 30, 1998              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                 -------------              -------------       ------------       ------------        ------------

     Revenues from external customers         $2,096,678         $13,587,916       $          -         $15,684,594
     Revenues from other operating
            segments                           1,547,700                   -         (1,547,700)                  -
     Pre-tax income                              954,959             993,586                  -           1,948,545
     Total assets                             14,337,927          21,503,697                  -          35,841,624


               SIX MONTHS ENDED
                 JUNE 30, 1999              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                 -------------              -------------       ------------       ------------        ------------

     Revenues from external customers         $4,373,701         $26,572,775       $          -         $30,946,476
     Revenues from other operating
            segments                             809,537                   -           (809,537)                  -
     Pre-tax income                               36,493           2,318,561                  -           2,355,054
     Total assets                             16,025,896          26,605,210                  -          42,631,106


               SIX MONTHS ENDED
                 JUNE 30, 1998              MANUFACTURING       DISTRIBUTION       ELIMINATIONS        CONSOLIDATED
                 -------------              -------------       ------------       ------------        ------------

     Revenues from external customers         $2,866,282         $28,031,650       $          -         $30,897,932
     Revenues from other operating
            segments                           4,523,250                   -         (4,523,250)                  -
     Pre-tax income                            1,580,812           1,706,979                  -           3,287,791
     Total assets                             14,337,927          21,503,697                  -          35,841,624

15.      MERGER PROPOSAL CANCELLATION:

         On June 7, 1999, the Company was verbally notified by the majority shareholder, WRP Asia, of its intent to merge with the Company. The proposal was subject to, among other things, the approval of the holders of a majority of the outstanding shares of the Company not held by WRP Asia. The Company's Board of Directors appointed a special committee of non-employee directors, who were not affiliated with WRP Asia, to consider the proposal. This special committee retained legal counsel and financial advisors for the merger. Subsequently, on August 6, 1999, the special committee and the Company were notified by WRP Asia that their proposal to merge had been withdrawn due to certain market conditions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989.

         The Company's 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, powdered latex exam gloves and has recently installed manufacturing equipment to produce powder-free latex exam gloves.

PT Buana sold approximately 16% of its production to AHPC in the first six months of 1999 as compared to 61% during the same period in 1998. PT Buana recorded primarily powdered latex exam glove sales totaling $5.2 million and $7.4 million during the six months ended June 30, 1999 and 1998, respectively. AHPC reduced its purchases from PT Buana as a result of the Company's fulfillment of certain glove purchase obligations with an independent supplier pursuant to a preexisting contract requirement. PT Buana's remaining production was primarily sold to WRP Asia. All significant intercompany transactions and sales have been eliminated in consolidation.

         The Company faced several issues in the second quarter of 1999. First, the price of latex has dropped to its lowest levels in five years, which has caused pricing instability in the marketplace. As previously announced, the Company changed to a consignment inventory arrangement with a key customer which reduced sales in the second quarter by $2.3 million dollars, as such customer eliminated its prior inventory of gloves. The Company anticipates this to be a one-time event, with subsequent quarterly sales to be more in line with traditional volumes. The strengthened Indonesian Rupiah against the U.S. dollar impacted PT Buana with a $578,796 income tax expense adjustment which significantly affected the Company's second quarter performance.

         The Company was pleased to announce that it was awarded an exclusive five-year contract to supply the Amerinet, Inc. membership with its glove products. Amerinet is the largest membership-based group purchasing organization in the U.S., representing 9,100 member facilities in all 50 states including hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, pharmacies and integrated delivery networks. This membership represents more than 326,000 healthcare beds. The launch of the Amerinet Choice private label glove products took place in late July 1999.

--------------------------
(1) Forward looking statements in the Notes to the Company's financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

         The Company began offering a medical examination glove made of nitrile, a non-latex material. As of the close of the second quarter of 1999, the Company has stocked a full range of nitrile glove products, which will begin selling in the third quarter of 1999. The Company has plans to develop and introduce other new products in the near future as well.

         The Company announced on June 7, 1999 that WRP Asia, the Company's majority shareholder, had proposed to merge with the Company. The Company's Board appointed a special committee comprised of non-employee and non-WRP Asia Board Members to evaluate the proposal. Subsequently, on August 6, 1999, the Company was notified that WRP Asia has withdrawn its merger proposal, citing certain unfavorable market conditions.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Net sales for the three months ended June 30, 1999 were $13,864,729 versus net sales of $15,684,594 for the same period in 1998. The predominant cause for the sales reduction was a one-time switch to an inventory consignment arrangement with a major customer, which resulted in a reduction of sales in the amount of approximately $2.3 million, which was publicly announced earlier. Excluding the sales to this customer, the Company experienced an increase in unit case volumes sold of 15.9% in the second quarter of 1999 over the same period in 1998. AHPC's net sales during the second quarter of 1999 reflected lower average selling prices compared to 1998 by approximately 13.0%, due to increased pricing pressure in the U.S. marketplace; PT Buana's selling prices were reduced by over 20.0% in the second quarter of 1999 compared to the same period in 1998.

         Cost of goods sold decreased by 7.4% from $10,970,728 for the three months ended June 30, 1998 to $10,160,346 for the three months ended June 30, 1999. As a percentage of net sales, cost of goods sold increased from 69.9% for the three months ended June 30, 1998 to 73.3% for the same period in 1999. The primary factors associated with the increase in cost of goods sold as a percentage of net sales were attributable to lower average selling prices by AHPC and PT Buana and the negative effects of foreign currency in the current period due to the strengthening of the Indonesian Rupiah. These factors were partially offset by an increased mix of higher margin powder-free glove sales and reductions in glove purchase prices from manufacturers.

         AHPC is seeking to obtain reduced glove purchase prices from its suppliers to counteract the impact of its reductions in its sell prices. The Company believes that the existing sell prices in the U.S. will not remain at their low levels for an extended period of time due to the low price of latex. Currently, raw material latex prices are just above the cost to harvest the commodity, and the Company believes sell prices will begin to increase in the next twelve months from their current low levels.

         As a result of the above factors, the Company's gross profit decreased 21.4% from $4,713,866 for the three months ended June 30, 1998 to $3,704,383 for the three months ended June 30, 1999. The gross profit percentage decreased from 30.1% in the second quarter of 1998 to 26.7% in the same period of 1999. The Company expects its gross margins to be affected by changes in product mix, competition, the price of latex and other factors.

         During the second quarter of 1999, the Indonesia factory, PT Buana, purchased and installed chlorination equipment used for the manufacturing of powder-free gloves, which produce a higher gross profit margin than powdered gloves. PT Buana produced only a small quantity of powder-free gloves in the second quarter, as it will begin shipments of its products in the European market before sales to the U.S. are made. PT Buana's gross profit percentage was reduced from 33.8% in the second quarter of 1998 to 14.4% in the same period of 1999 primarily due to the reduction in powdered glove sell prices in the marketplace and the impact of under utilized capacity at its manufacturing facility.

         The domestic market for exam gloves is converting rapidly from latex powdered to latex powder-free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and eliminates powder levels, which could carry latex particles in the air. Due to customer demand, the Company is providing and selling more latex powder-free exam gloves and non-latex gloves. AHPC's sales of latex powder-free exam gloves were approximately 59.8% of net sales in the three months ended June 30, 1999 versus 43.2% in the comparable period in 1998. The Company expects that this trend will continue in the remainder of 1999.

         Selling, general and administrative expenses increased 12.8% from $2,510,220 for the three months ended June 30, 1998 to $2,831,197 for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 16.0% during the second quarter ended June 30, 1998 to 20.4% for the same period in 1999. The Company experienced increased selling expenses related to its efforts to expand its medical and telesales sales force and prepare for the introduction of the Amerinet and nitrile product launches, which occurred in July 1999. Additionally, the Company recorded a one time $120,000 management fee expense in the second quarter of 1999 for services provided by WRP Asia and incurred increased depreciation expense and consulting and training fees in connection with AHPC's recently implemented enterprise wide computer systems.

         Income from operations decreased 60.4% from $2,203,646 for the three months ended June 30, 1998 to $873,186 for the three months ended June 30, 1999. Operating margins decreased from 14.0% in the 1998 period to 6.3% in the 1999 period.

         Interest expense decreased in the second quarter of 1999 to $240,400 compared to $320,566 in the second quarter of 1998. This 25% decrease is due to the fact that U.S. interest rates have decreased in 1999 versus 1998, the Company's new U.S. debt facility carries a significantly lower interest rate than the previous debt facility, and due to the fact that PT Buana's debt was reduced significantly (by $3.75 million) in the second quarter of 1998 when Indonesian interest rates were at very high rates.

Provision for income taxes increased 115.1% from $350,000 for the three months ended June 30, 1998 to $752,797 for the three months ended June 30, 1999. The income tax provision recorded in 1998 is less than the U.S. statutory rate due to net operating losses available to the Company. During the second quarter of 1999, the Indonesian Rupiah strengthened against the U.S. dollar by 23%, creating a significant unrealized foreign currency gain on PT Buana's tax reporting financial statements, which are in Rupiahs. This unrealized gain for tax reporting purposes caused an additional $578,796 of income tax expense to PT Buana's U.S. financial statements in the second quarter of 1999. Due to this additional income tax expense, the effective tax rate in the second quarter of 1999 is significantly greater than U.S. statutory corporate income tax rates.

         The minority interest in subsidiary represents the non-owned 30% profit or loss in PT Buana. For the three months ended June 30, 1999, PT Buana recorded a significant net loss attributable to its income tax expense recorded in the second quarter of 1999.

         Net income decreased by 91.7% from $1,339,057 for the three months ended June 30, 1998 to $110,623 in the same period of 1999. Due to the aforementioned factors, net income as a percentage of net sales decreased from 8.5% in 1998 to 0.89% in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net sales for the six months ended June 30, 1999 were $30,946,476, which represents flat sales growth over the comparable 1998 period with net sales of $30,897,932. The predominant cause for the flat sales growth was the one-time inventory consignment arrangement that occurred in the second quarter of 1999.

         Cost of goods sold increased 5.2% from $21,724,289 for the six month period ended June 30, 1998 to $22,858,509 for comparable 1999 period. As a percentage of net sales, cost of goods sold increased from 70.3% for the six months ended June 30, 1998 to 73.9% for the same period in 1999. The Company's gross profit margin was unfavorably impacted by PT Buana's reduced sell prices on its powdered exam gloves and the negative effects of foreign currency in this period of a strengthened Indonesian Rupiah. Due to market conditions for powdered gloves, PT Buana's powdered glove sell prices declined by approximately 20% in the first half of 1999 versus the same period in 1998; PT Buana's gross profit margin was reduced from 36.3% in the first six months of 1998 to 16.6% in the comparable period in 1999. In addition, the increase in cost of goods sold as a percentage of net sales was attributed to lower average sell prices in 1999 offset by a shift of product mix to higher margin powder-free gloves in 1999 as well as reduced glove purchase prices. The Company's gross profit percentage declined from 29.7% for the six months ended June 30, 1998 to 26.1% for the six months ended June 30, 1999.

         Selling, general and administrative expenses increased by 0.7% from $5,444,040 for the six months ended June 30, 1998 to $5,484,190 for the six months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 17.6% for the six months ended June 30, 1998 to 17.7% for the six months ended June 30, 1999. This increase of $40,150 in selling, general and administrative expenses is attributable to an increase in selling compensation costs of $351,600 due to the planned expansion of the Company's telesales and medical sales force, the one-time management fee of $120,000 charged by WRP Asia in the second quarter of 1999, and an increase in depreciation expense of $86,900, offset by reductions in administrative salary and related costs at AHPC of $164,400, reduced freight delivery expenses of $195,300, and reduced foreign currency exchange losses. The Company expects to make additional investments in sales and marketing personnel to further develop and penetrate established markets and to introduce new products to the marketplace. Accordingly, the Company expects that its selling, general and administrative expenses will continue to increase in absolute dollars, but may decline as a percentage of net sales in the future.

         Income from operations decreased by 23.9% from $3,729,603 for the six months ended June 30, 1998 to $2,603,777 for the six months ended June 30, 1999. Operating margins decreased from 12.1% in the 1998 period to 8.4% in the 1999 period.

         Interest expense decreased from $730,629 during the six months ended June 30, 1998 to $374,692 in the comparable period in 1999. This decrease in interest expense of $355,937 is due to (i) $3.75 million of PT Buana's debt (representing approximately 50% of its outstanding debt) having been repaid in the second quarter of 1998 as Indonesian rates were excessively high; (ii) the Company's new debt agreement entered into on December 1, 1998 carries a lower rate than the previous debt facility; (iii) the prime rate and commercial paper rates are lower in the first half of 1999 than the same period in 1998, and to a lesser extent; (iv) the Company paid off $100,000 of its $2,000,000 unsecured debenture in the first half of 1999. The 1998 PT Buana debt repayments were made with the Company's proceeds from the sale of Common Stock to WRP Asia on March 31, 1998. All intercompany interest income and interest expense is eliminated in consolidation.

         Other income consists of rental income, interest income and miscellaneous income. Other income for the six months ended June 30, 1999 was $125,969 compared to $288,817 for the comparable period in 1998. This decrease in other income of $162,848 is due to the disposal of the investment in LSAI in 1998, which generated a gain of $168,375.

         The provision for income taxes increased from $400,000 for the six months ended June 30, 1998 to $1,159,051 for the six months ended June 30, 1999. The 1998 income tax provision is less than the U.S. statutory rates due to net operating losses, which were available to the Company. At December 31, 1998, the Company's U.S. operations had net operating loss carry forwards of $2.7 million, limited to approximately $1.3 million per year. The 1999 provision for income taxes is greater than U.S. statutory rates as a result of the income tax expense associated with PT Buana in the second quarter of 1999.

         The minority interest in subsidiary represents the non-owned 30% profit or loss in PT Buana. For the six months ended June 30, 1999, PT Buana recorded a significant loss attributed to its income tax expense incurred in the second quarter of 1999. PT Buana reported a profit during the six months ended June 30, 1998 of which the minority interest portion represented $447,244.

         Net income decreased by $1,116,277 or 45.7% from $2,440,547 for the six months ended June 30, 1998 to $1,324,270 in the 1999 period due to the previously mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at June 30, 1999 were $48,898 and decreased $630,827 from $679,725 at December 31, 1998. The Company experienced a decrease in cash flows in the first half of 1999 primarily from cash used in operating and investing activities, offset by cash provided by financing activities. The Company generated cash from financing activities of $5,788,872 principally from additional borrowings on its line of credit in the amount of $7,394,144. These borrowings were made to build up inventory levels primarily for the Amerinet and nitrile product launches, as well as to make its capital asset acquisitions.

         The Company's operations used cash of $3,863,208 as a result of increases in accounts receivable of $591,249 and inventories of $5,369,264 and a reduction in accrued expenses of $1,281,639, offset by net income of $1,324,270 and non-cash depreciation expense of $813,839. Trade accounts receivable at June 30, 1999 increased to $6,123,654 compared with $5,532,405 at December 31, 1998.
This increase is due to increased sales volume for the month of June 1999 and due to a strong collection effort during the month of December 1998, which reduced the Company's outstanding accounts receivable.

         The Company's inventory levels at June 30, 1999 were $17.2 millions versus $11.9 million at December 31, 1999. This represents an increase of 45.3% and is attributed to (i) inventory returns of approximately $2.3 million in the second quarter of 1999 for the switch to consignment; (ii) an inventory build-up of almost $2.2 million of Amerinet private label, nitrile and other products for the July 1999 launches; and (iii) the fulfillment of certain glove purchase obligations with an independent supplier pursuant to a preexisting contract requirement.

         The Company used cash in investing activities of $2,556,491 primarily for capital expenditures totaling $2,428,223 in the first half of 1999. The Company purchased manufacturing equipment at PT Buana in the amount of $1,830,824, primarily for chlorination machinery and equipment used for the production of powder-free gloves. PT Buana has produced minimal quantities of powder-free latex exam gloves in the second quarter of 1999 and will preview its product in the European market before it is sold to the U.S. AHPC made capital expenditures of $597,399 in the first half of 1999, primarily for the implementation of its new enterprise wide computer system, which was successfully implemented in the second quarter of 1999.

         On December 1, 1998, AHPC obtained a domestic two-year credit facility from a large commercial credit company, GE Capital. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (7.8% at June 30, 1999). On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. At June 30, 1999, AHPC had outstanding $8,705,684 on the revolving line of credit and $1,636,978 of letter of credit liabilities under the credit facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of Common Stock of the Company at an exercise price of $22.20 per share. At June 30, 1999 and December 31, 1998, total debt of $1,900,000 and $2,000,000, respectively, was outstanding. During the first quarter of 1999, the Company repaid $100,000 against this debt. The Company anticipates additional repayments of this debt in 1999 and has classified $1,400,000 of this debt as long-term at June 30, 1999 and December 31, 1998.

         The Company expects to have cash needs during the remainder of 1999 and beyond, in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the continued hiring of additional full time members of its sales force; (iv) the hiring of additional support staff; (v) the possible funding of Indonesian income taxes created by foreign currency fluctuations; and (vi) for possible acquisitions. The Company believes that its cash and cash to be generated from future operations plus its credit facility will be sufficient to fund the Company's ongoing operations.

YEAR 2000 OVERVIEW

         The crux of the Year 2000 ("Y2K") issue is whether information technology (I.T.) systems and non-I.T. systems will be able to recognize and process date-sensitive information before and after the Year 2000. The Company relies, directly and indirectly, on I.T. systems, such as desktop computers, network hardware equipment and applications software to manage its business data. The Company also relies on non-I.T. systems including office equipment, security systems and telephone systems, to carry out its day-to-day operations. In addition, third party suppliers and customers rely on I.T. and non-I.T. systems to manage their businesses. The Y2K issue could potentially affect all of their systems. In order to minimize the exposure of Y2K related risks, the Company completed a comprehensive assessment of its Y2K issues and identified its non-Y2K compliant I.T. and non-I.T. systems that are material to the Company's operations.

         The Company has identified four stages for its Y2K compliance effort:
(i) Assessment; (ii) Planning; (iii) Implementation; and (iv) Testing. The Assessment stage involved the determination of the readiness status of all I.T. and non-I.T. systems. The Planning stage identified the actions required to achieve a ready state. During the Implementation stage, any identified deficient components are replaced or upgraded. The replacements and upgrades are verified during the Testing stage.

         The Company's Y2K assessment focuses primarily on four areas: (i) information technology equipment; (ii) applications software; (iii) non-information technology systems and infrastructure; and (iv) third party suppliers and customers. The assessment phase involved analyzing all I.T. equipment, applications software, and non-I.T. systems used by the Company. The Company has also identified and evaluated third parties critical to the Company's operations on their Y2K preparedness. The readiness status of third parties has been determined through certifications requested from, or questionnaires sent to, all suppliers and customers material to its operations.

         The Company's Assessment stage is completed, including the analysis of the PT Buana manufacturing facility, located in Indonesia. The Planning stage is completed and to date, the Implementation stage is about 90% complete, with additional testing needed on the I.T. systems only; the Implementation stage will be finalized in August 1999. The Testing stage is now 60% complete; the Testing stage is in progress and is anticipated to be completed in September 1999.

YEAR 2000 COSTS

         The total costs associated with becoming Y2K compliant are estimated to be $1,500,000, of which approximately $1,400,000 was spent on upgrading and installing the new enterprise wide business applications hardware and software.

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. The Company estimates that the fair value of each debt instrument approximated its market value at June 30, 1999.

         The Company is subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 1999 approximated its fair value.

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



                                                WRP Corporation
                                                (Registrant)




Date:    August 13, 1999                        By: /s/ Edward J. Marteka
                                                    ---------------------


                                                Name:   Edward J. Marteka
                                                Title:  President