Form 10-Q
period 1999-09-30
WRP CORP
filed 1999-11-12
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to              .
                                        ----------    ------------

         Commission File Number: 0-17458
                                 -------

                                 WRP Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                  73-1326131
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                         500 Park Boulevard, Suite 1260
                                Itasca, IL 60143
                     ---------------------------------------
                     (Address of principal executive office)

                                 (630) 285-9191
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 12, 1999 was 5,673,692 and 1,252,538, respectively.

                                 WRP Corporation

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1

         Consolidated Balance Sheets
         September 30, 1999 (unaudited) and December 31, 1998 (audited) .............   pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended September 30, 1999 and 1998 .............................   pg. 3

         Consolidated Statements of Operations (unaudited) for the
         Nine Months Ended September 30, 1999 and 1998 ..............................   pg. 4

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 1999 and 1998 ..............................   pg. 5

         Notes to Interim Consolidated Financial Statements (unaudited) .............   pg. 6


Item 2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................   pg. 12


Item 3

         Quantitative and Qualitative Disclosure About Market Risk ..................   pg. 19



                           PART II - OTHER INFORMATION

Item 6

         Exhibits and Reports on Form 8-K ...........................................   pg. 20


                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               September 30, 1999  December 31, 1998
                                                               ------------------  -----------------
                                                                 (Unaudited)         (Audited)
CURRENT ASSETS:
         Cash and cash equivalents                               $     67,916       $    679,725
          Accounts receivable - trade, net of allowance for
            doubtful accounts of $275,000 in 1999 and
            $240,000 in 1998                                        6,661,669          5,532,405
         Due from affiliate                                         2,427,702          1,340,261
         Inventories, net                                          15,286,066         11,860,855
         Prepaid expenses                                           1,056,461            958,318
         Deferred tax assets                                          668,308            962,190
         Other receivables                                            322,022            509,003
                                                                 ------------       ------------
                 Total current assets                              26,490,144         21,842,757
                                                                 ------------       ------------


PROPERTY, PLANT AND EQUIPMENT:
         Land rights and land improvements                            736,535            736,535
         Construction in progress                                      26,059          1,275,667
         Equipment, furniture and fixtures                         14,842,336         11,357,924
         Building improvements                                      2,215,768          1,689,878
         Vehicles                                                     166,273            149,958
                                                                 ------------       ------------
                 Total property, plant and equipment               17,986,971         15,209,962
         Less - Accumulated depreciation and amortization          (4,030,758)        (2,733,225)
                                                                 ------------       ------------
                 Property, plant and equipment, net                13,956,213         12,476,737
                                                                 ------------       ------------

OTHER ASSETS:
         Goodwill, net of accumulated amortization of $523,019
            in 1999 and $472,595 in 1998                            1,226,981          1,277,405
         Other assets                                                 205,623            203,040
                                                                 ------------       ------------
                 Total other assets                                 1,432,604          1,480,445
                                                                 ------------       ------------


                                                                 $ 41,878,961       $ 35,799,939
                                                                 ============       ============


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  September 30, 1999     December 31, 1998
                                                                  ------------------     -----------------
CURRENT LIABILITIES:
         Accounts payable - trade                                    $  1,849,194          $  2,504,225
         Trade notes payable to banks                                   1,198,910             3,322,882
         Notes payable and current portion of
            long-term obligations                                       9,897,506             2,086,833
         Due to affiliate                                               4,178,397             3,891,944
         Accrued expenses                                               2,430,483             3,507,487
                                                                     ------------          ------------
                 Total current liabilities                             19,554,490            15,313,371
                                                                     ------------          ------------

LONG-TERM DEBT                                                          1,262,378             1,668,982
                                                                     ------------          ------------

DEFERRED TAX LIABILITY                                                    109,908               152,037
                                                                     ------------          ------------

MINORITY INTEREST IN SUBSIDIARY                                         1,754,785             1,724,113
                                                                     ------------          ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value, 1,252,538 shares
            authorized;  1,252,538 shares issued and outstanding           12,525                12,525
         Common stock, $.01 par value, 10,000,000 shares
            authorized;  5,803,692 and 5,785,525 shares issued and
            outstanding in 1999 and 1998, respectively                     58,037                57,855
         Additional paid-in capital                                    17,942,471            17,862,021
         Retained earnings                                              2,507,403               332,071
         Less - Common stock in treasury, at cost,
            130,000 shares in 1999 and 1998                            (1,323,036)           (1,323,036)
                                                                     ------------          ------------
                 Total shareholders' equity                            19,197,400            16,941,436
                                                                     ------------          ------------

                                                                     $ 41,878,961          $ 35,799,939
                                                                     ============          ============




         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the Three Months
                                                                                     Ended September 30,
                                                                                ----------------------------
                                                                                    1999            1998
                                                                                ------------    ------------
                                                                                (Unaudited)     (Unaudited)
NET SALES                                                                       $ 17,068,019    $ 16,259,268
COST OF GOODS SOLD                                                                12,875,919      11,615,137
                                                                                ------------    ------------
GROSS PROFIT                                                                       4,192,100       4,644,131
OPERATING EXPENSES:
              Selling, general and administrative                                  3,248,650       2,297,478
                                                                                ------------    ------------
INCOME FROM OPERATIONS                                                               943,450       2,346,653
INTEREST EXPENSE                                                                     308,526         222,802
OTHER INCOME                                                                          14,178         100,213
                                                                                ------------    ------------
              Income before (benefit from) provision for income taxes
              and minority interest                                                  649,102       2,224,064

(BENEFIT FROM) PROVISION FOR INCOME TAXES                                           (360,900)        701,153
                                                                                ------------    ------------

              Net income before minority interest                                  1,010,002       1,522,911

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                           (158,940)       (102,903)
                                                                                ------------    ------------

                            Net Income                                          $    851,062    $  1,420,008
                                                                                ============    ============



BASIC NET INCOME PER COMMON SHARE:                                              $       0.12    $       0.21
                                                                                ============    ============


DILUTED NET INCOME PER COMMON SHARE:                                            $       0.12    $       0.20
                                                                                ============    ============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                  -----------------------------
                                                                       1999            1998
                                                                   ------------    ------------
                                                                   (Unaudited)      (Unaudited)
NET SALES                                                          $ 48,014,495    $ 47,157,200
COST OF GOODS SOLD                                                   35,734,428      33,339,426
                                                                   ------------    ------------
GROSS PROFIT                                                         12,280,067      13,817,774
OPERATING EXPENSES:
              Selling, general and administrative                     8,732,840       7,741,520
                                                                   ------------    ------------
INCOME FROM OPERATIONS                                                3,547,227       6,076,254
INTEREST EXPENSE                                                        683,218         953,432
OTHER INCOME                                                            140,147         389,031
                                                                   ------------    ------------
              Income before provision for income taxes
              and minority interest                                   3,004,156       5,511,853

PROVISION FOR INCOME TAXES                                              798,151       1,101,153
                                                                   ------------    ------------

              Net income before minority interest                     2,206,005       4,410,700

MINORITY INTEREST IN INCOME OF SUBSIDIARY                               (30,673)       (550,147)
                                                                   ------------    ------------

                            Net Income                             $  2,175,332    $  3,860,553
                                                                   ============    ============



BASIC NET INCOME PER COMMON SHARE:                                 $       0.31    $       0.64
                                                                   ============    ============


DILUTED NET INCOME PER COMMON SHARE:                               $       0.31    $       0.63
                                                                   ============    ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                -----------    -----------
                                                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $ 2,175,332    $ 3,860,553
         Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
                 Depreciation                                                     1,297,533        912,187
                 Amortization                                                        50,424         50,424
                 Deferred income taxes                                              251,753         (4,275)
                 Gain on sale of LSAI common stock                                     --         (168,375)
                 Changes in operating assets and liabilities:
                    Accounts receivable - trade, net                             (1,129,264)    (1,057,785)
                    Inventories, net                                             (3,425,211)    (2,353,512)
                    Prepaid expenses                                                (98,143)       389,876
                    Other assets                                                    184,398       (284,550)
                    Accounts payable - trade                                       (655,031)      (818,750)
                    Accrued expenses                                             (1,077,004)     2,197,031
                    Amounts due to (from) affiliate                                (800,988)     2,804,562
                    Net assets of condom discontinued operations                       --           19,212
                                                                                -----------    -----------
                 Net cash (used in) provided by operating activities             (3,226,201)     5,546,598
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (2,777,009)      (896,294)
         Proceeds on sales of LSAI common stock                                        --          982,892
         Minority interest in subsidiary                                             30,672        550,147
                                                                                -----------    -----------
                 Net cash (used in) provided by investing activities             (2,746,337)       636,745
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on trade notes payable to banks                            (2,123,972)    (3,583,941)
         Net proceeds from stock option exercises                                    80,632        259,905
         Proceeds from issuance of stock                                               --        6,750,000
         Net borrowings (payments) on notes payable                               7,404,069     (8,666,303)
         Payments to Indonesian minority interest shareholders                         --         (565,137)
                                                                                -----------    -----------
                 Net cash provided by (used in) financing activities              5,360,729     (5,805,476)
                                                                                -----------    -----------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (611,809)       377,867

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      679,725        161,981
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    67,916    $   539,848
                                                                                ===========    ===========




         The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP Corporation
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, AHPC, and its 70% owned subsidiary, PT Buana. Accordingly, PT Buana's assets, liabilities, equity and minority interest are included in the consolidated financial statements of the Company. During the first nine months of 1999 and 1998, PT Buana sold approximately 15% and 53%, respectively, of its production of gloves to AHPC. All significant intercompany transactions have been eliminated in consolidation.

         WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products
(M) Sdn. Bhd.), a Malaysian corporation ("WRP Asia"), owns the Series A Common Stock of the Company and is the majority shareholder of the Company.

4.       MAJORITY SHAREHOLDER TRANSACTION:

         On March 31, 1998, WRP Asia completed the following two transactions, which transferred majority ownership in the Company to WRP Asia:

         a. MBf International, Ltd. ("MBf International") sold all of the Company's Series A Common Stock (1,252,538 shares) to WRP Asia for $5.00 per share or $6,262,690; and

         b. WRP Asia purchased 2,500,000 shares of the Company's unregistered Common Stock for $2.70 per share for a total of $6,750,000.

         On March 31, 1998, the Company received $6,750,000 from WRP Asia for the sale of Common Stock and recorded an increase in its common stock and additional paid-in capital for the amount of cash received. These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At September 30, 1999, WRP Asia had a 54.2% ownership interest in the Company.

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

         b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of the Company's Board of Directors, and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

6.       FOREIGN CURRENCY TRANSACTIONS:

         PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana is established and operates. For U.S. financial reporting purposes, PT Buana's functional currency is the United States dollar, primarily since operations are heavily dependent on U.S. dollar denominated transactions and economic trends.

         Gains and losses from foreign currency exchange transactions are included in net income in the period in which they occur. During the third quarters ended September 30, 1999 and 1998, the foreign exchange losses included in the determination of net income were $34,082 and $59,479, respectively. During the nine months ended September 30, 1999 and 1998, the Company recorded foreign exchange losses of $25,062 and $158,118, respectively.

7.       ASIAN ECONOMIC EVENTS:

         In the past, the Asian Pacific region experienced an economic situation that was characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. The Asian Pacific region has been recovering from its economic downturn but continues to experience volatile foreign currency fluctuations compared to the U.S. dollar.

         During the third quarter of 1999, the Indonesian Rupiah has weakened against the U.S. dollar by 24% from 6705 to 8337 Rupiah to the U.S. dollar. Due to the Company's ownership interest in PT Buana, an Indonesian factory, and due to the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.       INVESTMENT IN LSAI:

         During the first quarter of 1998, the Company disposed of its entire investment in Laboratory Specialists of America, Inc. ("LSAI") by selling 156,405 shares of LSAI and discounting its note receivable from LSAI for $315,000. These combined transactions resulted in proceeds of $982,892 and a gain on sales of its investment in LSAI of $168,375 for the nine months ended September 30, 1998.

9.       NET INCOME PER SHARE:

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30 are as follows:


                                        Three Months Ended     Three Months Ended
                                        September 30, 1999     September 30, 1998
                                        ------------------     ------------------
Basic weighted-average number of
    common shares outstanding             6,926,230                6,905,189
Dilutive effect of common share
    equivalents                              34,024                   46,699
                                          ---------                ---------
Diluted weighted-average number of
    common shares outstanding             6,960,254                6,951,888
                                          =========                =========



          The weighted-average number of common shares and common share equivalents outstanding for the nine months ended September 30 are as follows:

                                        Nine Months Ended       Nine Months Ended
                                        September 30, 1999      September 30, 1998
                                        ------------------      ------------------
Basic weighted-average number of
    common shares outstanding              6,923,344               6,037,906
Dilutive effect of common share
    equivalents                               52,003                  46,699
                                           ---------               ---------
Diluted weighted-average number of
    common shares outstanding              6,975,347               6,084,605
                                           =========               =========


         At September 30, 1999, there were 6,926,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

         During the second quarter of 1999, the Indonesian Rupiah significantly strengthened against the U.S. dollar causing PT Buana's tax reporting financial statements (Rupiah financial statements) to report a significant unrealized gain on foreign exchange, which is taxable in Indonesia. This resulted in additional income tax expense of $578,796 on PT Buana's U.S. financial statements, which in turn affected the Company's tax provision by this amount in the second quarter of 1999. During the third quarter of 1999, the Rupiah weakened against the dollar, which caused a reversal of the income tax expense recorded in the second quarter and PT Buana to report a tax benefit of $518,600 in the third quarter of 1999. Because the Indonesian tax reporting financial statements are in Rupiahs, the Company's tax provision will fluctuate as the Rupiah strengthens or weakens against the U.S. dollar.

         For the three months ended September 30, 1999 and 1998, the Company recorded a (benefit from) provision for income taxes of ($360,900) and $701,153, respectively. For the nine months ended September 30, 1999 and 1998, the Company recorded a provision for income taxes of $798,151 and $1,101,153, respectively.

11.      Contingencies:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. AHPC is one of numerous defendants that have been named in such lawsuits. At September 30, 1999, there were thirty-two lawsuits outstanding against the Company, three of which were served in the third quarter of 1999, while one claim was dismissed in the third quarter of 1999. None of these lawsuits name AHPC or the Company as the sole defendant in these claims. The Company carries product liability insurance coverage which, management believes, adequately provides for all legal claims. However, the actual outcome of these, or any, lawsuits is not subject to certainty, and there can be no assurances that the Company's reserves or insurance coverage will be adequate to cover all of the resultant impact of these lawsuits or that the Company will be able to renew insurance coverage, which expires in October, 2000, should these outcomes be adverse. Generally, any award of compensatory damages would be an obligation of the Company's insurance carrier to the limits of available insurance coverage, while any punitive damages and the amounts up to the per claim deductible would be borne by the Company.

12.      RECLASSIFICATIONS:

         The Company has revised the format of the consolidated statements of operations which now includes the presentation of the Company's gross profit. The consolidated statements of operations for the three and nine months ended September 30, 1998 have been restated to conform to the 1999 presentation.

13.      COMPREHENSIVE INCOME:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 was equal to net income and there were no accumulated other comprehensive income items during those periods.

14.      SEGMENT REPORTING:

         The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures primarily powdered latex gloves and sells them to the Company and WRP Asia. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, food service, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         The Company evaluates segment performance based on income before provision for income taxes and minority interest ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three and nine months ended September 30, 1999 and 1998 for these segments:

         Three Months Ended
         September 30, 1999        Manufacturing    Distribution  Eliminations   Consolidated
         ------------------        --------------   ------------  ------------   ------------
Revenues from external customers   $ 2,515,101      $14,552,918   $      --      $17,068,019
Revenues from other operating
       segments                        360,000             --        (360,000)          --
Pre-tax income                          11,200          637,902          --          649,102
Total assets                        16,740,666       25,138,295          --       41,878,961


         Three Months Ended
         September 30, 1998        Manufacturing    Distribution  Eliminations   Consolidated
         ------------------        --------------   ------------  ------------   ------------

Revenues from external customers   $ 2,047,201      $14,212,067   $      --      $16,259,268
Revenues from other operating
       segments                        936,200             --        (936,200)          --
Pre-tax income                         365,149        1,858,915          --        2,224,064
Total assets                        14,021,192       20,208,670          --       34,229,862


         Nine Months Ended
         September 30, 1999        Manufacturing    Distribution  Eliminations   Consolidated
         ------------------        --------------   ------------  ------------   ------------

Revenues from external customers   $ 6,888,802      $41,125,693   $      --      $48,014,495
Revenues from other operating
       segments                      1,169,537             --      (1,169,537)          --
Pre-tax income                          47,693        2,956,463          --        3,004,156
Total assets                        16,740,666       25,138,295          --       41,878,961



         Nine Months Ended
         September 30, 1998        Manufacturing    Distribution  Eliminations   Consolidated
         ------------------        --------------   ------------  ------------   ------------

Revenues from external customers   $ 4,913,483      $42,243,717   $      --      $47,157,200
Revenues from other operating
       segments                      5,459,450             --      (5,459,450)          --
Pre-tax income                       1,945,961        3,565,892          --        5,511,853
Total assets                        14,021,192       20,208,670          --       34,229,862


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989.

         The Company's 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant which commenced operations in April 1996. PT Buana manufactures high quality, powdered latex exam gloves and has recently installed manufacturing equipment to produce powder-free latex exam gloves. PT Buana is selling a limited quantity of powder-free gloves to Europe on a trial basis before selling its gloves to the U.S. maketplace.

         PT Buana sold approximately 15% of its production to AHPC in the first nine months of 1999 as compared to 53% during the same period in 1998. PT Buana recorded primarily powdered latex exam glove sales totalling $8.1 million and $10.4 million during the nine months ended September 30, 1999 and 1998, respectively. AHPC reduced its purchases from PT Buana as a result of the Company's fulfillment of certain glove purchase obligations with an independent supplier pursuant to a preexisting contract requirement. PT Buana's remaining production was primarily sold to WRP Asia. All significant intercompany transactions and sales have been eliminated in consolidation.

         During the third quarter of 1999, the Company continued to face the challenge of lower glove pricing and excess capacity in the marketplace. Recently, the price of latex had dropped to its lowest levels in five years, which has caused pricing instability in the marketplace. Foreign currency fluctuations continued and impacted the Company's third quarter performance as the Indonesian Rupiah weakened against the U.S. dollar, reversing the trend which affected the second quarter of 1999.

         The Company has announced that it was awarded an exclusive five-year contract to supply the members of Amerinet, Inc. with its glove products. Amerinet is the largest membership-based group purchasing organization in the U.S., representing 9,100 member facilities in all 50 states including hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, pharmacies and integrated delivery networks. This membership represents more than 326,000 healthcare beds. The launch of the Amerinet Choice private label glove products took place in late July 1999 and these sales have been increasing.


--------------------


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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales for the three months ended September 30, 1999 were $17,068,019 versus net sales of $16,259,268 for the same period in 1998, a 5% increase. AHPC experienced an increase in unit case volumes sold of 11% in the third quarter of 1999 over the same period in 1998, offset by lower average selling prices compared to 1998 by approximately 7% due to increased pricing pressure in the U.S. marketplace. PT Buana's selling prices were reduced by over 13% in the third quarter of 1999 compared to the same period in 1998.

         Cost of goods sold increased by 11% from $11,615,137 for the three months ended September 30, 1998 to $12,875,919 for the three months ended September 30, 1999. As a percentage of net sales, cost of goods sold increased from 71% for the three months ended September 30, 1998 to 75% for the same period in 1999. The primary factors associated with the increase in cost of goods sold as a percentage of net sales were lower average selling prices, increased warehousing cost associated with higher inventory levels, and increased ocean freight rates, partially offset by an increased mix of higher margin powder-free glove sales and reductions in glove purchase prices from manufacturers.

         AHPC is continuing to strive for reduced glove purchase prices from its suppliers to counteract the impact of reductions in its selling prices. The Company believes that the existing selling prices in the U.S. will not remain at their low levels for an extended period of time and that the price of latex will rise. Currently, raw material latex prices are just above the cost to harvest the commodity, and the Company believes selling prices will begin to increase within a year from their current low levels.

         As a result of the above factors, the Company's gross profit decreased 10% from $4,644,131 for the three months ended September 30, 1998 to $4,192,100 for the three months ended September 30, 1999. The gross profit percentage decreased from 29% in the third quarter of 1998 to 25% in the same period of 1999. The Company expects its gross margins to be affected by changes in product mix, competition, the price of latex and other factors.

         During the third quarter of 1999, the Indonesia factory, PT Buana, completed its installation of chlorination equipment used for the manufacturing of powder-free gloves, which produce a higher gross profit margin than powdered gloves. PT Buana produced only a small quantity of powder-free gloves in the third quarter, as it is selling and testing its product in the European market before sales to the U.S. are made. PT Buana's gross profit percentage was reduced from 28% in the third quarter of 1998 to 16% in the same period of 1999 primarily due to the reduction in powdered glove selling prices in the marketplace and the impact of under utilized capacity at its manufacturing facility.

         The domestic market for exam gloves is converting rapidly from latex powdered to latex powder-free gloves and to non-latex gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and eliminates powder levels, which could carry latex particles in the air. Due to customer demand, the Company is providing and selling more latex powder-free exam gloves and non-latex gloves. The Company expects that this trend will continue.

         Selling, general and administrative expenses increased 41% from $2,297,478 for the three months ended September 30, 1998 to $3,248,650 for the three months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from

14% during the third quarter ended September 30, 1998 to 29% for the same period in 1999. The Company experienced increased selling expenses related to its efforts to expand its medical and telesales sales force and prepare for the introduction of the Amerinet and nitrile product launches, which occurred in July 1999. Additionally, the Company recorded increased administrative salaries to support the infrastructure in place and incurred increased depreciation expense and consulting fees in connection with AHPC's recently implemented enterprise wide computer system.

         Income from operations decreased 60% from $2,346,653 for the three months ended September 30, 1998 to $943,450 for the three months ended September 30, 1999. Operating margins decreased from 14% in the 1998 period to 6% in the 1999 period.

         Interest expense increased in the third quarter of 1999 to $308,526 compared to $222,802 in the third quarter of 1998. This 38% increase is primarily due to increased borrowings on the Company line of credit used to finance its increased inventory levels.

         During the second quarter of 1999, the Indonesian Rupiah strengthened against the U.S. dollar by 23%, creating a significant unrealized foreign currency gain on PT Buana's tax reporting financial statements, which are in Rupiahs. This unrealized gain for tax reporting purposes caused an additional $578,796 of income tax expense to PT Buana's U.S. financial statements in the second quarter of 1999. During the third quarter of 1999, the Indonesian Rupiah reversed its course and weakened by 24% against the U.S. dollar causing a reversal of the income tax expense recorded in the second quarter. As a result, PT Buana recorded a tax benefit of $518,600 in the third quarter of 1999. Thus, a net benefit from income taxes of $360,900 is reflected in the third quarter of 1999. The income tax provision of $701,153 recorded in the third quarter 1998 is less than the U.S. statutory rate due to net operating losses available to the Company. PT Buana's income tax expense will be affected in the future by fluctuations in the Rupiah exchange rate, relative to the U.S. dollar.

         Net income decreased by 40% from $1,420,008 for the three months ended September 30, 1998 to $851,062 in the same period of 1999. Due to the aforementioned factors, net income as a percentage of net sales decreased from 9% in 1998 to 5% in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales for the nine months ended September 30, 1999 were $48,014,495, which represents a 2% sales growth over the comparable 1998 period with net sales of $47,157,200. The predominant reasons for the low sales dollar growth was the reduction in selling prices in 1999 and the one-time inventory consignment arrangement that occurred in the second quarter of 1999, which reduced sales by $2.3 million. Without this one-time adjustment, net sales for the 1999 period, on a pro forma basis, would have increased by 7% over the same period in 1998. During the nine months of 1999, the Company's medical business unit increased unit sales volume by 16% over the same period in 1998.

         Cost of goods sold increased 7% from $33,339,426 for the nine month period ended September 30, 1998 to $35,734,428 for the comparable 1999 period. As a percentage of net sales, cost of goods sold increased from 71% for the nine months ended September 30, 1998 to 74% for the same period in 1999. The Company's gross profit margin was unfavorably impacted by PT Buana's reduced selling prices on its powdered exam gloves. Due to market conditions for powdered gloves, PT Buana's powdered glove selling prices declined by approximately 17% in the first nine months of 1999 versus the same period in 1998; PT Buana's gross profit margin was reduced from 34% in the first nine months of 1998 to 16% in the comparable period in 1999. In addition, the increase in cost of goods sold as a percentage of net sales was attributed to lower average selling prices in 1999, increased warehousing costs and ocean freight rates, offset by a shift of product mix to higher margin powder-free gloves in 1999 as well as reduced glove purchase prices. The Company's gross profit percentage declined from 29% for the nine months ended September 30, 1998 to 26% for the nine months ended September 30, 1999.

         Selling, general and administrative expenses increased by 13% from $7,741,520 for the nine months ended September 30, 1998 to $8,732,840 for the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased from 16% for the nine months ended September 30, 1998 to 18% for the nine months ended September 30, 1999. This increase of $991,320 in selling, general and administrative expenses is primarily attributable to an increase in selling compensation costs of $677,300 due to the planned expansion of the Company's telesales and medical sales force, the management fee of $120,000 charged by WRP Asia in the second quarter of 1999, and an increase in depreciation expense of $168,000, associated with the Company's recently implemented computer system. The Company has made an investment in its sales force and may make additional hirings of marketing personnel as needed to further develop and penetrate established markets and to introduce new products to the marketplace. Accordingly, the Company expects that its selling, general and administrative expenses will continue to increase in absolute dollars, but may decline as a percentage of net sales in the future.

         Income from operations decreased by 42% from $6,076,254 for the nine months ended September 30, 1998 to $3,547,227 for the nine months ended September 30, 1999. Operating margins decreased from 13% in the 1998 period to 7% in the 1999 period.

         Interest expense decreased from $953,432 during the nine months ended September 30, 1998 to $683,218 in the comparable period in 1999. This decrease in interest expense of $270,214 is due to (i) approximately $7.5 million of PT Buana's debt having been repaid in first nine months of 1998 as Indonesian rates were very high and (ii) the Company's new debt agreement entered into on December 1, 1998 carries a lower rate than the previous debt facility, offset by increased borrowings in 1999 on the line of credit used to finance its increased inventory levels and capital expenditures. The 1998 PT Buana debt repayments were made with the Company's proceeds from the sale of Common Stock to WRP Asia on March 31, 1998. All intercompany interest income and interest expense is eliminated in consolidation.

         Other income consists of rental income, interest income and miscellaneous income. Other income for the nine months ended September 30, 1999 was $140,147 compared to $389,031 for the comparable period in 1998. This decrease in other income of $248,884 is primarily due to the disposal of the investment in LSAI in 1998, which generated a gain of $168,375.

         The provision for income taxes decreased from $1,101,153 for the nine months ended September 30, 1998 to $798,151 for the nine months ended September 30, 1999, primarily the result of reduced taxable income in 1999. The 1999 and 1998 income tax provisions are less than the U.S. statutory rates due to net operating losses, which were available to the Company. At December 31, 1998, the Company's U.S. operations had net operating loss carry forwards of $2.7 million, limited to approximately $1.3 million per year.

         The minority interest in income of subsidiary represents the non-owned 30% profit in PT Buana. The minority interest in income of PT Buana decreased from $550,147 during the nine months of 1998 to $30,673 in the same period of 1999. During the nine months of 1999, PT Buana's profitablity decreased primarily due to the reductions in its gross profit triggered by lower selling prices for powdered latex exam gloves in the marketplace as well as due to reduced production output.

         Net income decreased by $1,685,221 or 44% from $3,860,553 for the nine months ended September 30, 1998 to $2,175,332 in the 1999 period due to the previously mentioned factors.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at September 30, 1999 were $67,916 and decreased $612,009 from $679,725 at December 31, 1998. The Company experienced a decrease in cash flows in the first nine months of 1999 primarily from cash used in operating and investing activities, offset by cash provided by financing activities. The Company generated cash from financing activities of $5,360,729 principally from additional borrowings on its line of credit in the amount of $7,404,069. These borrowings were made to build up inventory levels primarily for the Amerinet and nitrile product launches, as well as to make its capital asset acquisitions.

         The Company's operations used cash of $3,226,201 as a result of increases in accounts receivable of $1,129,264 and inventories of $3,425,211 and a reduction in accounts payable and accrued expenses of $1,732,035, offset by net income of $2,175,332 and non-cash depreciation expense of $1,297,533. Trade accounts receivable at September 30, 1999 increased to $6,661,669 compared with $5,532,405 at December 31, 1998. This increase is due to increased sales volume for the month of September 1999 and due to a strong collection effort during the month of December 1998 which reduced the Company's outstanding accounts receivable.

         The Company's inventory level at September 30, 1999 was $15,286,066 versus $11,860,855 at December 31, 1998. This represents an increase of 29% and is attributed to (i) inventory returns of approximately $2.3 million in the second quarter of 1999 for the switch to consignment (ii) an inventory build-up in the second quarter of 1999 of almost $2.2 million of Amerinet private label, nitrile and other products for the July 1999 launches and (iii) the fulfillment of certain glove purchase obligations with an independent supplier pursuant to a preexisting contract requirement. The Company has reduced its inventory levels during the third quarter of 1999 by 11%, as planned.

         The Company used cash in investing activities of $2,746,337 primarily for capital expenditures totaling $2,777,009 in the first nine months of 1999. The Company purchased manufacturing equipment at PT Buana in the amount of $2,036,813, primarily for chlorination machinery and equipment used for the production of powder-free gloves. PT Buana has produced minimal quantities of powder-free latex exam gloves in the third quarter of 1999 as it is currently testing its powder-free product in the European market before it is sold to the U.S. AHPC made capital expenditures of $740,196 in the first nine months of 1999, primarily for the implementation of its new enterprise wide computer system, which was implemented in the second quarter of 1999, as well as for new warehouse racking associated with the Company's move to a new warehouse in the midwest during the third quarter of 1999.

         On December 1, 1998, AHPC obtained a domestic two-year credit facility from GE Capital. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (8.05% at September 30, 1999). On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. At September 30, 1999, AHPC had outstanding $8,887,422 on the revolving line of credit and $1,198,910 of letter of credit liabilities under the credit facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of Common Stock of the Company at an exercise price of $22.20 per share. At September 30, 1999 and December 31, 1998, total debt of $1,850,000 and $2,000,000, respectively, was outstanding. During the first nine months of 1999, the Company repaid $150,000 against this debt. The Company anticipates additional repayments of this debt in 1999 and plans to make future payment of $50,000 per month. As a result, the Company has classified $600,000 of this debt as short-term at September 30, 1999.

         The Company expects to have cash needs during the remainder of 1999 and beyond, in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as: (i) the expansion into new glove products; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the continued hiring of additional marketing staff and additional full time members of its sales force, as needed; (iv) the hiring of additional support staff; (v) the possible funding of Indonesian income taxes created by foreign currency fluctuations; and (vi) possible acquisitions. The Company believes that its cash and cash to be generated from future operations plus its credit facility will be sufficient to fund the Company's ongoing operations.

YEAR 2000 OVERVIEW

         The crux of the Year 2000 issue is whether information technology systems and non-information technology systems will be able to recognize and process date-sensitive information before and after the Year 2000. The Company relies, directly and indirectly, on information technology systems, such as desktop computers, network hardware equipment and applications software to manage its business data. The Company also relies on non-information technology systems including office equipment, security systems and telephone systems, to carry out its day-to-day operations. In addition, third party suppliers and customers rely on information technology and non-information technology systems to manage their businesses. The Year 2000 issue could potentially affect all of their systems. All of these technology systems could potentially be affected by the Year 2000 issue.

         In order to minimize the exposure of Year 2000 related risks, the Company completed a comprehensive assessment of its Year 2000 issues. The Company had identified four stages for its Year 2000 compliance effort: (i) Assessment; (ii) Planning; (iii) Implementation; and (iv) Testing. The Assessment stage involved the determination of the readiness status of all information technology and non-information technology systems. The Planning stage identified the actions required to achieve a ready state. During the Implementation stage, any identified deficient components were replaced or upgraded. The replacements and upgrades were verified during the Testing stage. At this time, the Company has completed all four stages of its Year 2000 compliance effort.

         The Company's Year 2000 assessment focused primarily on four areas: (i) information technology equipment; (ii) applications software; (iii) non-information technology systems and infrastructure; and (iv) third party suppliers and customers. The assessment phase involved analyzing all information technology equipment, applications software, and non-information technology systems used by the Company. The Company identified and evaluated third parties critical to the Company's operations on their Year 2000 preparedness. The readiness status of third parties has been determined through certifications requested from, or questionnaires sent to, all suppliers and customers material to its operations. At this time, the Company's assessment in each of these areas is completed. In addition, the Company has developed a contingency plan in the event that Year 2000 issues arise.

YEAR 2000 COSTS

         The total costs associated with becoming Year 2000 compliant were approximately $1,500,000, of which approximately $1,400,000 was spent on upgrading and installing the new enterprise wide business applications hardware and software.

YEAR 2000 RISKS

         The failure to address a material Year 2000 problem increases the possibility of interruption or failure of certain normal business activities of the Company. Such failures could have a material adverse effect on the Company's results of operations and financial condition. The likely "worst case scenario" for the Company with respect to the Year 2000 Issue is the failure of suppliers, particularly a glove supplier, to be compliant such that the supply of products or services to the Company is temporarily interrupted. Additionally, ocean freight carriers, port authorities and transportation companies may not be Year 2000 compliant. This could result in the Company not being able to supply product to meet the full demands of its customers, which in turn could result in lost sales and profits.

         Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the readiness of third parties and of the infrastructure in those countries in which the Company operates, there can be no assurance that the Year 2000 Issue will not have a material adverse impact on the Company's results of operations or financial condition. However, the Company expects its Year 2000 remediation efforts to significantly reduce the Company's risks regarding the Year 2000 Issue. Furthermore, the Company believes that, with the implementation of new business systems and the completion of its Year 2000 remediation plan, the possibility of significant interruptions of normal operations should be minimal.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. The Company has not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. The Company estimates that the fair value of each debt instrument approximated its market value at September 30, 1999.

         The Company is subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at September 30, 1999 approximated its fair value.

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



                                                    WRP Corporation
                                                    (Registrant)




Date:    November 12, 1999                           By: /s/ Edward J. Marteka
                                                        ------------------------

                                                     Name:    Edward J. Marteka
                                                     Title:   President



20