Form 10-K405
period 1999-12-31
WRP CORP
filed 2000-04-14
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                         Commission file number 0-17458

                                 WRP CORPORATION
                                 ---------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                  73-1326131
              --------                                  ----------
      (State of incorporation)             (I.R.S. employer identification no.)

   500 PARK BOULEVARD, SUITE 1260                         60143
             ITASCA, IL                                   -----
             ----------                                 (Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 285-9191
                                                      -------------

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
                                             -------    -------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on March 29, 2000: $5,950,673.

       At March 29, 2000, 5,673,692 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                 WRP CORPORATION
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                          PAGE
PART I

ITEM 1.  BUSINESS.........................................................   1
ITEM 2.  PROPERTIES.......................................................   5
ITEM 3.  LEGAL PROCEEDINGS................................................   6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   8

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................    9
ITEM 6.  SELECTED FINANCIAL DATA.........................................   10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................   11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.....................................................   18
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................   24

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   24
ITEM 11. EXECUTIVE COMPENSATION..........................................   27
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..................................................   30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   31

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..........   31

                                     PART I

ITEM I.       BUSINESS(1)

GENERAL

         WRP Corporation is a manufacturer of high quality disposable latex examination gloves and a leading marketer of medical exam gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We were reincorporated in Maryland in December 1995 and had been involved in several business operations. We have been only in the glove business since July 1, 1997 when all other business activities ceased. In June 1997, we discontinued our sales of Playboy condoms after we reached an agreement with Playboy Enterprises, Inc. to terminate its license agreement under which we distributed condoms in 15 countries.

         In October 1995, we acquired a 70% interest in an Indonesian latex examination glove manufacturing plant, PT WRP Buana Multicorpora ("PT Buana"), which was in the start-up phase of operations at that time. We purchased PT Buana from MBf International Limited. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996. During 1999, PT Buana purchased machinery and equipment which enables the factory to manufacture powder-free latex exam gloves.

         On February 27, 1992, we acquired AHPC from MBf International Limited ("MBf International"), a Hong Kong corporation, which is a subsidiary of MBf Holdings Sdn. Bhd. ("MBf Holdings"), a Malaysian publicly traded company listed on the Kuala Lumpur Stock Exchange. AHPC is a leading marketer of medical examination gloves in the U.S. As a result of such acquisition, MBf International acquired control of us by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of a majority of our Board of Directors.

         The Series A Common Stock is substantially the same as our Common Stock except that each share of Series A Common Stock is convertible into one share of our Common Stock and the Series A Common Stock entitles the holder to elect all Class A directors, which represent a


--------
(1) Some of the statements included in Item 1, Business, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstance.

Readers should carefully review the items included under the subsection Risks Affecting Forward Looking Statements and Stock Prices set forth under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations as they relate to forward looking statements as actual results could differ materially from those projected in the forward looking statements.

majority of our Board of Directors.

         At December 31, 1997, MBf International owned all 1,252,538 shares of our Series A Common Stock and 1,682,275 shares of our Common Stock. On March 31, 1998, we announced that our majority shareholder, MBf International, had consummated the closing of two separate agreements (entered into in May 1997) with WRP Asia Pacific Sdn. Bhd. ("WRP Asia"), formerly known as Wembley Rubber Products (M) Sdn. Bhd., our supplier of latex powder-free exam gloves. These agreements transferred majority ownership in us to WRP Asia and were as follows:

    1. MBf International sold all of our Series A Common Stock (1,252,538 shares) to WRP Asia for $5.00 per share or $6,262,690; and

    2. WRP Asia purchased 2,500,000 shares of our unregistered Common Stock for $2.70 per share for a total of $6,750,000. The purchase price of $2.70 per share reflected a 12% discount from the average stock price over a seven consecutive business day range ended May 9, 1997, as detailed by a fairness opinion received from an independent valuation firm.

         These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. At December 31, 1999, WRP Asia had a 54.2% ownership interest in us.

         At December 31, 1998, MBf International owned 1,682,275 shares of our Common Stock which represented a 24.4% ownership interest in us at that time. In January 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in us.

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

         As of March 29, 2000, the shares of Series A Common Stock issued to WRP Asia constituted 18.1% of the total combined issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership in us by WRP Asia of 54.2% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through our wholly owned subsidiary, AHPC, we market non-sterile, ambidextrous latex, vinyl and synthetic examination gloves used primarily in the medical, dental, food service and retail industries. Gloves marketed by AHPC are manufactured by PT Buana, WRP Asia and other third parties. Gloves are marketed by AHPC under the brand names "Glovetex(R)" and "DermaSafe(R)" to medical/surgical distributors, dental distributors, nursing homes and food service distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." A case of gloves generally comprises 10 or 20 boxes of 100 gloves per box.

         In addition to the standard latex powdered examination gloves, AHPC distributes other product lines which include powder-free latex exam gloves, vinyl exam gloves and synthetic exam gloves. Expansion of the product line into other products is planned, and AHPC has identified for possible introduction in the future such products as surgical gloves and other products related to infection control. For the year ended December 31, 1999, AHPC's sales ratio of latex powdered, latex powder-free, and non-latex examination glove sales were approximately 27%, 51%, and 22%, respectively. We anticipate that the sales ratio of latex powdered exam gloves will decline in the future in the U.S. medical market.

         Manufacturing Operations. The production of latex examination gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia and Indonesia. Once gathered, the raw latex is sent to a centrifuge where the latex is concentrated. PT Buana purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a patented formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles which can create pinholes. Glove-making forms, which are in five sizes and designed for the American hand, are dipped in latex compound. The forms are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

         The PT Buana factory, which is 70% owned by us, has the ability to manufacture approximately 750,000,000 latex examination gloves per year. Prior to 1999, PT Buana manufactured only powdered latex exam gloves. During the second quarter of 1999, PT Buana began purchasing and installing chlorination equipment which enables the factory to produce powder-free latex exam gloves. The benefit to manufacturing powder-free exam gloves is increased profit margins over powdered gloves and alignment with the medical market trend towards powder-free gloves. PT Buana produced only a small quantity of powder-free gloves during 1999 to test on a trial basis its products in the European market before sales to the U.S. were made.

         Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected, and a sample of gloves from each batch is tested in the laboratory for air capacity and water-tightness.

         Gloves are packaged in tamper-proof non-fibrous boxes. The gloves are then shipped either to a leased warehouse in Itasca, Illinois, or to public warehouses located in Nevada, Georgia, California, Wisconsin or Maryland, where they are stored for delivery to medical, surgical, dental, nursing home and foodservice dealers.

         Powdered Latex Examination Glove Suppliers. PT Buana supplied approximately 19% of AHPC's powdered latex examination glove inventory in 1999. The remaining 81% of 1999 powdered latex examination glove inventory was purchased from an unrelated Malaysian factory. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year. During 1999, AHPC negotiated with this factory to reduce the minimum monthly quantity of gloves to be purchased and extended the distribution agreement to August 2001.

         Powder-Free Latex Examination Glove Supplier. AHPC continues to purchase virtually all of its latex powder-free examination gloves from WRP Asia. AHPC had entered into a supply agreement with WRP Asia for its powder-free gloves and the prices charged by WRP Asia are made at prevailing market rates. AHPC has plans to purchase latex powder-free gloves from PT Buana in 2000 in addition to WRP Asia.

         Non-Latex Examination Glove Suppliers. AHPC purchases its non-latex examination glove from two unrelated suppliers in Taiwan and China.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors and major retail outlets. The principal methods of marketing are trade shows, telesales, seminars, advertising, direct mail, as well as sales representatives. At December 31, 1999, AHPC employed a sales force of 57 persons comprised of regional sales managers and representatives, manufacturer sales representatives, tele-sales staff and an in-house sales and marketing staff.

         FDA Regulation of Latex Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the U.S. Food and Drug Administration ("FDA"). Included within such procedures are minimum testing requirements, as well as FDA current Quality Systems Regulations.

         Competition. The market for examination gloves is highly competitive. With the discovery of the Acquired Immune Deficiency Syndrome/HIV virus ("AIDS") in the 1980's, and the perception of the latex glove as being a barrier to infection from AIDS and other communicable diseases, several companies entered the glove industry, many of which failed or were acquired by other companies. Further consolidation of companies in the industry may be expected to occur in the future. The primary means of competition are price, product quality, service, product availability, and the reliability of the manufacturer.

         Customers. During calendar 1999, two of AHPC's national customers, Owens & Minor, Inc. and Sysco Co., accounted for 38% and 31%, of net sales, respectively. The loss of either of such customers would have a materially adverse effect on us. However, our products are ultimately distributed by these two diversified distribution companies to thousands of medical facilities and food service organizations across the United States. The ultimate end user of our glove products are the medical facilities, professionals and individuals who use our gloves.

         Patents and Trademarks. AHPC owns the trademarks "Glovetex" and "Dermasafe," which are registered in the United States.

LATEX CONDOM PRODUCTS

         Through June 30, 1997, we sold condoms in packaging bearing the Playboy(R) name and rabbit-head logo. Under the termination agreement, we continued to sell Playboy(R) condoms until June 30, 1997 in the 15 countries where it has launched the product. As of December 31, 1998, we completely disposed of all assets and liabilities associated with the discontinued condom operations.

         Suppliers. Prior to October 1996, condoms bearing the Playboy(R) brand name and rabbit-head design were manufactured primarily by MBf Personal Care Sdn. Bhd. ("MBf Personal Care"), a Malaysian company owned indirectly by MBf Holdings, which accounted for 95% of our products sold. Subsequent to October 1996, we purchased its condoms from an unrelated manufacturer following the sale of MBf Personal Care by its parent.

EMPLOYEES

         As of March 29, 2000, our U.S. operations employed a total of 73 full-time and five part-time employees. AHPC also uses the services of 13 manufacturer sales representatives which do not work exclusively for AHPC and which are paid on a commission basis. Our 70% owned Indonesian subsidiary, PT Buana, employed 1,039 full-time and part-time workers in its factory and administrative staff as of that date. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

INVESTMENT IN LSAI

         In connection with the sale of the operations of LSAI (a drug testing business purchased by certain members of former management), we received stock of LSAI. During 1998, we sold all remaining shares of LSAI and thus have entirely liquidated our investment in LSAI.


ITEM 2.       PROPERTIES

         Our principal executive and administrative office is located in Itasca, Illinois. The lease term for this location is approximately five years, commenced on March 1, 1995 and expires in May 2000. The 1999 yearly lease cost was approximately $156,000, with an annual increase of approximately 3% per year. We are currently negotiating for an extension of this office space lease due to its expiration in May 2000.

         Our executive office was located in Fort Lee, New Jersey prior to its relocation to Itasca, Illinois in 1995. On December 1, 1994, we entered into a five-year lease for this office with an annual lease cost of approximately $78,000 per year. During June 1995, we closed the New Jersey office as part of a restructuring which took place in the second quarter of 1995. Effective July 1, 1995, we entered into a sublease agreement for the New Jersey office space for the remaining lease term at the identical terms as stated in the December 1, 1994 New Jersey lease agreement. This office lease and sublease expired in November 1999.

         Our executive office was located in Boca Raton, Florida, prior to its relocation to Fort Lee, New Jersey. We entered into a five-year lease agreement effective February 1994 for approximately 4,000 square feet of space in Boca Raton, Florida. The annual rental expense for this lease was approximately $79,500 per year. Effective December 1, 1996, we entered into a sublease agreement for the Boca Raton office space for the remaining lease term at the identical terms as stated in the February 1994 Florida lease agreement. This office lease and sublease expired in June 1999.

         AHPC's Illinois warehouse operations were housed in a 22,000 square-foot facility in Des Plaines, Illinois. The lease term for this location commenced April 1, 1993 and expired on March 31, 1998. During early 1998, we obtained an extension of this lease through July 31, 1999. The yearly cost of the lease was approximately $126,600 per year. This warehouse lease terminated in July 1999 and AHPC moved its Illinois warehouse operations to a larger warehouse, which provides additional needed warehousing space.

         In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and expires in July 2004. The annual rental expense for this lease is approximately $316,700 per year.

         AHPC also uses public warehouse facilities to store its inventory in Sparks, Nevada; Atlanta, Georgia; Union City, California; Fond Du Lac, Wisconsin; and Baltimore, Maryland, as needed. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In February 1999, AHPC entered into a three-year lease agreement for 1,877 square feet of office space located in San Diego, California to service our tele-sales operations office. The lease term for this office space commenced on June 1, 1999 and expires in May 2002. The current rental expense for this lease is approximately $30,500 per year, with annual increases of approximately 3.5% per year.


 ITEM 3.      LEGAL PROCEEDINGS

         At December 31, 1999, we, AHPC, and PT Buana, (jointly the "WRP Defendants") had a total of 54 latex glove product liability suits pending against them throughout the United States. We were an active defendant in three claims, AHPC in 31 claims, and PT Buana in three claims. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in 14 suits. AHPC was joined as a third party defendant in three claims by a distributor of AHPC latex gloves.

         All of the claims involve plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex glove products. In each of the claims the WRP Defendants are one of several glove distributors and manufacturers named in the suits. Each of the claims allege damages of an unspecified amount and is in a different stage of discovery or other pre-trial proceeding. One of the claims is scheduled for trial in California in April 2000. It is not currently possible to determine a favorable or unfavorable outcome for the WRP Defendants in any of the claims.

         Subsequent to December 31, 1999, AHPC was served with four additional product liability lawsuits, joined in three and agreed to defend and indemnify VHA in one additional suit. In each of the claims the plaintiff alleged damages associated with the use of or exposure to latex gloves. AHPC is one of several defendants named in each of the suits.

         AHPC possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of the policies. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which AHPC may be held liable. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We do not currently possess our own product liability insurance to cover claims asserted directly against us as a distributor, manufacturer or supplier of latex gloves. However, coverage is afforded us through the AHPC policy, where our liability arises solely from our relationship as a shareholder of AHPC. PT Buana does not possess product liability insurance coverage and is currently seeking commercial product liability coverage.

         AHPC will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. In 1999, AHPC settled one latex glove related product liability claim for a nominal sum and was dismissed from one such claim. We were dismissed from two latex glove product liability claims in 1999.

         From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At March 29, 2000, we are not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on July 25, 1999. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect six Class A directors and two Class B directors to hold officer until the next annual meeting of Shareholders or otherwise as provided in the Company's By-Laws.

                            Class A Director Nominees
                            -------------------------

                                 Kamaruddin Taib
                               Richard C. M. Wong
                                Edward J. Marteka
                                  Kwong Ann Lew
                               George Jeff Mennen
                                 Richard Swanson


                            Class B Director Nominees
                            -------------------------

                                Robert J. Simmons
                                 Don L. Arnwine

         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

                           For                  5,144,251
                       Against                          0
                     Non-votes                    529,441

2. To concur in the selection of Arthur Andersen LLP as independent auditor for the fiscal year ending December 31, 1999. The vote of the Shareholders was as follows:

                           For                  6,412,525
                       Against                      7,693
                     Non-votes                    506,012

         All of the above matters were approved by the Shareholders. There were no other matters voted on at the meeting.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "WRPC." The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.

                                  COMMON STOCK

FISCAL YEAR ENDED:


        DECEMBER 31, 1999                        HIGH                        LOW
        -----------------                        ----                        ---
        4th quarter                            $   3.75                   $  2.00
        3rd quarter                            $   5.88                   $  3.50
        2nd quarter                            $   7.19                   $  5.25
        1st quarter                            $   7.88                   $  4.88

        DECEMBER 31, 1998
        -----------------

        4th quarter                            $   7.00                   $  4.75
        3rd quarter                            $   6.87                   $  4.28
        2nd quarter                            $   7.37                   $  5.50
        1st quarter                            $   5.87                   $  3.06


         There were approximately 350 record holders of Common Stock as of March 29, 2000. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

         We have not paid a dividend with respect to the Common Stock. We expect to reinvest our earnings for expansion of our operations and does not intend to pay a dividend in the foreseeable future.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value.

         During 2000, our Board of Directors also approved a change in our fiscal year-end from December 31 to June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. This fiscal year-end change will be effective June 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for the five calendar years ended December 31, 1999 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.



                                                                               WRP CORPORATION
                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                       1999            1998            1997           1996            1995
                                                       ----            ----            ----           ----            ----
STATEMENT OF OPERATIONS DATA:
*Net sales                                        $ 65,280,104    $ 64,968,401    $ 51,402,691   $ 45,811,462    $ 39,788,839
Cost of goods sold                                  48,645,076      46,857,229      40,760,146     38,358,756      36,177,651
Gross profit                                        16,635,028      18,111,172      10,642,545      7,452,706       3,611,188
*Selling, general & administrative expenses         12,295,192       9,954,785       8,226,945      6,684,467       6,160,011
Restructure charge                                           -               -               -              -       1,808,757

Minority interest in loss (income)
of subsidiary, net of tax                               97,033        (594,062)       (300,145)       (77,732)         (2,174)

Net income (loss) from continuing operations
before discontinued operations, net of tax           2,452,744       5,879,160       1,249,392       (247,608)     (4,092,779)

Loss from discontinued operations                            -               -        (783,670)      (916,979)       (771,625)

Net income (loss)                                 $  2,452,744    $  5,879,160    $    465,722   $ (1,164,587)   $ (4,864,404)

PER SHARE DATA:

Diluted earnings (loss) per share                 $       0.35    $       0.93    $       0.11   $       (.32)   $      (2.00)

BALANCE SHEET DATA (END OF PERIOD):

Total assets                                      $ 40,194,171    $ 35,799,939    $ 29,531,245   $ 27,513,624    $ 26,373,204
Long-term debt                                    $  1,100,000    $  1,668,982    $  5,647,867   $  7,098,132    $ 10,342,500
Total shareholders' equity                        $ 19,474,812    $ 16,941,436    $  4,312,520   $  3,531,424    $  1,319,661

*The 1995 through 1997 figures have been restated to reflect rebates as a reduction of net sales to conform to the 1999 and 1998 presentation for comparability purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(2)

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination gloves in the United States and we have been in the glove business since our incorporation in January 1989. We recorded record annual net glove sales in 1999 of over $65.2 million.

         Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant which commenced operations in April 1996. PT Buana manufactures high quality, powdered latex exam gloves and in the second quarter of 1999 began installing manufacturing equipment to produce powder-free latex exam gloves. During 1999, PT Buana sold only a limited quantity of powder-free gloves to the European market on a test market basis before sales are going to be made to the U.S. marketplace.

         PT Buana sold approximately 17% of its production to AHPC during 1999 as compared to 47% during the same period in 1998. PT Buana recorded glove sales totaling $10.3 million and $13.0 million during the years ended December 31, 1999 and 1998, respectively. AHPC reduced its purchases from PT Buana as a result of our fulfillment of certain glove purchase obligations with an independent supplier pursuant to a preexisting contract requirement. PT Buana's remaining production was primarily sold to WRP Asia. All significant inter-company transactions and sales have been eliminated in consolidation.

         Through our Playboy license rights and condom distribution agreement, we distributed Playboy(R) brand condoms through June 30, 1997 in accordance with the negotiated termination agreement with Playboy Enterprises, Inc. As such, we have accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996.

         This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the years ended December 31, 1999 and 1998 include our results of operations and statements of cash flows, as well as for AHPC and PT Buana, our 70% owned subsidiary.

         We faced several issues during 1999. First, the price of latex during the middle of the year dropped to its lowest levels in five years, which caused pricing instability in the marketplace. As previously announced, we changed to a consignment inventory arrangement with a key customer which reduced sales in the second quarter of 1999 by $2.3 million. The volatile Indonesian rupiah fluctuated against the U.S. dollar which caused PT Buana to record significant income tax adjustments on a quarterly basis in 1999. Finally, we reported in early

------------

(2) Forward looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and our plans and strategies, are all based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading "Risks Affecting Forward Looking Statements and Stock Prices". We caution investors that our business is subject to significant risks and uncertainties.

2000 that the group purchasing organization, Novation, will not renew its contract with AHPC, which expires April 2000.

         We were pleased to announce that we were awarded an exclusive five-year contract to supply the AmeriNet, Inc. membership with its glove products. AmeriNet is the largest membership-based group purchasing organization in the U.S., representing 9,100 member facilities in all 50 states and includes hospitals, medical group practices, nursing homes, surgery centers, managed care organizations, pharmacies and integrated delivery networks. This membership represents more than 326,000 healthcare beds. The launch of the AmeriNet Choice private label glove products took place in late July 1999. During 1999, AmeriNet sales totaled over $1.0 million.

         During 1999, we began offering a medical examination glove made of nitrile, a non-latex material. We have plans to develop and introduce other new products in the near future as well, including surgical gloves, and possibly other infection control products besides gloves.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       1999             1998              1997
                                                       ----             ----              ----
STATEMENT OF OPERATIONS DATA:
Net sales                                              100.0%           100.0%            100.0%
Cost of goods sold                                      74.5             72.1              79.3
                                                       -----            -----             -----
Gross profit                                            25.5             27.9              20.7
Selling, general & administrative expenses              18.8             15.3              16.0
                                                       -----            -----             -----
Income from operations                                   6.7             12.6               4.7

Interest (expense) / other income, net                  (1.3)            (1.2)             (2.3)
Provision for (benefit from) income taxes                1.8              1.5              (0.6)
Minority interest in loss (income) of subsidiary         0.2             (0.9)             (0.6)
Net loss from discontinued operations                      -                -              (1.5)
                                                       -----            -----             -----

Net income                                               3.8%             9.0%              0.9%
                                                       =====            =====             =====




         Fiscal 1999 compared to Fiscal 1998. The results of operations for 1999 and 1998 include only the revenue and expenses of the glove business. Net sales include glove sales from AHPC's examination glove product line and external exam glove sales from PT Buana. Net sales totaled $65,280,104 and $64,968,401 for the years ended December 31, 1999 and 1998, respectively. This increase represents less than a 1% increase in glove sales in 1999 over 1998. Sales for the year ended December 31, 1999 were reduced by $2.3 million, as we changed to a consignment inventory arrangement with a key food service customer in the second quarter. The medical division experienced average sale price reductions of 8% during 1999 due to a sharp decline in the price of raw material latex and competitive forces. The medical division experienced a

16.1% increase in case volume over 1998, and product mix continues to reflect increased powder-free latex and synthetic glove sales. Our net sales are derived from the sale of finished products, net of allowable rebates, discounts and returns.

         During the month of December 1999, AHPC recorded record sales as customers were preparing for the year 2000 and planning for any unknown events associated with the new millennium. This increased sales volume towards the end of 1999 led to a decline in sales for the month of January 2000.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold increased 3.8% from $46,857,229 for the year ended December 31, 1998 to $48,645,076 for the year ended December 31, 1999. As a percentage of net sales, cost of goods sold increased from 72.1% for the year ended December 31, 1998 to 74.5% for the same period in 1999. The primary factors associated with the increase in cost of goods sold as a percentage of net sales were lower average selling prices, increased warehousing cost associated with higher inventory levels, the change to consignment inventory and increased ocean freight rates, partially offset by an increased mix of higher margin powder-free glove sales and reductions in glove purchase prices from manufacturers.

         AHPC is continuing to strive for reduced glove purchase prices from its suppliers to counteract the impact of reductions in its selling prices. We believe that the existing selling prices in the U.S. will not remain at their low levels for an extended period of time as the price of latex has begun to rise in 2000.

         As a result of the above factors, our gross profit decreased 8.2% from $18,111,172 for the year ended December 31, 1998 to $16,635,028 for the year ended December 31, 1999. We expect our gross margins to continue to be affected by changes in product mix, competition, the price of latex and other factors.

         During the third quarter of 1999, the Indonesia factory, PT Buana, completed its installation of chlorination equipment used for the manufacturing of latex powder-free gloves, which produce a higher gross profit margin than powdered gloves. PT Buana produced only a small quantity of powder-free gloves in the second half of 1999, as it is selling on a trial basis its product in the European market before sales to the U.S. are made.

         The domestic market for exam gloves is converting rapidly from latex powdered to latex powder-free gloves and to synthetic gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the sensitivity to latex and eliminates powder levels, which could carry latex particles in the air. Due to customer demand, we are providing and selling more latex powder-free exam gloves and synthetic gloves. We expect that this trend will continue. Our sales of latex powder-free exam gloves and synthetic gloves were approximately 73% of sales in 1999 versus 63% in 1998.

         Selling expenses include all salaries for sales and marketing staff together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 23.5% from $9,954,785 in 1998 to $12,295,192 in
1999. As a percentage of 1999 net sales, SG&A expenses increased to 18.8% in 1999 compared with 15.3% in 1998. This increase of $2,340,407 in SG&A expenses is primarily attributable to an increase in selling compensation related costs of $1,298,900 due to the planned expansion of our tele-sales and medical sales force, additional travel, telephone and sample expense of $321,000 associated with the larger sales staff, and an increase in depreciation expense and consulting fees of $362,000 associated with our recently implemented computer system.

         Income from operations decreased by 46.8% from $8,156,387 for 1998 to $4,339,836 for 1999. Operating margins decreased from 12.6% in the 1998 period to 6.7% in the 1999 period.

         Interest expense decreased from $1,192,405 during 1998 to $984,159 in 1999. This decrease in interest expense of $208,246 is due to (i) approximately $7.5 million of PT Buana's debt having been repaid in 1998 as Indonesian rates were very high and (ii) our new debt agreement entered into on December 1, 1998 carries a lower rate than the previous debt facility, offset by increased borrowings in 1999 on the line of credit used to finance its increased inventory levels and capital expenditures. The 1998 PT Buana debt repayments were made with our proceeds from the sale of Common Stock to WRP Asia on March 31, 1998. All inter-company interest income and interest expense is eliminated in consolidation.

         Other income consists of rental income, interest expense and miscellaneous income. Other income for the year ended December 31, 1999 was $166,155 compared to $461,386 for the comparable period in 1998. This decrease in other income of $295,231 is primarily due to the disposal of the investment in LSAI in 1998, which generated a gain of $168,375.

         The provision for income taxes increased from $952,146 for the year ended December 31, 1998 to $1,166,121 for the year ended December 31, 1999. The 1998 income tax provision is less than the U.S. statutory rates. During the first quarter of 1998, we had net operating loss carry-forwards ("NOL's") which were used to reduce taxable income for that period. In accordance with tax regulations, usage of the NOL's is subject to limitations if certain ownership changes occur. Due to the WRP Asia ownership change on March 31, 1998, our NOL's became limited and subsequent to that date, we began recording a provision for income taxes. At December 31, 1998, we had NOL's of approximately $2.7 million, which will be available to reduce federal taxable income in the U. S. in future periods not to exceed approximately $1.3 million per year.

         The minority interest in loss (income) of subsidiary represents the non-owned 30% profit or loss from PT Buana. The minority interest in loss (income) of PT Buana was ($594,062) during 1998 compared to $97,033 in 1999. During 1999, PT Buana's profitability decreased primarily due to the reductions in its gross profit triggered by lower selling prices for powdered latex exam gloves in the marketplace as well as due to reduced production output.
         Net income decreased by $3,426,416 or 58.3% from $5,879,160 for the year ended December 31, 1998 to $2,452,744 for the year ended 1999 due to the previously mentioned factors. The diluted earnings per share was $.35 in 1999 compared to $.93 in 1998.

         Fiscal 1998 compared to Fiscal 1997. The results of operations for 1998 and 1997 include only the revenue and expenses of the glove business. The discontinued operations of the Playboy(R) condom business are reflected in the net loss from discontinued operations as separate line items in the consolidated statements of operations.

         Net sales include glove sales from AHPC's examination glove product line and external powdered exam glove sales from PT Buana. Net sales totaled $64,968,401 and $51,402,691 for the years ended December 31, 1998 and 1997, respectively. This increase represents a 26.4% increase in glove sales in 1998 over 1997. This increase is attributable to AHPC's more developed customer relationships and increased PT Buana sales to external customers, the introduction of new products, growth in markets for its products, and a shift in the product mix toward higher priced products, particularly powder-free exam gloves. Our net sales are derived from the sale of finished products, net of allowable rebates, discounts and returns.

         Revenues from the Playboy(R) condom business were $376,422 for the year ended December 31, 1997. These revenues are included in the net loss from discontinued operations in the consolidated statements of operations.
Under our exit plan, we sold Playboy(R) condoms through June 30, 1997.

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

         This reduction in the cost of goods sold and continued improvement in gross margin is attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a continued reduction in raw material latex prices; (ii) an increase in sales of higher profit margin glove products, particularly powder-free examination gloves; (iii) improved operating efficiency in the Indonesian facility, and (iv) reduced duty importation fees associated with examination gloves in 1998. We currently expect our gross margin to continue to be affected by changes in product mix, competition, the price of latex and other factors. As a result of the above, gross profit increased by 70.2% from $10,642,545 for the year ended December 31, 1997 to $18,111,172 for the year ended December 31, 1998.

         The market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. The chlorination process used to make latex powder-free gloves reduces the sensitivity to latex and reduces the powder levels which emit latex particles in the air. Being customer driven, we are providing and selling more latex powder-free exam gloves and expect that this trend will continue in the future. Our sales of latex powder-free exam gloves were approximately 44% of net sales in 1998 versus 37% in 1997.

         Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising, and delivery costs. Selling, general and administrative ("SG&A") expenses increased 21.0% from $8,226,945 in 1997 to $9,954,785 in 1998. The increase is attributable to an increase in AHPC's delivery and selling expenses commensurate with its sales growth and the expansion of our sales force. As a percentage of 1998 net sales, SG&A expenses decreased to 15.3%, compared with 16.0% in 1997. We currently expect to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace. Accordingly, we currently expect that its SG&A expense will continue to increase in absolute dollars and may possibly increase as a percentage of net sales in the future.

         Prior to July 1, 1997, the financial statements and transactions of our Indonesian subsidiary, PT Buana, were maintained in the functional currency, Indonesian rupiahs, and translated into U.S. dollars. Due to our business and operating facility in Indonesia, we experienced transaction and translation gains and losses because of currency fluctuations. Assets and liabilities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52. Such adjustments were unrealized.

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

         Interest expense decreased from $1,481,467 in 1997 to $1,192,405 in 1998. This decrease is attributable to the repayment of all of PT Buana's debt in 1998. The funds for these debt payments were primarily from the proceeds from our sale of Common Stock to WRP Asia on March 31, 1998.

         Other income increased by $168,024 from $293,362 for the year ended December 31, 1997 to $461,386 for the year ended December 31, 1998. The increase is primarily due to the disposal of the investments in LSAI which generated a gain of $168,375 in 1998.

         We did not record income taxes in 1997 or in 1996 due to net operating loss carryforwards (NOL's) which were generated in prior years. During 1998, the WRP Asia ownership change limited the NOL's which are available to reduce taxable income in current and future years. Because of these NOL limitations, we began recording a provision for income taxes in 1998. We did not record any taxes to be paid for our foreign subsidiary in Indonesia (PT Buana). PT Buana, based on Indonesian tax reporting, has generated losses and thus has no current tax provision. As a result, we have generated tax NOL's in Indonesia that can be utilized in the future. During 1998, we have also reviewed the adequacy of the valuation allowance it had recorded for deferred tax assets that were generated during the current and prior years. As a result of this assessment and our continued profitability, we recorded a reduction in our deferred tax valuation allowance of $412,646. This amount has been reflected as a reduction in the current year's tax provision. The income tax provision recorded in 1998 of $952,146 is less than statutory rates due to the utilization of NOL's in 1998 and to the reduction of the valuation allowance for deferred tax assets which were recorded in 1998.

         At December 31, 1998 we had NOL's of approximately $2.7 million which will be available to reduce federal taxable income in the U.S. in future periods, subject to limitations.

         For the year ended December 31, 1998, our net income was $5,879,160, compared to a net income of $465,722 in 1997. The overall diluted earnings per share was $.93 in 1998 compared to $.11 in 1997.

SEGMENT INFORMATION

         1999 and 1998. During 1999 and 1998, we were engaged solely in the business of manufacturing and distributing examination gloves. We have two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered and powder-free latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, food service, retail and other distributors within the U.S. The operations of the distribution segment are located entirely within the U.S.

         1997. At December 31, 1997, we were in the business of manufacturing and distributing examination gloves in the U.S. We also distributed Playboy(R) condoms through June 30, 1997 in accordance with the termination agreement with Playboy(R) Enterprises Inc. As such, the Playboy(R) condom business is reported as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 31, 1999 decreased $508,263 from December 31, 1998 levels. We experienced this decline in cash flow in 1999 due to cash used in operations, the funding of capital expenditures and net repayments of letter of credit obligations.

         Our operations used cash of $1,182,339 in 1999 as a result of an increase in accounts receivable, inventories and amounts due from affiliate, offset by net income of $2,452,744 and non-cash depreciation expenses of $1,750,261. In 1999, we used cash of $2,972,837 for the purchase of capital expenditures. Capital expenditures were made in 1999 for the acquisition of $2,084,939 of manufacturing equipment by PT Buana primarily to produce latex powder-free exam gloves and by AHPC of $887,898 primarily to install and implement a new enterprise wide computer system. We experienced increased cash flow from financing activities of $3,743,556. The generation of cash for financing purposes was from net borrowings on the line of credit facility of $5,657,396, offset by net reductions in letter of credit obligations.

         On December 1, 1998, we obtained a new, domestic three-year credit facility from a large commercial credit company, G.E. Capital. This asset-based lending facility included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (8.30% at December 31, 1999). On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. At December 31, 1999, AHPC had outstanding $7,423,064 on the revolving line of credit and $1,328,410 of letter of credit liabilities under the credit facility.

         Net inventories at December 31, 1999 increased 9.0% to $12,930,569 compared with $11,860,855 at December 31, 1998 due to the addition of several inventory product lines. Net trade accounts receivable at December 31, 1999 increased by 44% to $7,969,369 from

$5,532,405 at December 31, 1998 due to a record sales month in December 1999 and a strong collection effort made at the end of 1998.

         In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of our Common Stock at an exercise price of $22.20 per share. At December 31, 1999 and 1998, total debt of $1,700,000 and $2,000,000, respectively, was outstanding as a result of this transaction. We anticipate repayments of $600,000 in 2000 on this debt and have classified only $1,100,000 of this debt as long-term at December 31, 1999.

         We currently expect to have cash needs during 2000 in addition to funding the expected growth in the glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new glove products and other infection control products; (ii) the continued hiring of marketing staff; (iii) the hiring of additional support staff; (iv) the continuing expansion of the manufacturing facility in Indonesia; (v) paying off debt obligations; (vi) purchasing our Common Stock in connection with our stock repurchase program; (vii) the possible funding of Indonesian income taxes created by foreign currency fluctuations; and (viii) possible acquisitions. We believe that our present cash and cash to be generated from future operations plus our credit facility will be sufficient to fund our ongoing operations.

YEAR 2000

         In preparation for the rollover to the year 2000, we initiated a year 2000 readiness project, the scope of which included the following steps: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer, local area network and wide area network platforms; addressing issues related to non-IT imbedded software and equipment; and addressing the compliance of key suppliers and customers. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the we will not in the future identify equipment or systems which are not Year 2000 compliant. We are currently not aware of any significant Year 2000 or similar problem that may have arisen with our key customers, suppliers or other significant third parties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps of collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 1999.

         We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at December 31, 1999 approximated its fair value.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

         In addition to those matters already set forth in Item 1, Business, and this Item 7, the following may result in us not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risks may not be exhaustive.

         Variations in Quarterly Results. Our quarterly operating results are subject to various risks and uncertainties, including risks and uncertainties related to: local and international political and economic conditions; foreign currency volatility; competitive pressures; the composition, timing and size of orders from and shipments to major customers; variations in product mix and the size mix between sales; variations in product cost; infrastructure costs; obsolescence of inventory; and other factors as discussed below. Accordingly, our operating results may vary materially from quarter to quarter.

         We operate with little backlog and, as a result, net sales in any quarter are substantially dependent on the orders booked and shipped in that quarter. Because our operating expenses are based on anticipated revenue levels and because a high percentage of our expenses are relatively fixed, if anticipated shipments in any quarter do not occur as expected, our operating results may be adversely affected and may fall significantly short of expectations. Any other unanticipated decline in the growth rate of our net revenues, without a corresponding and timely reduction in the growth of operating expenses, could also have an adverse effect on us and our future operating results.

         We aim to prudently control our operating expenses. However, there is no assurance that, in the event of any revenue, gross margin or other shortfall in a quarter, we will be able to control expenses sufficiently to meet profitability objectives for the quarter.

         Financing. Our current credit facility expires in December 2001. There can be no assurances that it will be renewed, extended or sufficient to finance continued growth of the Company.

         Dependence on Gloves. We are exclusively engaged in the manufacture and sale of disposable gloves. Accordingly, our results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on our results of operations or financial condition. In addition, we currently have a long-term supply contract with an unrelated Malaysian glove manufacturing company for the purchase of powdered gloves. Should the demand for powdered gloves continue to decline, we will continue to be subject to the aforementioned commitments or, if such commitments cannot be fulfilled, we will be subject to certain penalty provisions within the supply contract.

         Dependence on Rubber Harvest and Latex Concentrate. Our ability to produce and purchase ours products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia and Indonesia and locally processed by us and others into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. Increases in the price of latex concentrate have adversely affected our raw material costs in the past and could continue to do so.

         Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of our supply of glove products.

         Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand, have experienced significant fluctuations against the U.S. dollar. Our Indonesian factory maintains its books in the Indonesian currency, the rupiah, and reports its Indonesian income taxes with rupiah financial reports. The Indonesian rupiah experienced volatile currency fluctuations against the U.S. dollar which caused significant income tax adjustments in 1999. Foreign currency exchange volatility may continue and could cause us to incur significant income tax adjustments in the future.

         In the past, interest rates in many Asian-Pacific countries have risen sharply and credit availability was reduced. Companies in these countries, with significant indebtedness or costs denominated in foreign currencies that have appreciated in relation to the local currency, may have difficulty passing on increased local currency costs to their customers and may face financial difficulties and losses and may be unable to meet their obligations.

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

         Changes in Gross Margins. Certain of our net product sales are derived from products and markets which typically have lower gross margins compared to other products and markets, due to higher costs and/or lower prices associated with the lower gross margin products and markets. We currently expect that our net product sales from powder-free and synthetic gloves will continue to increase as a percentage of total net product sales. In addition, we are currently experiencing pricing pressures due to a number of factors, including competitive conditions, consolidation within certain groups of suppliers, excess supply of products, changing technologies in the production of powder-free gloves and increasing demand for new glove products. Additionally, we may not be able to pass on price increases to our customers in a timely manner, or at all. To the extent that these factors continue, our gross margins could decline, which would adversely affect us and our future operating results.

         Downward pressure on our gross margins may be mitigated by other factors, such as a reduction in product costs and/or an increased percentage of new product sales from higher gross margin products, such as powder-free and synthetic gloves. We are aiming to reduce our product costs and to increase our percentage of net product sales from powder-free and synthetic gloves. However, there is no assurance that these efforts will be successful.

         New Products. We are planning to distribute new glove products, including surgical gloves. We may begin to distribute other infection control products besides gloves. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

         Growth Dependencies. In general, our future growth is dependent on our ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop our relationships with our existing customer base.

         The failure to achieve these and other objectives could limit future growth and have an adverse effect on us and our future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause our SG&A expenses to increase substantially, which could also have an adverse effect on us and our future operating results.

         Manufacturing in Indonesia - International Operations. Our international manufacturing operation has grown substantially and, thus, we are increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively control and manage these and other risks could adversely affect us and our future operating results.

         Competition. The various markets in which we operate are becoming increasingly competitive as a number of other companies develop and sell products that compete with our products in these markets. Certain of these competitors have significantly more financial and technical resources than us. We face additional competitive factors besides price, such as product quality, consistency, timeliness of delivery, service, and the size and reliability of the manufacturer. These competitive factors may result in, among other things, price discounts by us and sales lost by us to competitors that may adversely affect us and out future operating results.

         Reliance Upon Distributors. We use various channels to market and distribute our products primarily by sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution to medical facilities. Accordingly, our ability to market and distribute its products depends significantly on our relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that our relationship with its distributors deteriorates, or the performance or financial condition of the distributor becomes unsatisfactory, us and our future operating results could be adversely affected.

         Reliance Upon Significant Contracts and Customers. A significant portion of our acute care and medical division business had been obtained through the achievement of being selected to supply group purchasing organizations and integrated delivery networks ("IDN's") in the U.S. These group purchasing organizations and IDN's, made up of a few or thousands of health care facilities, centralize medical product purchases and offer its members the ability to enjoy larger purchasing power discounts than an individual hospital or member might enjoy independently. We reported in early 2000 that the group purchasing organization, Novation, will not renew its supply contract with AHPC, which expires in April 2000. Our sales of Novation products to Novation members accounted for over half of our sales in 1999. We will strive to convert these NovaPlus accounts to our branded products upon the expiration of the Novation contract. There can be no assurance that we will be successful in our attempts to maintain this business and our inability to retain a significant portion of this business would materially adversely affect our sales, results of operations, and financial condition.

         In addition, during 1999, two of AHPC's customers accounted for 69% of net sales. The loss of either of such customers would have a materially adverse effect on us and our operating results.

         Excess or Obsolete Inventory. Managing our inventory of various size mix and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining excess inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect us and our operating results.

         Hiring and Retention of Employees. Our continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have an adverse effect on us and our future operating results. In addition, we may experience increased compensation costs in order to compete for skilled employees.

         Product Liability Insurance. Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our results of operations or financial condition. Claims made against us, regardless of their merit, could also have a material adverse effect on our reputation. There is no assurance that the coverage limits of our insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future. While we have been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. We are subject to a number of lawsuits filed against it and other manufacturers. This litigation is still in the early stages and there can be no assurance that our insurance will be sufficient to meet any recovery for which we may be found liable, that the outcome of such suits will not materially adversely affect the our results of operations or financial condition or that our deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove burdensome.

         Stock Market Fluctuations. In recent years, the stock market in general, including our Common Stock, have experienced extreme price fluctuations. The market price of the our Common Stock may be significantly affected by various factors such as: quarterly variations in our operating results; changes in our revenue growth rates; the loss of a significant customer or sales contract; changes in earnings estimates by market analysts; the announcement of new products or product enhancements by us or our competitors; speculation in the press or analyst community; the inability of the market to absorb selling pressure from one or more large institutional shareholders; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of our Common Stock will not experience significant fluctuations in the future.

         Governmental Regulations. Our products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly to safety and adherence to Quality System Regulations ("QSR's") for medical devices. In the United States, examination gloves are classified as a Class I medical device product regulated by the FDA. Noncompliance with these FDA regulations can result in administration enforcement, such as warning letters, import alerts, and administrative detention or in civil penalties, product bans and recalls. Periodically, the FDA inspects shipments of medical gloves as they arrive in the United States ports.

         The FDA inspections and reviews may cause delays in product delivery and this can result in a loss or delay in recognition of income by us. In addition, the FDA may inspect the manufacturing facilities for compliance with QSRs, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. Failure to comply with regulatory requirements could have a material adverse effect on our business financial condition and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of WRP Corporation" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

Name                                      Age                        Position
----                                      ---                        --------
Richard Wong                              55              Chairman and Chief Executive Officer
Edward J. Marteka                         62              President
Kwong Ann Lew                             39              Chief Financial Officer, Treasurer and Secretary
Robert C. Carter                          38              Controller and Assistant Secretary

Biographies for Messrs. Wong, Marteka, Lew and Carter are included below.

         At March 29, 2000, our directors consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                                      Age              Director Since
----                                      ---              --------------
Kamaruddin Taib                           42                   1998
Richard C. M.Wong                         55                   1997
Edward J. Marteka                         62                   1995
Kwong Ann Lew                             39                   1997
George Jeff Mennen                        59                   1994
Richard Swanson                           64                   1998

Class B Directors

Name                                      Age              Director Since
----                                      ---              --------------
Robert J. Simmons                         57                   1995
Don L. Arnwine                            67                   1995

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

         Edward J. Marteka was the founder and is the President and Director of our subsidiary, AHPC since its incorporation in 1989. In May 1995, Mr. Marteka was appointed to the Board of Directors and as our President. Mr. Marteka is responsible for our overall operations and of AHPC. Mr. Marteka had held various positions with Baxter Healthcare Corporation, and served as Vice President of its International Division.

         Kwong Ann Lew was elected a Class A Director of the Company on May 20, 1997. Mr. Lew currently serves as our Chief Financial Officer and Secretary. Mr. Lew is an Executive Director and Chief Financial Officer of WRP Asia. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen & Co. from 1988 to 1991. Prior to joining WRP Asia, he held various key management positions in two public listed companies, primarily in the corporate and judicial advisory areas.

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

         Richard Swanson was elected a Class A Director on June 12, 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company which focuses on strategic coaching and corporate troubleshooting for CEO's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado based companies, Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies, and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

         Robert C. Carter joined us in March 1992 and has served as the Controller of AHPC since that time. He was appointed our Assistant Secretary in May 1995. Previously, Mr. Carter was employed by Clifton, Gunderson & Co. and Arthur Andersen LLP. Mr. Carter holds a B.S. in accounting from the University of Denver and became a certified public accountant in 1988.

BOARD MEETINGS AND COMMITTEES

         During the 1999 fiscal year, our Board of Directors held four meetings and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee which was formed in 1997. During 1999, the Compensation Committee and Audit Committee each held one meeting and all other actions were taken by unanimous written consent without a meeting.

COMPENSATION OF DIRECTORS

         Effective January 1, 1998, all directors, who were not also executive officers, which group is comprised of Kamaruddin Taib, George Jeff Mennen, Richard J. Swanson and the Class B Directors, receive (1) an annual Board member retainer of $5,000, (2) compensation of $1,000 for each Board meeting attended,
(3) $500 for each committee meeting attended and (4) an annual Committee member retainer of $1,000. Each new Director is presently entitled to receive stock options under the Plan to purchase 2,000 shares of our Common Stock in connection with his election and 1,000 shares of our Common Stock per Board meeting attended, up to a maximum of 5,000 shares for Board meetings attended. Under the terms of the Plan, the Compensation Committee shall determine the exercise price of a Director Option, provided that the exercise price shall not be less than the lowest fair market value of our Common Stock during the six months preceding the election and qualification of such Director. All Director options are immediately exercisable for a period of ten years from the date of grant. All directors will be reimbursed for expenses incurred in attending meetings of the Board and meetings of Committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded to or earned by the President, who is the only executive officer whose aggregate annual salary and bonus exceeded $100,000 during our last three fiscal years:

                                                   Annual Compensation                          Long-Term Compensation
                                                   -------------------                        --------------------------
    Name and                                                                 Other Annual     Restricted Stock    Stock
Principal Position          Fiscal Year         Salary        Bonus          Compensation        Awards ($)      Options
------------------          -----------         ------        -----          ------------     ----------------   -------
Edward J. Marteka              1999            $200,000       $ 20,000           $7,200                 -              -
President                      1998            $200,000       $100,000           $7,200          $315,625         50,000
                               1997            $160,000       $ 26,667           $7,200          $ 18,300          5,000

  There is no other long-term compensation for the executive listed above in 1997 through 1999.

EMPLOYMENT AGREEMENTS

         On April 1, 1994, we entered into an employment agreement with Edward
J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as our President (since May 31, 1995) and AHPC; (ii) a base salary; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan, 5,000 shares exercisable commencing April 1, 1994, 20,000 shares April 1, 1995 and 10,000 shares April 1, 1996 at an exercise price of $11.875, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock, 7,000 shares exercisable commencing July 21, 1995 and 7,000 shares July 21, 1996, at an exercise price of $7.80, the closing price of Common Stock as reported on the Nasdaq SmallCap Market on the day the options were granted by the Compensation Committee. Mr. Marteka also received options to purchase 1,000 shares of our Common Stock upon his appointment as Class A Director in 1995.

         As approved by the Compensation Committee, all of Mr. Marteka's options outstanding in 1996 were repriced effective July 23, 1996 to $2.75, the closing price on that date. During 1998, Mr. Marteka's base salary was increased to $200,000 per year effective January 1, 1998 as approved by the Compensation Committee.

OPTION GRANTS IN FISCAL 1999

         During 1999, there were no stock options granted to the president of the Company.

         On July 12, 1998, we issued options under our Omnibus Equity Compensation Plan to certain employees and directors to purchase 359,000 shares of our Common Stock at an exercise price of $6.3125 per share, the closing price of the Common Stock as reported on NASDAQ on the date the options were granted by the Compensation Committee. The options are exercisable for ten years from the date of grant.

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees and directors were re-priced effective February 29, 2000 to $2.07, the closing price on that date.

AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises in fiscal 1999 by the executive officer named in the summary compensation table and the value of such officer's unexercised stock options as of December 31, 1999.

                                                           Number of Unexercised            Value of In-the-Money
                             Shares          Value          Options at 12/31/99              Options at 12/31/99
                           Acquired on     Realized     ---------------------------     ----------------------------
                           Exercise(#)       ($)        Exercisable   Unexercisable     Exercisable    Unexercisable
                           -----------     --------     -----------   -------------     -----------    -------------
Edward J. Marteka               0           $ - 0 -      101,000          - 0 -           $ - 0 -         $ - 0 -


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently comprised of the following four (4) Class A Directors: Kamaruddin Taib, Richard Wong, George Jeff Mennen and Richard Swanson, each of whom were appointed by the Board of Directors. The Committee oversees administration of our Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experienced officers and employees by compensating them with equity-based awards whose value is connected to our continued growth and profitability. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, we compensate executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During fiscal 1999, all action of the Compensation Committee was made during the one meeting held in 1999 or was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Kamaruddin Taib, Richard Wong, and Kwong Ann Lew are executive directors and officers of WRP Asia. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors, the Compensation Committee, nor the Audit Committee.

STOCK PERFORMANCE CHART

         The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for each of our last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market - U.S. Index and (ii) a peer group selected by us, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc., Hemacare Corp., Medical Sterilization Inc., National Home Health Care Inc., Prime Medical Services Inc. and Psicor Inc.

                                  [LINE GRAPH]

* $100 invested on December 31, 1994 in stock or Index - including reinvestment of dividends. Fiscal year ending December 31.


                             CUMULATIVE TOTAL RETURN

                                   12/31/94    12/31/95   12/31/96    12/31/97    12/31/98    12/31/99
WRP Corporation                        100         23.1        22.1      23.8        35.0        12.3
NYSE/AMEX/Nasdaq Stock                 100        136.3       165.3     216.4       267.2       333.5
Peer Group                             100        166.6       189.6     226.2       177.8       176.4


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 29, 2000, with respect to the beneficial ownership of our Common Stock and Series A Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers, and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.


                                                                                               Percent of
                                                                  Amount and Nature of        Total Voting
Title of Class                    Name of Beneficial Owner        Beneficial Ownership          Stock(4)
--------------                    ------------------------        --------------------          --------
Series A Common Stock            WRP Asia Pacific Sdn. Bhd.(1)               1,252,538             18.1%
Common Stock                     WRP Asia Pacific Sdn. Bhd.(1)               2,500,000             36.1%
Common Stock                     White Rock Capital Group(2)                   543,000              7.8%
Common Stock                     Heartland Advisors, Inc.(5)                   432,200              6.2%
Common Stock                     Kamaruddin Taib                                 7,000(3)             *
Common Stock                     Richard Wong                                   90,000(3)           1.3%
Common Stock                     Kwong Ann Lew                                  30,000(3)             *
                                 Edward J. Marteka                101,000(3)
Common Stock                     Edward J. Marteka                 13,500      114,500              1.7%
                                                                  -------
Common Stock                     George Jeff Mennen                10,000(3)
Common Stock                     George Jeff Mennen                10,000       20,000                *
                                                                  -------
Common Stock                     Robert J. Simmons                 10,000(3)
Common Stock                     Robert J. Simmons                  5,000       15,000                *
                                                                  -------
Common Stock                     Don L. Arnwine                    10,000(3)
Common Stock                     Don L. Arnwine                     2,000       12,000                *
                                                                  -------
Common Stock                     Richard Swanson                    7,000(3)
Common Stock                     Richard Swanson                    1,000        8,000                *
                                                                  -------
Common Stock                     Robert C. Carter                  27,000(3)
Common Stock                     Robert C. Carter                   3,000       30,000                *
                                                                  -------
Common Stock                     Total Executive Officers &
                                 Directors as a group (9 persons) 292,000(3)
                                                                   34,500      326,500              4.7%
                                                                  -------


--------------
*    Represents less than 1%
(1) WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) ("WRP Asia") is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.
(2) White Rock Capital Group consists of White Rock Capital Partners L.P., White Rock Capital Management L.P., White Rock Capital, Inc., Thomas V. Barton, and Joseph V. Barton. The address of the White Rock Capital Group is 3131 Turtle Creek Blvd., Suite 800, Dallas, Texas 75219.
(3) Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.
(4) Percent of class is based upon the combined number of shares of Series A Common Stock and Common Stock outstanding on March 3, 2000.
(5) Heartland Advisors, Inc. are located at 789 North Water Street, Milwaukee, Wisconsin 53202.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, we purchased latex powder-free exam gloves amounting to $18.4 million from our majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $8.3 million of powdered latex exam gloves to WRP Asia in 1999. We believe the prices charged by each related entity are as favorable as those that could be negotiated with unaffiliated third parties.

         During 1999, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. We paid Alliance $66,160 in 1999 for its services.

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

10.44 Loan and Security Agreement dated as of December 1, 1998 between General Electric Capital Corporation and American Health Products Corporation, incorporated herein by reference to Exhibit 10.44 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (File No. 0-17458).

21       Subsidiaries of the Company (1).

23.1     Consent of Arthur Andersen LLP (1).

27       Financial Data Schedule (1).

(b) During the last quarter of 1999, the Company did not file any reports on Form 8-K.

(1)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:
                                            WRP CORPORATION

Date: March 29, 2000                        By: /s/ Edward J. Marteka
                                                -----------------------------
                                            Edward J. Marteka, President

Date: March 29, 2000                        By: /s/Kwong Ann Lew
                                                -----------------------------
                                            Kwong Ann Lew, Chief Financial
                                            Officer, Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2000                        By: /s/ Richard Wong
                                                -----------------------------
                                                Richard Wong, Chief Executive
                                                Officer and Chairman of Board of
                                                Directors

Date: March 29, 2000                        By: /s/ Kamaruddin Taib
                                                -----------------------------
                                                Kamaruddin Taib, Director

Date: March 29, 2000                        By: /s/ Edward J. Marteka
                                                -----------------------------
                                                Edward J. Marteka, Director

Date: March 29, 2000                        By: /s/ Kwong Ann Lew
                                                -----------------------------
                                                Kwong Ann Lew, Director

Date: March 29, 2000                        By: /s/ George Jeff Mennen
                                                -----------------------------
                                                George Jeff Mennen, Director

Date: March 29, 2000                        By: /s/Richard Swanson
                                                -----------------------------
                                                Richard Swanson, Director

Date: March 29, 2000                        By: /s/ Robert J. Simmons
                                                -----------------------------
                                                Robert J. Simmons, Director

Date: March 29, 2000                        By: /s/ Don L. Arnwine
                                                -----------------------------
                                                Don L. Arnwine, Director

                        WRP CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 1999 AND 1998
                         TOGETHER WITH AUDITORS' REPORT

                        WRP CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



                                                                           PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
  ENDED DECEMBER 31, 1999, 1998 AND 1997                                    F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                              F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
  ENDED DECEMBER 31, 1999, 1998 AND 1997                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Shareholders and Board of Directors of WRP Corporation:


We have audited the accompanying consolidated balance sheets of WRP CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2000

                        WRP CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                             ASSETS                                         1999               1998
-------------------------------------------------------------------   --------------    ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $     171,462      $     679,725

    Accounts receivable--trade, net of allowance for
       doubtful accounts of $270,000 in 1999 and
       $240,000 in 1998                                                  7,969,369          5,532,405
    Inventories, net                                                    12,930,569         11,860,855
    Prepaid expenses                                                       562,919            958,318
    Due from affiliate                                                   2,519,347          1,340,261
    Deferred tax assets                                                    691,314            962,190
    Other receivables                                                      248,030            509,003
                                                                     -------------      -------------
                     Total current assets                               25,093,010         21,842,757
                                                                     -------------      -------------
PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                                      736,535            736,535
    Construction in progress                                                11,737          1,275,667
    Equipment, furniture and fixtures                                   14,955,236         11,357,924
    Building improvements                                                2,232,249          1,689,878
    Vehicles                                                               166,273            149,958
                                                                     -------------      -------------
                     Total property, plant and equipment                18,102,030         15,209,962

    Less- Accumulated depreciation and
      amortization                                                      (4,407,304)        (2,733,225)
                                                                     -------------      -------------
                     Property, plant and equipment, net                 13,694,726         12,476,737
                                                                     -------------      -------------
OTHER ASSETS:

    Goodwill, net of accumulated amortization of
       $539,827 in 1999 and $472,595 in 1998                             1,210,173          1,277,405
    Other Assets                                                           196,262            203,040
                                                                     -------------      -------------
                     Total other assets                                  1,406,435          1,480,445
                                                                     -------------      -------------
                                                                     $  40,194,171      $  35,799,939
                                                                     =============      =============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

              LIABILITIES AND SHAREHOLDERS' EQUITY                          1999               1998
              ------------------------------------                     -------------      -------------
CURRENT LIABILITIES:
    Accounts payable--trade                                            $  1,143,258       $  2,504,225
    Trade notes payable to banks                                          1,328,410          3,322,882
    Notes payable and current portion of long-term
      obligations                                                         8,313,211          2,086,833
    Due to affiliate                                                      3,210,576          3,891,944
   Accrued expenses                                                       3,443,599          3,507,487
                     Total current liabilities                           17,439,054         15,313,371
                                                                       ------------       ------------
LONG-TERM DEBT                                                            1,100,000          1,668,982
                                                                       ------------       ------------
DEFERRED TAX LIABILITY                                                      553,225            152,037
                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES
  (Note 8)

MINORITY INTEREST IN SUBSIDIARY                                           1,627,080          1,724,113
                                                                       ------------       ------------
SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value;
      1,252,538 shares authorized; 1,252,538 shares
      issued and outstanding in 1999 and 1998                                12,525             12,525
    Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,803,692 and 5,785,525 shares
      issued and outstanding in 1999 and 1998,
      respectively                                                           58,037             57,855
    Additional paid-in capital                                           17,942,471         17,862,021
    Retained earnings                                                     2,784,815            332,071
    Less- Common stock in treasury, at cost, 130,000
      shares in 1999 and 1998                                            (1,323,036)        (1,323,036)
                                                                       ------------       ------------
                     Total shareholders' equity                          19,474,812         16,941,436
                                                                       ------------       ------------
                                                                       $ 40,194,171       $ 35,799,939
                                                                       ============       ============



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       1999            1998               1997
                                                                                  -------------    ------------       ------------
NET SALES                                                                         $ 65,280,104     $64,968,401        $51,402,691

COST OF GOODS SOLD                                                                  48,645,076      46,857,229         40,760,146
                                                                                  ------------     -----------        -----------
GROSS PROFIT                                                                        16,635,028      18,111,172         10,642,545

OPERATING EXPENSES:
    Selling, general and administrative                                             12,295,192       9,954,785          8,226,945
                                                                                  ------------     -----------        -----------
INCOME FROM OPERATIONS                                                               4,339,836       8,156,387          2,415,600

INTEREST EXPENSE                                                                       984,159       1,192,405          1,481,467

OTHER INCOME                                                                           166,155         461,386            293,362
                                                                                  ------------     -----------        -----------
            Income from continuing operations before provision for (benefit from) income taxes, minority interest and loss from discontinued
               operations                                                            3,521,832       7,425,368          1,227,495

PROVISION FOR (BENEFIT FROM) INCOME  TAXES                                           1,166,121         952,146           (322,042)
                                                                                  ------------     -----------        -----------
            Income from continuing operations before minority interest and loss
               from discontinued operations                                          2,355,711       6,473,222          1,549,537

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARY                                        97,033        (594,062)          (300,145)
                                                                                  ------------     -----------        -----------
            Income from continuing operations before loss from discontinued
               operations                                                            2,452,744       5,879,160          1,249,392
                                                                                  ------------     -----------        -----------

NET LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                                            -               -           (783,670)
                                                                                  ------------     -----------        -----------
            Net income                                                            $  2,452,744     $ 5,879,160        $   465,722
                                                                                  ============     ===========        ===========
BASIC NET INCOME PER COMMON SHARE:
    Continuing operations                                                                $0.35           $0.94              $0.29
    Discontinued operations                                                                  -               -              (0.18)
                                                                                  ------------     -----------        -----------
                                                                                         $0.35           $0.94              $0.11
                                                                                  ============     ===========        ===========
DILUTED NET INCOME PER COMMON SHARE:
    Continuing operations                                                                $0.35           $0.93              $0.29
    Discontinued operations                                                                  -               -              (0.18)
                                                                                  ------------     -----------        -----------
                                                                                         $0.35           $0.93              $0.11
                                                                                  ============     ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 WRP CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        SERIES A
                                                      COMMON STOCK                  COMMON STOCK              ADDITIONAL
                                                 -----------------------       -----------------------          PAID-IN
                                                   SHARES        AMOUNT         SHARES         AMOUNT           CAPITAL
                                                 ---------     ---------       ---------     ---------        ----------
BALANCE, December 31, 1996                        1,252,538      $12,525       3,188,333        $31,883      $10,875,897

    Issuance of common stock upon
       exercise of stock options                          -            -           3,334             34            9,135
    Net income                                            -            -               -              -                -
    Foreign currency translation adjustment               -            -               -              -                -
    Indonesian paid-in capital adjustment                 -            -               -              -           (8,808)
    Unrealized gain on LSAI common stock                  -            -               -              -                -
                                                 ----------    ---------       ---------     ----------      -----------
BALANCE, December 31, 1997                        1,252,538       12,525       3,191,667         31,917       10,876,224

    Issuance of common stock to WRP Asia
       Pacific Sdn. Bhd. (see Note 2)                     -            -       2,500,000         25,000        6,725,000

    Issuance of common stock upon
       exercise of stock options                          -            -          93,858            938          260,797
    Net income                                            -            -               -              -                -
    Unrealized gain on LSAI common stock                  -            -               -              -                -
                                                 ----------    ---------      ----------     ----------      -----------
BALANCE, December 31, 1998                        1,252,538       12,525       5,785,525         57,855       17,862,021

    Issuance of common stock upon
       exercise of stock options                          -            -          18,167            182           80,450
    Net income                                            -            -               -              -                -
                                                 ----------    ---------      ----------     ----------      -----------
BALANCE, December 31, 1999                        1,252,538      $12,525       5,803,692        $58,037      $17,942,471
                                                 ==========    =========      ==========     ==========      ===========


                                                                  CUMULATIVE         UNREALIZED
                                                                   FOREIGN            GAIN ON
                                                  RETAINED         CURRENCY             LSAI
                                                  EARNINGS       TRANSLATION           COMMON         TREASURY         SHAREHOLDERS'
                                                  (DEFICIT)       ADJUSTMENT           STOCK           STOCK              EQUITY
                                                  ---------     --------------       ----------    ------------       -------------
BALANCE, December 31, 1996                       $(6,012,811)       $(53,034)          $     -     $(1,323,036)         $3,531,424

    Issuance of common stock upon
       exercise of stock options                           -               -                 -               -               9,169
    Net income                                       465,722               -                 -               -             465,722
    Foreign currency translation adjustment                -          53,034                 -               -              53,034
    Indonesian paid-in capital adjustment                  -               -                 -               -              (8,808)
    Unrealized gain on LSAI common stock                   -               -           261,979               -             261,979
                                                 -----------    ------------         ---------     -----------        ------------
BALANCE, December 31, 1997                        (5,547,089)              -           261,979     (1,323,036)           4,312,520

    Issuance of common stock to WRP Asia
       Pacific Sdn. Bhd. (see Note 2)                      -               -                 -               -           6,750,000

    Issuance of common stock upon
       exercise of stock options                           -               -                 -               -             261,735
    Net income                                     5,879,160               -                 -               -           5,879,160
    Unrealized gain on LSAI common stock                   -               -          (261,979)              -            (261,979)
                                                 -----------    ------------         ---------     -----------        ------------
BALANCE, December 31, 1998                           332,071               -                 -      (1,323,036)         16,941,436

    Issuance of common stock upon
       exercise of stock options                           -               -                 -               -              80,632
    Net income                                     2,452,744               -                 -               -           2,452,744
                                                 -----------    ------------         ---------     -----------        ------------
BALANCE, December 31, 1999                      $  2,784,815        $      -           $     -     $(1,323,036)        $19,474,812
                                                ============    ============         =========     ===========        ============


                                                        COMPREHENSIVE
                                                           INCOME
                                                       -------------
BALANCE, December 31, 1996

    Issuance of common stock upon
       exercise of stock options
    Net income                                         $    465,722
    Foreign currency translation adjustment                  53,034
    Indonesian paid-in capital adjustment
    Unrealized gain on LSAI common stock                    261,979
                                                       ------------
BALANCE, December 31, 1997                             $    780,735
                                                       ============
    Issuance of common stock to WRP Asia
       Pacific Sdn. Bhd. (see Note 2)

    Issuance of common stock upon
       exercise of stock options
    Net income                                         $ 5,879,160
    Unrealized gain on LSAI common stock                  (261,979)
                                                       -----------
BALANCE, December 31, 1998                             $ 5,617,181
                                                       ===========
    Issuance of common stock upon
       exercise of stock options                       $         -
    Net income                                           2,452,744
                                                       -----------
BALANCE, December 31, 1999                             $ 2,452,744
                                                       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                   1999              1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 2,452,744       $5,879,160       $   465,722
    Adjustments to reconcile net income to net cash (used in) provided by operating activities-
           Depreciation                                                           1,750,261        1,247,111           898,831
           Amortization                                                              67,232           67,232            41,058
           Deferred income taxes                                                    672,064         (657,319)         (133,169)
           Change in net assets of discontinued operations                            -             (214,294)         (340,021)
           Loss from disposal of discontinued operations                              -                -               783,670
           Loss on disposal of property, plant and equipment                          4,197            2,913            15,606
           Gain on sales of LSAI common stock                                             -         (168,375)          (79,483)
           Changes in operating assets and liabilities-
              Accounts receivable--trade, net                                    (2,436,964)        (121,562)         (733,353)
              Inventories, net                                                   (1,069,714)      (3,656,994)         (109,212)
              Prepaid expenses                                                      395,399           97,470           (56,084)
              Other assets                                                          267,751         (628,752)           52,860
              Accounts payable--trade                                            (1,360,967)        (118,316)         (668,965)
              Accrued expenses                                                      (63,888)       1,140,503         1,147,070
              Amounts due to and from affiliates                                 (1,860,454)       2,415,695           303,840
                                                                                -----------       ----------       -----------
                   Net cash (used in) provided by operating activities           (1,182,339)       5,284,472         1,588,370
                                                                                -----------       ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (2,972,837)      (2,005,123)       (3,063,735)
    Proceeds on sales of LSAI common stock                                            -              982,892           280,083
    Proceeds on sales of property, plant and equipment                                  390            1,761             7,747
    Minority interest in subsidiary                                                 (97,033)         594,062           900,070
                                                                                -----------       ----------       -----------
                   Net cash used in investing activities                         (3,069,480)        (426,408)       (1,875,835)
                                                                                -----------       ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on trade notes payable to banks                                 (1,994,472)      (2,126,299)       (1,561,272)
    Net borrowings (payments) on notes payable                                    5,657,396       (8,603,711)        1,346,480
    Net proceeds from stock option exercises                                         80,632          261,735             9,168
    Proceeds from issuance of stock                                                   -            6,750,000             -
    Net (payments to) advances from Indonesian minority interest shareholders         -             (622,045)          280,998
                                                                                -----------       ----------       -----------
                   Net cash provided by (used in) financing activities            3,743,556       (4,340,320)           75,374
                                                                                -----------       ----------       -----------
IMPACT OF EXCHANGE RATES ON CASH                                                      -                -                53,034
                                                                                -----------       ----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (508,263)         517,744          (159,057)
                                                                                -----------       ----------       -----------
CASH AND CASH EQUIVALENTS, beginning of year                                        679,725          161,981           321,038
                                                                                -----------       ----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                         $    171,462      $   679,725       $   161,981
                                                                                ===========       ==========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      WRP Corporation and Subsidiaries (the "Company") is a manufacturer and distributor of high quality, disposable medical examination gloves and markets examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company sells its gloves primarily to the medical, dental, food service and retail markets.

      The Company's, through its subsidiary in Indonesia, PT WRP Buana Multicorpa ("PT Buana") manufactures medical examination gloves.

      In November, 1996, the Company adopted a plan to discontinue its condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company continued to distribute condoms through June 30, 1997 (Note 4).

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of WRP Corporation, AHPC and PT Buana, a 70% owned Indonesian glove manufacturing subsidiary. All significant intercompany transactions have been eliminated.

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

      INVENTORIES

      Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Inventories consist of the following at December 31, 1999 and 1998:

                                                     1999               1998
                                                 ------------        -----------
             Raw materials                       $    137,180        $    79,213
             Work in process                          442,089            120,700
             Finished goods                        13,096,039         12,430,942
             Reserves                                (744,739)          (770,000)
                                                 ------------        -----------
                              Total              $ 12,930,569        $11,860,855
                                                 ============        ===========



      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant, and equipment account when completed. The useful lives of property, plant and equipment at December 31, 1999 and 1998, are as follows:


                                                         USEFUL LIVES
                                                         ------------
   Land rights and land improvements                        20 years
   Equipment, furniture and fixtures                       3-15 years
   Building improvements                                   5-20 years
   Vehicles                                                 5 years
                                                         ============


      When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books and the net gain or loss is included in the determination of income.

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

      REVENUE RECOGNITION

      Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse, or upon the customer's receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

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

      NET INCOME PER COMMON SHARE

      Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents). The weighted-average number of common shares and common share equivalents outstanding for the years ended December 31, 1999, 1998 and 1997, are as follows:


                                                           1999            1998           1997
                                                         ---------       ---------      ---------
        Basic weighted-average number
            of common shares outstanding                 6,924,538       6,265,312      4,312,132
        Dilutive effect of common share
            equivalents                                     40,318          68,198         49,077
                                                         ---------       ---------      ---------
        Diluted weighted-average
            number of common shares
            outstanding
                                                         6,964,856       6,333,510      4,361,209
                                                         =========       =========      =========


      The Company had additional stock options and warrants of 455,000, 492,324 and 229,324 at December 31, 1999, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

      b. LONG-TERM OBLIGATIONS--The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value; and

      c. AMOUNTS DUE TO/DUE FROM AFFILIATE--Amounts due to/due from affiliate are non-interest-bearing and do not specify maturity dates and, therefore, it is not practicable to estimate the fair value of these financial instruments.

      FOREIGN CURRENCY TRANSLATION

      PT Buana's financial statements have been prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company changed its functional currency from the Indonesia rupiah to the United States dollar. This change in functional currency is primarily the result of the PT Buana operations becoming more dependent on U.S. dollar denominated transactions and economic trends. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the Company recorded a gain of $277,035 during 1997 as a component of cost of goods sold as a result of remeasuring the foreign currency of record (rupiah) into the functional currency (U.S. dollar).

      Gains and losses from foreign currency transactions are included in net income in the period in which they occur. For the years ended December 31, 1999, 1998 and 1997, the foreign exchange gain (loss) included in the determination of net income is $3,563, $(30,292) and $205,457, respectively.

      The Company does not use any derivative or financial instruments to manage its foreign exchange exposures. The Company is subject to foreign currency fluctuation risk in the regular course of business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), related to options and warrants issued to employees and directors.

      INTERNAL USE SOFTWARE COSTS

      In March, 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the financial reporting of costs associated with purchased or developed software for internal use. As the Company has adopted the provisions of this SOP, the Company has capitalized or expensed as incurred certain of these software costs as appropriate.


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

      These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At December 31, 1999, WRP Asia has a 54.2% ownership interest in the Company.

      At December 31, 1998, MBf International owned 1,682,275 shares of the Company's common stock which represented a 24.4% ownership interest in the Company.

      In January, 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company.

      WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder-free latex exam gloves. During the years ended December 31, 1999, 1998 and 1997, total purchases of gloves from WRP Asia were $18,409,600, $18,629,717 and $11,150,721, respectively.


3.    COMMON STOCK

      Each share of Series A common stock is convertible into one share of the Company's common stock, $.01 par value. The Company has reserved 1,252,538 shares of common stock for issuance upon conversion of the Series A common stock. The terms of the Series A common stock are substantially the same as the Company's common stock except that Series A common stock entitles WRP Asia, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of common stock as a single class with respect to any matters subject to a vote of the shareholders. (see Note 9 for further information on the Company's shareholder's equity):


4.    CORPORATE DEVELOPMENT

      DISTRIBUTION AGREEMENT

      Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement. As of December 31, 1999 the Company is in compliance with the agreement. In connection with the loss of the Novation contract as discussed in Note 16, the Company is in the process of re-negotiating the PIE contract to allow the Company to satisfy its remaining purchase obligations over a longer period of time. If the Company is unable to successfully re-negotiate the PIE contract, it may be obligated to purchase quantities of gloves in excess of customer demand or may be subject to certain penalties under the terms of the existing agreement. The potential exposure to the Company related to this matter cannot be quantified at this time.

      DISCONTINUED OPERATIONS

      In November, 1996, the Company reached a settlement with Playboy Enterprises, Inc. to terminate their license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, until June 30, 1997, the Company continued to sell Playboy(R) condoms in the countries where it had launched the product.

      In accordance with the termination agreement with Playboy Enterprises, Inc., the Company's Playboy(R) condom operations ceased on June 30, 1997. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996. At December 31, 1999 and 1998, there were no assets or liabilities recorded which were associated with the condom discontinued operations.

      Revenues from the Company's discontinued condom business were $376,422 for the year ended December 31, 1997.

      During 1997, the Company revised its estimate of costs to dispose of its condom operations. This change resulted in the Company recording additional costs of $783,670 equal to $0.18 basic and diluted loss per common share for the year ended December 31, 1997.

      INVESTMENT IN LSAI

      During 1998, the Company liquidated its investment in Laboratory Specialists of America, Inc. ("LSAI"). The Company sold all of its remaining shares of LSAI and discounted its notes receivable from LSAI which resulted in a net gain on sales of the investments in LSAI of $168,375 in 1998. During 1997, the Company sold 68,000 shares of LSAI which resulted in a gain of $79,483.

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


5.    RELATED-PARTY TRANSACTIONS

      At December 31, 1999 and 1998, amounts due from/to affiliates consist of the following:

                                    1999           1998
                                 -----------    -----------
Due from affiliate-
    Current-
       WRP Asia                  $ 2,519,347    $ 1,340,261
                                 -----------    -----------
Due to affiliate--all current-
       WRP Asia                  $(3,210,576)   $(3,891,944)
                                 ===========    ===========

      The amount due from WRP Asia primarily represents trade receivables from WRP Asia for the sale of inventories from PT Buana to WRP Asia. The liability to WRP Asia represents amounts owed to WRP Asia primarily for inventory purchases by AHPC of latex powder-free exam gloves that are manufactured by WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 1999 and 1998. Management believes transactions between operating segments are made at prevailing rates.

      In January, 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $66,160, $36,000 and $48,000 in the years ended December 31, 1999, 1998 and 1997, respectively, for its services.


6.    TRADE NOTES PAYABLE TO BANKS

      Trade notes payable to banks consist of amounts financed through letter of credit arrangements which totaled $1,328,410 and $3,322,882 at December 31, 1999 and 1998, respectively. These bank obligations are secured by the inventory and accounts receivable of AHPC.

      At December 31, 1997, AHPC had letter of credit facilities with two banks. One of these banks, MBf Bank of Tonga ("MBf Bank"), was an affiliated entity and a subsidiary of MBf Holdings, the parent company of MBf International. The MBf Bank letter of credit facility was for T$ $5.75 million or approximately U.S. $4.6 million and was unsecured and guaranteed by MBf Holdings. During 1998, the MBf Bank facility was canceled and all obligations to MBf

      Bank were repaid. There was no letter of credit liabilities due to MBf Bank at December 31, 1999 and 1998.

      As of December 31, 1999 and 1998, the Company was contingently liable for outstanding letters of credit liabilities totaling $355,081 and $788,437, respectively.


7.    NOTES PAYABLE

      Notes payable and long-term debt as of December 31, 1999 and 1998, consist of the following:

                                                                                          1999              1998
                                                                                       -----------      -----------
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $15,000,000 at December 31, 1999, and $10,000,000 at
    December 31, 1998, bearing interest at the commercial paper rate plus 2.75%
    (8.30% at December 31, 1999, and 8.05% at December 31, 1998), secured by
    inventories and accounts receivable                                                $ 7,423,064      $ 1,100,000
Subordinated debentures convertible into warrants to purchase 80,000 shares of common stock at $25.00 per share, interest payable quarterly at prime plus
    1.5% (10.0% at December 31, 1999), due November, 2001                                1,700,000        2,000,000
Insurance premium financing loans, bearing interest at 6.95% at December 31,
    1999 and 1998, payable in monthly installments through August, 2000                    286,309          640,294
Other                                                                                        3,838           15,521
                                                                                       -----------      -----------
                                                                                         9,413,211        3,755,815
Less- Current portion                                                                   (8,313,211)      (2,086,833)
                                                                                       -----------      -----------
                     Long-term debt                                                    $ 1,100,000      $ 1,668,982
                                                                                       ===========      ===========

      The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As of December 31, 1999, the Company was in compliance with its covenants.

      On December 1, 1998, AHPC entered into a new $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with a $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 2.75% (8.3% at December 31, 1999). The new bank facility was used to repay all obligations under the previous bank facility.

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

      PT Buana obtained a six-month bridging loan from an Indonesian bank in the amount of $2.0 million in April, 1997. PT Buana was unable to repay the loan when due in November, 1997, and a penalty interest rate of an additional 2% per month was instituted. During April, 1998, this loan was paid in full.

      The principal portion of long-term debt becomes due as follows:

                  Fiscal year ending-
                     2001                              $1,100,000
                                                       ----------
                                                       $1,100,000
                                                       ==========

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At December 31, 1999, the Company was involved in a total of 54 lawsuits, either as a named defendant, third party defendant, or an indemnitor. During 1999, the Company fully settled one claim for a nominal sum and was dismissed from three others. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

      SIGNIFICANT CUSTOMERS

      During the year ended December 31, 1999, two diversified distribution companies, Owens & Minor, Inc. and Sysco, accounted for 37.9% and 30.6% of net sales, respectively. These customers together accounted for 63.4% of accounts receivable at December 31, 1999. During the year ended December 31, 1998, these two customers accounted for 36.3% and 35.0% of net sales, respectively. These customers together accounted for 62.0% of accounts receivable at December 31, 1998. During the year ended December 31, 1997, these two customers accounted for 37.6% and 31.0% of net sales, respectively. These customers together accounted for 66.8% of accounts receivable at December 31, 1997.

      These two distribution companies distribute the Company's products to numerous medical and food service facilities throughout the U.S. The ultimate end users of the Company's product are these various medical facilities, food service organizations and professionals who purchase the product from these distributors.

      OPERATING LEASES

      The Company conducts all of its operations in leased facilities. Total rent expense, net of rental income, included in the accompanying statements of income for the years ended December 31, 1999, 1998 and 1997, was $440,441, $291,685 and $296,358, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

                    Fiscal year-

                        2000                 $    479,456
                        2001                      410,704
                        2002                      369,965
                        2003                      338,255
                        2004                      197,316
                                             ------------
                                             $  1,795,696
                                             ============


9.    SHAREHOLDERS' EQUITY

      In November, 1994, warrants were issued to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20. These warrants expired in November, 1999.

      In 1994, warrants to purchase 125,000 shares of the Company's common stock were issued at an exercise price of $15.00. These warrants expired in March, 1999.

      A summary of warrant activity since December 31, 1997, is as follows:

                                                         $15.00          $22.20
                                                        WARRANTS        WARRANTS
                                                        --------        --------
Balance, December 31, 1998 and 1997                       125,000          7,500
    Expirations                                          (125,000)        (7,500)
                                                         --------         ------
Balance, December 31, 1999                                      -              -
                                                         ========         ======

      At December 31, 1999, the Company had outstanding debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 80,000 shares of common stock at $25.00 per share. These convertible debentures expire in November, 2001.


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

                                                      OUTSTANDING           EXERCISE
                                                        OPTIONS              PRICE           EXPIRATION
                                                        -------              -----           ----------
    Balance, December 31, 1996                           181,449          $2.63-$14.40
        Grants                                            92,500              3.66               2007
        Rescissions/expirations                          (24,833)          2.75-3.66          2004-2007
        Exercises                                         (3,334)             2.75               2006
                                                       ---------         -------------       ----------

    Balance, December 31, 1997                           245,782           2.63-14.40
        Grants                                           369,000         5.1875-6.3125           2008
        Rescissions/expirations                          (16,500)          2.75-3.66          2005-2008
        Exercises                                        (93,858)          2.75-3.66             2006
                                                       ---------         -------------       ----------

    Balance, December 31, 1998                           504,424           2.63-14.40
        Grants                                            54,000          4.75-7.1875            2009
        Rescissions/expirations                          (56,657)          2.75-14.40         1999-2009
        Exercises                                        (18,167)         2.75-6.3125         2005-2009
                                                       ---------         -------------       ----------

    Balance, December 31, 1999                           483,600          2.63-7.1875
                                                       =========         =============

      The exercise price of the stock options granted in 1999, 1998 and 1997 was established at the market price on the date of the grants. Of the 483,600 options outstanding at December 31, 1999, 397,611 are currently exercisable, 61,995 become exercisable in 2000, 16,332 become exercisable in 2001 and 7,662 become exercisable in 2002. The Company has reserved common stock for issuance upon conversion of these options.

      The Company accounts for employee stock options under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net income and net income per share (diluted) would have been $1,780,936, $4,560,341 and $397,292 and $0.26, $0.72 and $0.09 for 1999, 1998 and
      1997, respectively.

      The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted which may vary in future periods.

      The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

                                              YEARS ENDED
                                              DECEMBER 31
                                    -------------------------------
          ASSUMPTION                1999         1998          1997
          ----------                ----         ----          ----
Risk-free interest rates            5.43%        5.26%         6.12%
Dividend yield                       -            -             -
Expected volatility                84.74%       96.00%        90.00%
Expected life                      4 years      4 years       3 years
                                   =======      =======       =======

      Options outstanding at December 31, 1999, are as follows:

                         NUMBER                          WEIGHTED       NUMBER          WEIGHTED
     RANGE OF         OUTSTANDING                         AVERAGE     EXERCISABLE        AVERAGE
     EXERCISE         AT DECEMBER         REMAINING      EXERCISE     AT DECEMBER       EXERCISE
      PRICES            31 ,1999            LIFE          PRICE        31, 1999           PRICE
      ------            --------            ----          -----        --------           -----
    $2.63-$3.66          108,600          4-7 years        $3.12        108,600           $3.12
     4.75-7.19           375,000         8-10 years         6.34        289,011            6.31
                         -------         ----------        -----        -------           -----
    $2.63-$7.19          483,600         4-10 years        $5.62        397,611           $5.44
                         =======         ==========        =====        =======           =====

11.   INCOME TAXES

      The components of the Company's income tax provision (benefit) from continuing operations consisted of:

                                                  1999             1998             1997
                                             ------------       ----------      ----------
Current-
    Federal                                  $    285,482       $1,446,909      $  (25,006)
    State                                         153,295          162,556          (2,809)
    Foreign                                        55,280                -               -
                                             ------------       ----------      ----------
         Total current                            494,057        1,609,465         (27,815)
                                             ============       ==========      ==========

Deferred-
    Federal                                       408,690         (640,720)              -
    State                                          67,324          (90,696)              -
    Foreign                                       196,050           74,097        (294,227)
                                             ------------       ----------      ----------
         Total deferred                           672,064         (657,319)       (294,227)
                                             ------------       ----------      ----------
         Total income tax provision
             (benefit)                       $  1,166,121       $  952,146      $ (322,042)
                                             ============       ==========      ==========

      Following is a reconciliation of income tax expense (benefit) at the United States statutory tax rate to income tax expense (benefit) as reported for financial statement purposes:

                                                  1999             1998             1997
                                                ----------       ----------     ----------
Tax provision (benefit) at statutory rate
    of 34%                                      $1,197,423       $2,322,644     $   48,851
State income taxes, net of federal income
    tax provision                                  169,048          257,811              -
Foreign tax rate difference                        383,035         (422,385)      (322,042)
Increase (decrease) in deferred tax asset
    valuation allowance                           (198,710)        (412,646)         6,702
Utilization of loss carryforwards                 (454,897)        (836,538)       (82,890)
Goodwill amortization and other                     70,222           43,260         27,337
                                                ----------       ----------     ----------
           Total income tax provision
              (benefit)                         $1,166,121       $  952,146     $ (322,042)
                                                ==========       ==========     ==========


      The Company has net operating loss carryforwards at December 31, 1999, of approximately $1.3 million which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards are subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating loss at December 31, 1999 is limited.

      The Company's subsidiary in Indonesia has generated tax losses in current and prior years. As a result, the Company does not have any current foreign taxes payable as of December 31, 1999, 1998 and 1997.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            1999            1998
                                                         -----------    -----------
Current-
    Accruals not deductible until paid                   $   238,741    $   350,589
    Net operating loss carryforwards--U.S.                   671,539      1,041,921
    Net operating loss carryforwards--PT Buana                    --        216,520
    Inventory                                                347,813        301,961
    Allowance for doubtful accounts                          104,760         93,120
    Valuation allowance                                     (671,539)    (1,041,921)
                                                         -----------    -----------
                     Total net current deferred tax
                        assets                           $   691,314    $   962,190
                                                         ===========    ===========

Noncurrent-
    Difference between book and tax basis of property,
       plant and equipment                               $  (435,912)   $   (14,254)
    Other noncurrent assets--PT Buana                       (117,313)      (137,783)
                                                         -----------    -----------
                     Total noncurrent deferred tax
                        liabilities                      $  (553,225)   $  (152,037)
                                                         ===========    ===========


      The Company establishes valuation allowances in accordance with the provisions of SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


12.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest on debt outstanding for the years ended December 31, 1999, 1998 and 1997, was $690,496, $1,286,619 and $1,488,211,
      respectively.

      Cash paid for income taxes during the years ended December 31, 1999 and 1998, was $780,000 and $1,270,000, respectively. There were no income taxes paid during 1997.

      During June, 1997, PT Buana converted debt obligations, owed to its minority shareholders, to equity in the amount of $316,187.

      At December 31, 1997, the Company recorded an unrealized gain in shareholders' equity on the market value of the common stock in LSAI exceeding its cost in the amount of $261,979.

      The following represents significant related-party operating transactions during the years ended December 31, 1999, 1998 and 1997, which are included in the consolidated statements of cash flows as amounts due to affiliates under the cash flows from operating activities.

                                                1999              1998             1997
                                            -----------       -----------        --------
Operating cash transactions-
    Purchases from affiliates               $18,409,600       $18,629,717        $240,654
    Sales to affiliates                      (9,512,942)       (6,421,590)              -
    Cash payments                           (19,491,663)      (16,501,784)       (796,317)
    Cash receipts                             7,949,336         6,709,352         859,503
                                            -----------       -----------        --------
Amounts due (from)/to affiliates            $(2,645,669)      $ 2,415,695        $303,840
                                            ===========       ===========        ========


13.   ASIAN ECONOMIC EVENTS

      The Asian Pacific region is currently experiencing an economic situation that has been characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange rates, interest rates, and stock markets. The Company will likely be affected by the region's unstable economy and it is not possible to determine the effect a continuation of the economic crisis may have. The ultimate outcome of this matter cannot presently be determined. The financial statements do not include any adjustment that might result from these uncertainties. Related effects will be reported in the financial statements as they become known and estimable.

14.   VALUATION AND QUALIFYING ACCOUNTS

      The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during the years ended December 31, 1999, 1998 and 1997:


                                                      BALANCE AT                                                 BALANCE
                                                       BEGINNING           ACCOUNTS          ADDITIONS           AT END
        ALLOWANCE FOR DOUBTFUL ACCOUNTS                OF PERIOD         WRITTEN OFF         TO ACCOUNT          OF YEAR
        -------------------------------                ---------         -----------         ----------          -------
Allowance for doubtful accounts activity for the
    year ended December 31, 1997                       $  73,000          $  (11,735)          $133,735           $195,000
Allowance for doubtful accounts activity for the
    year ended December 31, 1998                         195,000             (12,199)            57,199            240,000
Allowance for doubtful accounts activity for the
    year ended December 31, 1999                         240,000                   -             30,000            270,000
                                                       =========          ==========           ========           ========

                                                      BALANCE AT                                                 BALANCE
             RESERVE FOR EXCESS AND                    BEGINNING          INVENTORY          ADDITIONS           AT END
               OBSOLETE INVENTORY                       OF YEAR           WRITE-OFFS         TO ACCOUNT          OF YEAR
               ------------------                       -------           ----------         ----------          -------
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1997              -                   -            350,000            350,000
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1998        350,000             (66,870)           486,870            770,000
Reserve for excess and obsolete inventory
    activity for the year ended December 31, 1999        770,000            (180,261)           155,000            744,739
                                                       =========          ==========           ========           ========

15.   SEGMENT REPORTING

      The Company has two business segments: Manufacturing and Distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing Segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to the Company and WRP Asia. All operations of the Manufacturing Segment are located in Indonesia. The Distribution Segment involves the procurement and sale of gloves purchased from the Manufacturing Segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution Segment's significant customers include those discussed in Note 8. The operations of the Distribution Segment are located entirely within the U.S.

      Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note 1. The Company evaluates segment performance based on income from continuing operations before provision for (benefit from) income taxes, minority interest and loss from discontinued operations ("Pretax income (loss)"). Management believes transactions between operating segments are made at prevailing market rates.

      The following tables provide financial data for the years ended December 31, 1999, 1998 and 1997, for these segments:

                 1999                      MANUFACTURING     DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
                 ----                      -------------     ------------     ------------     ------------
Revenues from external customers             $ 8,610,232      $56,669,872    $           -      $65,280,104
Revenues from other operating segments         1,726,945                -       (1,726,945)               -
Pretax income (loss)                             (88,115)       3,609,947                -        3,521,832
Depreciation and amortization expense          1,465,593          351,900                -        1,817,493
Interest income                                    5,949          912,553         (912,004)           6,498
Interest expense                               1,128,629          767,534         (912,004)         984,159
Total assets                                  15,420,491       24,773,680                -       40,194,171
Capital expenditures                           2,084,939          887,898                -        2,972,837
Long-lived assets, net                        12,060,563        3,040,598                -       15,101,161
                                             ===========      ===========     ============      ===========

                 1998                      MANUFACTURING     DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
                 ----                      -------------     ------------     ------------     ------------
Revenues from external customers            $  6,894,637      $58,073,764     $          -      $64,968,401
Revenues from other operating segments         6,120,366                -       (6,120,366)               -
Pretax income                                  2,054,301        5,371,067                -        7,425,368
Depreciation and amortization expense          1,162,918          151,425                -        1,314,343
Interest income                                   13,680          565,536         (477,786)         101,430
Interest expense                               1,279,705          390,486         (477,786)       1,192,405
Total assets                                  14,184,928       21,615,011                -       35,799,939
Capital expenditures                             952,910        1,052,213                -        2,005,123
Long-lived assets, net                        11,402,620        2,554,562                -       13,957,182
                                             ===========      ===========     ============      ===========

                 1997                      MANUFACTURING     DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
                 ----                      -------------     ------------     ------------     ------------
Revenues from external customers             $ 1,675,136      $49,727,555     $          -      $51,402,691
Revenues from other operating segments         7,595,760                -       (7,595,760)               -
Pretax income                                    856,259          371,236                -        1,227,495
Depreciation and amortization expense            787,277          152,612                -          939,889
Interest income                                    8,029          105,357          (76,076)          37,310
Interest expense                               1,095,493          462,050          (76,076)       1,481,467
Total assets                                  12,991,497       16,539,748                -       29,531,245
Capital expenditures                           3,009,885           53,850                -        3,063,735
Long-lived assets, net                        11,590,157        1,768,055                -       13,358,212
                                             ===========      ===========     ============      ===========

16.   SUBSEQUENT EVENTS

      During January, 2000, Novation, a GPO associated with the Company, did not renew its contract with the Company. The Novation GPO Nova-Plus product sales totaled nearly one half of the total Company sales in 1999. The current contract expires in April, 2000. The Company is focusing on converting the end-users of the Novation GPO Nova-Plus products to the Company's own branded product label.

      The Company's Board of Directors approved a change in the Company's fiscal year-end to June 30 which corresponds to the year-end of WRP Asia. The fiscal year-end change will be effective June 30, 2000.

      The Company plans to repurchase up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value.