Form 10-K405/A
period 1999-12-31
WRP CORP
filed 2000-04-14
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KA/1

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded to or earned by the President, who is the only executive officer whose aggregate annual salary and bonus exceeded $100,000 during our last three fiscal years:

                                                   Annual Compensation                          Long-Term Compensation
                                                   -------------------                        --------------------------
    Name and                                                                 Other Annual     Restricted Stock    Stock
Principal Position          Fiscal Year         Salary        Bonus          Compensation        Awards ($)(1)   Options
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

(1) These values represent the number of stock options issued to the President multiplied by the grant price, which was equal to the fair market value on the grant date. No gain or cash was received by the President as a result of the issuance of these stock options.

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



                                  REGISTRANT:
                                  WRP CORPORATION


Date: April 14, 2000              By: /s/ Edward J. Marteka
                                      --------------------------------
                                          Edward J. Marteka, President