Form 10-Q
period 2000-03-31
WRP CORP
filed 2000-05-12
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2000

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


                         500 Park Boulevard, Suite 1260
                                Itasca, IL 60143
                                ----------------
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 3, 2000 was 5,673,692 and 1,252,538, respectively.

                                 WRP Corporation

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets
         March 31, 2000 (unaudited) and December 31, 1999 (audited)                       pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 2000 and 1999                                       pg. 3

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended March 31, 2000 and 1999                                       pg. 4

         Notes to the Interim Consolidated Financial Statements (unaudited)               pg. 5


Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            pg. 10


Item 3.

         Quantitative and Qualitative Disclosures About Market Risk                       pg. 15



                           PART II - OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K                                                 pg. 15

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  March 31, 2000  December 31, 1999
                                                                  --------------  -----------------
                                                                   (Unaudited)        (Audited)
CURRENT ASSETS:
          Cash and cash equivalents                               $    550,112    $    171,462
          Accounts receivable - trade, net of allowance for
             doubtful accounts of $270,000 in 2000 and 1999          6,550,609       7,969,369
          Inventories, net                                           9,850,614      12,930,569
          Prepaid expenses                                             467,016         562,919
          Due from affiliate                                         3,175,427       2,519,347
          Deferred tax assets                                          797,093         691,314
          Other receivables                                             89,284         248,030
                                                                  ------------    ------------
                  Total current assets                              21,480,155      25,093,010
                                                                  ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
          Land rights and land improvements                            736,535         736,535
          Construction in progress                                      97,341          11,737
          Equipment, furniture and fixtures                         15,022,160      14,955,236
          Building improvements                                      2,236,101       2,232,249
          Vehicles                                                     116,704         166,273
                                                                  ------------    ------------
                  Total property, plant and equipment               18,208,841      18,102,030
          Less - Accumulated depreciation and amortization          (4,830,411)     (4,407,304)
                                                                  ------------    ------------
                  Property, plant and equipment, net                13,378,430      13,694,726
                                                                  ------------    ------------

OTHER ASSETS:
          Goodwill, net of accumulated amortization of $556,635
             in 2000 and $539,827 in 1999                            1,193,365       1,210,173
          Other assets                                                 224,451         196,262
                                                                  ------------    ------------
                  Total other assets                                 1,417,816       1,406,435
                                                                  ------------    ------------

                                                                  $ 36,276,401    $ 40,194,171
                                                                  ============    ============


    The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 March 31, 2000    December 31, 1999
                                                                 --------------    -----------------
                                                                  (Unaudited)          (Audited)
CURRENT LIABILITIES:
         Accounts payable - trade                                  $  1,757,907    $  1,143,258
         Trade notes payable to bank                                    818,102       1,328,410
         Notes payable and current portion of
            long-term obligations                                     5,540,033       8,313,211
         Due to affiliate                                             1,284,911       3,210,576
         Accrued expenses                                             3,342,391       3,443,599
                                                                   ------------    ------------
                 Total current liabilities                           12,743,344      17,439,054
                                                                   ------------    ------------

LONG-TERM DEBT                                                          900,000       1,100,000
                                                                   ------------    ------------

DEFERRED TAX LIABILITY                                                  588,439         553,225
                                                                   ------------    ------------

MINORITY INTEREST IN SUBSIDIARY                                       1,698,496       1,627,080
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares
            authorized;  1,252,538 shares issued and outstanding
            in 2000 and 1999                                             12,525          12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized;  5,803,692 shares issued and
            outstanding in 2000 and 1999                                 58,037          58,037
         Additional paid-in capital                                  17,942,471      17,942,471
         Retained earnings                                            3,656,125       2,784,815
         Less - Common stock in treasury, at cost,
            130,000 shares in 2000 and 1999                          (1,323,036)     (1,323,036)
                                                                   ------------    ------------
                 Total shareholders' equity                          20,346,122      19,474,812
                                                                   ------------    ------------

                                                                   $ 36,276,401    $ 40,194,171
                                                                   ============    ============



     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Three Months
                                                                 Ended March 31,
                                                           ---------------------------
                                                              2000            1999
                                                           ------------   ------------
                                                           (Unaudited)     (Unaudited)
NET SALES                                                  $ 17,234,202   $ 17,081,747
COST OF GOODS SOLD                                           12,542,744     12,698,163
                                                           ------------   ------------
GROSS PROFIT                                                  4,691,458      4,383,584
OPERATING EXPENSES:
              Selling, general and administrative             3,545,105      2,643,972
                                                           ------------   ------------
INCOME FROM OPERATIONS                                        1,146,353      1,739,612
INTEREST EXPENSE                                                239,615        134,292
OTHER INCOME                                                        737         54,110
                                                           ------------   ------------
              Income before benefit from (provision for)
              income taxes and minority interest                907,475      1,659,430

BENEFIT FROM (PROVISION FOR) INCOME TAXES                        35,252       (406,254)
                                                           ------------   ------------

              Net income before minority interest               942,727      1,253,176

MINORITY INTEREST IN INCOME OF SUBSIDIARY                        71,417         39,528
                                                           ------------   ------------

                              Net income                   $    871,310   $  1,213,648
                                                           ============   ============

BASIC NET INCOME PER COMMON SHARE:                         $       0.13   $       0.18
                                                           ============   ============

DILUTED NET INCOME PER COMMON SHARE:                       $       0.13   $       0.17
                                                           ============   ============





    The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Three Months
                                                                              Ended March 31,
                                                                        --------------------------
                                                                           2000           1999
                                                                        ----------     -----------
                                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                    $   871,310    $ 1,213,648
          Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  Depreciation                                              485,143        353,192
                  Amortization                                               16,808         16,808
                  Deferred income taxes                                     (70,565)        61,764
                  Loss on disposal of property, plant and equipment           5,147           --
                  Changes in operating assets and liabilities:
                     Accounts receivable - trade, net                     1,418,760     (1,667,070)
                     Inventories, net                                     3,079,955       (636,969)
                     Prepaid expenses                                        95,903       (104,301)
                     Other assets                                           130,557         42,388
                     Accounts payable - trade                               614,649       (774,374)
                     Accrued expenses                                      (101,208)      (573,219)
                     Amounts due to and from affiliate                   (2,581,745)       357,012
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities     3,964,714     (1,711,121)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                             (199,062)    (1,710,001)
          Proceeds on sales of property, plant and equipment                 25,068           --
          Minority interest in subsidiary                                    71,416         39,528
                                                                        -----------    -----------
                  Net cash used in investing activities                    (102,578)    (1,670,473)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments on trade notes payable to bank                      (510,308)      (659,632)
          Net (payments) borrowings on notes payable                     (2,973,178)     3,971,162
          Net proceeds from stock option exercises                             --           80,632
                                                                        -----------    -----------
                  Net cash (used in) provided by financing activities    (3,483,486)     3,392,162
                                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   378,650         10,568

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              171,462        679,725
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   550,112    $   690,293
                                                                        ===========    ===========


     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

1.       DESCRIPTION OF BUSINESS:

         WRP Corporation (together with its subsidiaries, the "Company") markets medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality, disposable, latex examination gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its examination gloves primarily to the medical, food service, dental and retail markets.

         During the first quarter of 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. The new fiscal year will commence July 1, 2000.

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the six months ended June 30, 2000.

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

         These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At March 31, 2000, WRP Asia had a 54.2% ownership interest in the Company.

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

         In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. The Company has not made any repurchases of its Common Stock during the first quarter of 2000.

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

         Gains and losses from foreign currency exchange transactions are included in net income in the period in which they occur. During the quarters ended March 31, 2000 and 1999, the foreign exchange losses included in the determination of net income were $15,311 and $19,227, respectively.

7.       ASIAN ECONOMIC EVENTS:

         In the past, the Asian Pacific region experienced an economic situation that was characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. The Asian Pacific region has been recovering from its past economic downturn. Due to the Company's ownership interest in PT Buana, an Indonesian factory, and due to the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

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

                                    THREE MONTHS ENDED     THREE MONTHS ENDED
                                      MARCH 31, 2000          MARCH 31, 1999
                                    ------------------     -------------------
Basic weighted-average number of
    common shares outstanding        6,926,230                  6,917,475
Dilutive effect of common share
    equivalents                           --                       53,297
                                     ---------                  ---------
Diluted weighted-average number of
    common shares outstanding        6,926,230                  6,970,772
                                     =========                  =========


         At March 31, 2000, there were 6,926,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

         During the first quarter of 2000, the Board of Directors approved a resolution that all outstanding stock options at February 29, 2000 to current employees and directors be re-priced effective February 29, 2000 to $2.07, the closing price of the Company's Common Stock on that date.

9.       ACCOUNTING FOR INCOME TAXES:

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

         The Company had net operating loss carryforwards ("NOLs") at December 31, 1999 of approximately $1,975,000 which were available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOLs are subject to limitations in future years as a direct result of certain ownership changes that have occurred. The Company's Indonesian subsidiary has generated tax losses in prior years and as a result, the Company does not have any current foreign taxes payable as of March 31, 2000 and December 31, 1999. For the three months ended March 31, 2000 and 1999, the Company recorded a benefit from (provision for) income taxes of $35,252 and ($406,254), respectively.

10.      CONTINGENCIES:

         Over the last several years, several product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the first three months of 2000, the Company became an active party in nine additional product liability lawsuits and at March 31, 2000, the Company was involved in a total of 63 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

         AHPC possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of its policy. The Company believes that all legal claims are adequately provided for, and if not provided for, are without merit or involve such amounts that would not materially adversely affect the Company. However, there is not assurance that AHPC's insurance will be sufficient to meet all damages for which the Company may be held liable. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. The Company will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter.

         Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement. In connection with the loss of the Novation contract as discussed in Note 13, the Company is in the process of re-negotiating the PIE contract to allow the Company to satisfy its remaining purchase obligations over a longer period of time. The Company believes that it will successfully re-negotiate this contract and expects it to be completed in the second quarter of 2000. However, if the Company is unable to successfully re-negotiate the PIE contract, it may be obligated to purchase quantities of gloves in excess of customer demand or may be subject to certain penalties under the terms of the existing agreement, the amount of which, if any, cannot be quantified at this time.

11.      COMPREHENSIVE INCOME:

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three months ended March 31, 2000 and 1999 was equal to net income and there were no accumulated other comprehensive income items during the quarters ended March 31, 2000 or 1999.

12.      SEGMENT REPORTING:

         The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to AHPC and WRP Asia. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         The Company evaluates segment performance based on income before benefit from (provision for) income taxes and minority interest ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three months ended March 31, 2000 and 1999 for these segments:


              MARCH 31, 2000      MANUFACTURING   DISTRIBUTION    ELIMINATIONS  CONSOLIDATED
              --------------      -------------   ------------    ------------  ------------
Revenues from external customers   $ 3,082,804    $14,151,398     $     --      $17,234,202
Revenues from other operating          356,400          --          (356,400)          --
segments
Pre-tax income                         199,150        708,325           --          907,475
Total assets                        15,181,094     21,095,307           --       36,276,401


              MARCH 31, 1999             MANUFACTURING   DISTRIBUTION    ELIMINATIONS   CONSOLIDATED
              --------------             -------------   ------------    ------------   ------------
Revenues from external customers         $ 2,009,163     $15,072,584     $      --      $17,081,747
Revenues from other operating segments       460,637           --           (460,637)         --
Pre-tax income                                33,016       1,626,414           --         1,659,430
Total assets                              16,020,671      23,465,022           --        39,485,693

13.      SIGNIFICANT EVENT:

         In January 2000, the Company was notified that the group purchasing organization ("GPO"), Novation, will not renew its supply contract with AHPC. The current contract expires on April 30, 2000. The Company is focusing on converting end-users of the Novation GPO NovaPlus products to the Company's own branded product labels, Glovetex and Dermasafe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination gloves in the United States and has been in the glove business since its incorporation in January 1989.

         The Company's 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), is an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable latex exam gloves.


         During the first quarter of 2000, the Company announced that the group purchasing organization, Novation, will not renew its glove supply contract with AHPC, which expires on April 30, 2000. The Company is working towards the retention of the end user medical facilities and converting the business to AHPC's branded glove products, Glovetex and DermaSafe. Based on indications by the end user medical facilities, the Company believes that it will retain and convert about 35% of its previous Novation business.

         The Company announced in April 2000 the launch of a surgical glove line, the ProFeel brand, through a newly created surgical product division, EPIC Surgical. These new surgical products have synergy with our present customer base and allows our sales force to increase their call point and create new growth opportunities for the Company in a related and significant market sector. The ProFeel surgical glove line utilizes an advanced technology that provides outstanding tactile sensitivity which maximizes functionality in the surgical suite.

         In March 2000, the Company announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market


--------------------

(1) Forward looking statements in the Notes to the Company's financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs, and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. The Company has not made any Common Stock repurchases during the first quarter of 2000 and may begin to make stock repurchases in the second quarter 2000.

         During February 2000, our Board of Directors approved a change in our fiscal year-end from December 31 to June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. The fiscal year-end change will be effective June 30, 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

         The Company's net sales are derived from the sale of finished product, net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's examination glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $17,234,202 and $17,081,747 for the three months ended March 31, 2000 and 1999, respectively. This represents a 1% increase in glove sales in the first quarter of 2000 over the comparable period in 1999.

         Sales were relatively flat quarter over quarter due to a reduction in sales of Novation NovaPlus brand products. The reduction in NovaPlus branded product sales was partially offset by an increase in the AmeriNet group purchasing organization product sales which were launched in the third quarter of 1999. AmeriNet sales totaled approximately $770,000 during the first quarter of 2000. Further offsetting the reduction in NovaPlus product sales was an increase in the foodservice division sales and PT Buana sales. PT Buana operated at full capacity during the first quarter of 2000 and all of its production was sold in the period.

         The Company is increasing powder-free and non-latex glove sales as the exam glove market continues to move toward these products and away from powdered exam gloves. AHPC's sales of powder-free and synthetic exam gloves were approximately 75% of sales in the three months ended March 31, 2000 versus 70% in the comparable period in 1999. The Company expects that this trend will continue in 2000. During the three months ended March 31, 2000, two of AHPC's distributors accounted for more than half of glove sales. These two diversified distributors have several branches located throughout the U.S. and distribute the Company's products to numerous medical and food service facilities nationwide. The ultimate end users of the Company's product are these various medical facilities, food service organizations and professionals, who purchase the product from these distributors.

         Cost of goods sold as a percentage of net sales for the three months ended March 31, 2000 was 72.8%, compared to 74.3% for the comparable period in 1999. The gross profit percentage increased from 25.7% in the first quarter of 1999 to 27.2% in the same period of 2000. This increase in gross profit margin is primarily attributed to reductions in glove purchase prices and an increased mix of higher margin powder-free gloves sales, offset by reduced sell prices. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition, the price of latex and other factors.

         Selling, general and administrative expenses increased by 34% from $2,643,972 for the three months ended March 31, 1999 to $3,545,105 for the three months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased from 15.5% for the three months ended March 31, 1999 to 20.6% for the three months ended March 31, 2000. This increase of $901,133 in selling, general and administrative expenses is primarily attributable to an increase in selling compensation related costs and travel related costs of $655,800 associated with the Company's 1999 expansion of its sales force. There was also an increase in depreciation expense of $56,500 associated with the Company's computer system placed in service during 1999. The Company made an investment in its sales force in 1999 to support its expansion plans. Because of the loss of the Novation contract, the Company is strategically planning and evaluating its manpower needs to maximize sales productivity per sales representative. Accordingly, the Company expects that its selling, general and administrative expenses may decline in absolute dollars, but may increase as a percentage of net sales in subsequent quarters of this year as the business transitions to overcome the loss of the Novation contract.

         Income from operations decreased by 34% from $1,739,612 for the three months ended March 31, 1999 to $1,146,353 for the three months ended March 31, 2000. Operating margins decreased from 10.2% in the 1999 period to 6.7% in the 2000 period. The Company's EBITDA was $1,648,304 for the first quarter of 2000 compared to $2,109,612 in the comparable 1999 quarter. These reductions in operating margin and EBITDA reflect the aforementioned factors.

         Interest expense increased in the first quarter of 2000 to $239,615 compared to $134,292 in the first quarter of 1999. This 78% increase is attributable to increased line of credit borrowings in the second half of 1999 used to finance its increased inventory levels in 1999. We anticipate that interest expense in future periods may decline, as the Company has significantly reduced its inventory levels and line of credit debt during the first quarter of 2000.

         Other income consists of rental income, interest income and miscellaneous income. Other income decreased by $53,373 from the first quarter of 1999 compared to the first quarter of 2000. This decrease is due to the expiration in 1999 of all rental leases and subleases for previous executive offices.

         The Company recorded a foreign currency exchange loss of $15,311 in the first quarter of 2000 versus a foreign exchange loss of $19,277 in the comparable period in 1999, from its Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian Rupiah, an exchange gain or loss will be incurred. These foreign currency exchange losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange losses or gains in the future.

         Indonesia continues to be exposed to economic instability, which is characterized with fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. Improvement of the Indonesian economic situation is progressing due to the measures that are being taken by the government of Indonesia. It is not possible to determine if the economic recovery will continue. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         The benefit from (provision for) income taxes for the three months ended March 31, 2000 and 1999 was $35,252 and ($406,254), respectively. This change in income taxes is primarily attributed to the reduction of pre-tax income generated in the U.S. during the first quarter of 2000 compared to the same period in 1999 and due to PT Buana recording deferred tax assets of $160,319 during the first quarter of 2000 associated with its prior years tax losses. The Company's U.S. operations generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1,975,000 is remaining at December 31, 1999. The NOL's are limited for the year 2000, however, the Company was able to utilize a portion of the NOL in the first quarter of 2000 which reduced its U.S. federal tax provision. The Company's Indonesian subsidiary, PT Buana, has generated tax losses in prior years and does not have a provision for current income taxes during the three months ended March 31, 2000.

         The minority interest in income of subsidiary represents the non-owned 30% profit from PT Buana. The minority interest in income of PT Buana was $71,417 during the first three months of 2000 compared to $39,528 the same period in 1999. During the first quarter of 2000, PT Buana's profitability increased due to increased production output and increased sales volume.

         For the three months ended March 31, 2000, net income for the Company was $871,310, compared to net income of $1,213,648 in the same period of 1999. Diluted earnings per share for the three months ended March 31, 2000 and 1999 were $0.13 and $0.17, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at March 31, 2000 was $550,112 an increase of $378,650 from $171,462 at December 31, 1999. The Company experienced an increase in cash flows in the first quarter of 2000 primarily from cash provided by operating activities, offset by uses of cash in financing and investing activities.

         The Company's operations generated cash of $3,964,714 during the first quarter of 2000 as a result of net income of $871,310 plus non-cash depreciation of $485,143 and a decline in inventories and accounts receivable, offset by net reductions in the amount owed to our majority shareholder, WRP Asia.

         Net trade accounts receivable at March 31, 2000 decreased by 18% to $6,550,609 from $7,969,369 at December 31, 1999. This decline of $1,418,760 is primarily due to a record sales month in December 1999 as customers were preparing for the year 2000 rollover and any unknown events associated with it.

         Net inventories at March 31, 2000 decreased by 24% to $9,850,614 from $12,930,569 at December 31, 1999. This decline of $3,079,955 is primarily due to the reduction in NovaPlus brand inventory levels associated with the loss of the Novation group purchasing organization supply contract. The Company has been strategically reducing its NovaPlus inventory levels in preparation of the cessation of this contract.

         During the quarter ended March 31, 2000, the cash generated from operations was used primarily for debt repayments. The Company used cash in financing activities of $3,483,486 during the first quarter of 2000 comprised of net reductions on notes payable and line of credit debt of $2,973,178 and net reductions in letter of credit obligations of $510,308.

         During the three months ended March 31, 2000, the Company used cash in net investing activities of $102,578. The Company spent $199,062 for capital expenditures during the quarter primarily at PT Buana, the Indonesian manufacturing plant, for capital improvements.

         On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (8.55% at March 31, 2000). At March 31, 2000, AHPC had outstanding $4,772,907 on the revolving line of credit and $818,102 of letter of credit liabilities under the credit facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of Common Stock of the Company at an exercise price of $22.20 per share. At March 31, 2000 and December 31, 1999, the total outstanding debt associated with these debentures was $1,500,000 and $1,700,000, respectively. During the first quarter of 2000, the Company repaid $200,000 against this debt. The Company anticipates repayments of $600,000 within the next twelve months and has classified $900,000 of this debt as long-term at March 31, 2000.

         The Company currently expects to have cash needs during 2000 and beyond, in addition to funding the growth of the existing glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new products such as surgical gloves; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the hiring of additional marketing staff; (iv) the hiring of additional support staff; (v) the expansion of the manufacturing facility in Indonesia; (vi) purchasing our Common Stock in connection with our stock repurchase program; and (vii) possible acquisitions. The Company believes that its cash and cash generated from future operations plus its credit facility will be sufficient to fund the Company's ongoing operations.

YEAR 2000

         In preparation for the rollover to the year 2000, the Company initiated a year 2000 readiness project, the scope of which included the following steps: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer, local area network and wide area network platforms; addressing issues related to non-IT imbedded software and equipment; and addressing the compliance of key suppliers and customers. The Company did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to the Company's ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant. The Company is currently not aware of any significant Year 2000 or similar problem that may have arisen with our key customers, suppliers or other significant third parties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. The Company has not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. The Company estimates that the fair value of each debt instrument approximated its market value at March 31, 2000.

         The Company is subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at March 31, 2000 approximated its fair value.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K on March 10, 2000 wherein it disclosed information on Item 5, Other Events and
                  Item 8, Change in Fiscal Year.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WRP Corporation
                                                (Registrant)

Date:    May 3, 2000                            By: /s/ Kenneth Ling
                                                   -------------------------


                                                Name:  Kenneth Ling
                                                Title: Chief Financial Officer