Form 10-K
period 2000-06-30
WRP CORP
filed 2000-09-28
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 2000 to June 30, 2000
                                        ---------------    -------------

                         Commission file number 0-17458

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

                         500 PARK BOULEVARD, SUITE 1260
                                ITASCA, IL 60143
                    ----------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on September 19, 2000: $4,655,838.

         At September 19, 2000, 5,603,892 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                 WRP CORPORATION
                                    FORM 10-K
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I                                                                                                       PAGE
                                                                                                             ----
ITEM 1.              BUSINESS.................................................................................1
ITEM 2.              PROPERTIES...............................................................................5
ITEM 3.              LEGAL PROCEEDINGS........................................................................6
ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................8

PART II

ITEM 5.              MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS......................................................................9
ITEM 6.              SELECTED FINANCIAL DATA..................................................................10
ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................................................11
ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK..............................................................................21
ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................26
ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................................................27

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................27
ITEM 11.             EXECUTIVE COMPENSATION...................................................................31
ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT...........................................................................35
ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................35

PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K...................................36

                                     PART I

ITEM I.  BUSINESS(1)

GENERAL

         WRP Corporation is a leading marketer of medical examination and surgical gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We are also a manufacturer of high quality disposable latex examination gloves through our 70% owned Indonesian manufacturing facility. We were reincorporated in Maryland in December 1995 and have been involved in several business operations. Since July 1, 1997, we have been solely focused on the glove business and all other business activities ceased. In June 1997, we discontinued our sales of Playboy condoms after we reached an agreement with Playboy Enterprises, Inc. to terminate its license agreement under which we distributed condoms in 15 countries.

         In October, 1995, we acquired a 70% interest in an Indonesian latex examination glove manufacturing plant, PT WRP Buana Multicorpora ("PT Buana"), which was in the start-up phase of operations at that time. We purchased PT Buana from MBf International Limited ("MBf International"), a Hong Kong corporation, which was a subsidiary of MBf Holdings Bhd. ("MBf Holdings"), a Malaysian publicly traded company which was listed on the Kuala Lumpur Stock Exchange. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996. During 1999, PT Buana purchased machinery and equipment which enabled the factory to manufacture powder-free latex exam gloves.

         On February 27, 1992, we acquired AHPC from MBf International. As a result of such acquisition, MBf International acquired control of us by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of a majority of our Board of Directors.

         The Series A Common Stock is substantially the same as our Common Stock except that each share of Series A Common Stock is convertible into one share of our Common Stock and the Series A Common Stock entitles the holder to elect all Class A directors, which represent a majority of our Board of Directors.

----------

(1) Some of the statements included in Item 1, "Business", may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstance.

         Readers should carefully review the items included under the subsection "Risks Affecting Forward Looking Statements and Stock Prices" set forth under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" as they relate to forward looking statements since actual results could differ materially from those projected in the forward looking statements.

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

         These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. At June 30, 2000, WRP Asia had a 54.6% ownership interest in us.

         WRP Asia is one of the world's leading manufacturers of high quality disposable gloves, primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC has been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years and continues to do so.

         At December 31, 1998, MBf International owned 1,682,275 shares of our Common Stock which represented a 24.4% ownership interest in us at that time. In January 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating any ownership interest in us.

         As of September 19, 2000, the shares of Series A Common Stock issued to WRP Asia constituted 18.3% of the total combined issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership in us by WRP Asia of 54.7% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination and surgical gloves used primarily in the medical, foodservice, dental and retail industries. Gloves marketed by AHPC are manufactured by PT Buana, WRP Asia and other third parties. Gloves are marketed by AHPC under the brand names "DermaSafe(R)", "Glovetex(R)", "ProFeel(R)" and "SafePrep(TM)" to medical/surgical distributors, dental distributors, nursing homes and foodservice distributors. AHPC also sells gloves to other companies which market the gloves under their own brand names or "private labels." The gloves are sold in cases which are generally comprised of 10 boxes with 100 gloves per box.

         During April 2000, AHPC announced the launch of a surgical glove line under the "ProFeel(R)" brand label. Surgical glove sales are expected to begin in October 2000. Expansion of the product line into other products is planned and AHPC has identified for possible introduction in the future such products as dry wipe towels for use in the foodservice market and other products related to safety and contamination control. For the six months ended June 30, 2000, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 27%, 48% and 25%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

         Manufacturing Operations. The production of latex gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia and Indonesia. Once gathered, the raw latex is sent to a centrifuge where the latex is concentrated. PT Buana purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a proprietary formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles which can create pinholes. Glove-making formers, which are in five sizes and designed for the American hand, are dipped in the latex compound. The formers are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

         The PT Buana factory, which is 70% owned by us, has a production capacity of approximately 840,000,000 latex gloves per year. The factory can be expanded with additional manufacturing equipment to double its production capacity. Prior to 1999, PT Buana manufactured only powdered latex exam gloves. During the second quarter of 1999, PT Buana began purchasing and installing chlorination equipment which enables the factory to produce powder-free latex gloves. PT Buana has the capability to produce powder-free latex gloves equal to approximately 50% of its total production capacity. PT Buana will continue to produce powdered latex exam gloves to meet existing demand for these products and will increase its powder-free glove production capabilities as needed. The benefit to manufacturing powder-free exam gloves is increased profit margins over powdered gloves and alignment with market trends towards powder-free gloves.

         Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected and a sample of gloves from each batch is tested in the laboratory for leakage and visual defects.

         Gloves are packaged in non-fibrous cases and then shipped either to a leased warehouse in Itasca, Illinois, or to public warehouses located in Nevada, Georgia, California, Wisconsin or Maryland, where they are warehoused for delivery to medical, surgical, dental, nursing home and foodservice dealers.

         Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and an unrelated Malaysian glove manufacturer supplied AHPC with its powdered latex gloves inventory during the six months ended June 30, 2000. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year. During 1999, AHPC negotiated with this factory to reduce the minimum monthly quantity of gloves to be purchased and extended the distribution agreement through July 2001.

         Latex Powder-Free Examination and Foodservice, Nitrile and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from WRP Asia. In addition, WRP Asia supplies AHPC with its nitrile gloves and will supply the Company with all its latex surgical glove needs. AHPC also purchases latex powder-free gloves from PT Buana.

         Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex examination and foodservice gloves from two unrelated suppliers in Taiwan and China.

         Non-Latex Surgical Glove Supplier. AHPC entered into an agreement to purchase its non-latex surgical gloves from an unrelated supplier in Canada.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors and major retail outlets. The principal methods of marketing are trade shows, telesales, advertising, seminars, direct mail and brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives, tele-sales staff and an in-house sales and marketing staff to cover the U.S.

         FDA Regulation of Examination Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the U.S. Food and Drug Administration ("FDA"). Included within such procedures are minimum testing requirements, as well as FDA current Quality Systems Regulations and American Society for Testing and Materials ("ASTM") standards.

         Competition. The market for examination gloves is highly competitive. With the discovery of the Acquired Immune Deficiency Syndrome/HIV virus ("AIDS") in the 1980's, and the perception of the latex glove as being a barrier to infection from AIDS and other communicable diseases, several companies entered the glove industry, many of which failed or were acquired by other companies. Further consolidation of companies in the industry may be expected to occur in the future. The primary means of competition are price, product quality, service, product availability and the reliability of the manufacturer.

         Customers. During the six months ended June 30, 2000, two of AHPC's national customers, Owens & Minor, Inc. and Sysco Corporation, accounted for 30% and 45%, of net sales, respectively. The loss of either of such customers would have a materially adverse effect on us. However, our products are ultimately distributed by these two diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of medical facilities and foodservice organizations throughout the United States. The ultimate end user of our products are the medical facilities, foodservice organizations, professionals and individuals.

         Patents and Trademarks. AHPC owns the trademarks "Dermasafe" and "Glovetex", which are registered in the United States. AHPC is currently in the process of registering the trademark name "SafePrep." AHPC's surgical glove line will utilize the trademark name "ProFeel," which is a registered name owned by WRP Asia.

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

         Suppliers. Prior to October 1996, condoms bearing the Playboy(R) brand name and rabbit-head design were manufactured primarily by MBf Personal Care Sdn. Bhd. ("MBf Personal Care"), a Malaysian company owned indirectly by MBf Holdings, which accounted for 95% of the condoms sold. Subsequent to October 1996, we purchased condoms from an unrelated manufacturer following the sale of MBf Personal Care by its parent.

EMPLOYEES

         As of June 30, 2000, our U.S. operations employed a total of 67 full-time and one part-time employee. AHPC also uses the services of one manufacturer sales representative organization and 12 broker representative organizations which do not work exclusively for AHPC and which are paid on a commission basis. Our 70% owned Indonesian subsidiary, PT Buana, employed 1,002 full-time and part-time workers in its factory and administrative staff as of that date. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

INVESTMENT IN LSAI

         In connection with the sale of the operations of LSAI (a drug testing business purchased by certain members of former management), we received stock of LSAI. During 1998, we sold all remaining shares of LSAI and thus have entirely liquidated our investment in LSAI.


ITEM 2.  PROPERTIES

         Our principal executive and administrative office is located in Itasca, Illinois. The lease term for this location, which was approximately five years, commenced on March 1, 1995 and expired in May 2000. We are currently on a month-to-month lease arrangement at the expired monthly lease rate. The first six months of 2000 lease cost was approximately $78,000. We expect to enter into a new lease agreement for this office during the second half of 2000.

         In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and expires in July 2004. The annual rental expense for this lease is approximately $316,700 per year.

         AHPC also uses public warehouse facilities, as needed, to store its inventory in Sparks, Nevada, Atlanta, Georgia, Union City, California, Fond Du Lac, Wisconsin and Baltimore, Maryland. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In February 1999, AHPC entered into a three-year lease agreement for 1,877 square feet of office space located in San Diego, California to service our TeleSales operations office. The lease term for this office space commenced on June 1, 1999 and expires in May 2002. The current rental expense for this lease is approximately $30,500 per year, with annual increases of approximately 3.5% per year.


ITEM 3.  LEGAL PROCEEDINGS

         At June 30, 2000, we, AHPC and PT (jointly the "WRP Defendants"), had a total of 61 latex glove product liability suits pending against us throughout the United States. Management believes all legal claims are adequately provided for and, if not provided for, are without merit or involve such amounts that would not materially adversely affect the Company. We were an active defendant in three claims, AHPC in 35 claims and PT Buana in three claims. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in 14 suits; AHPC was joined as a third party defendant in six claims by distributors of AHPC latex gloves (collectively the "Vendors").

         All of the claims involve plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex gloves products. In each of the claims, the WRP Defendants are one of several glove distributors and manufacturers named in the suits. Each of the claims allege damages of an unspecified amount and is in a different stage of discovery or other pre-trial proceeding. One of the claims is scheduled for trial in California in October 2000. It is not currently possible to determine a favorable or unfavorable outcome for the WRP Defendants in any of the claims.

         Subsequent to June 30, 2000, AHPC was served with one additional product liability lawsuit and agreed to defend and indemnify VHA in two additional suits. In each of these claims the plaintiff alleged damages associated with the use of or exposure to latex gloves. AHPC is one of several defendants named in each of the suits.

         AHPC possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of the policies. Management believes all legal claims are adequately provided for and, if not provided for, are without merit or involve such amounts that would not materially adversely affect the Company. However, there is no assurance that

AHPC's insurance will be sufficient to meet all damages for which AHPC may be held liable. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition.

         AHPC will vigorously contest any latex claim initiated against it but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. During the six months ended June 30, 2000, AHPC and the Vendors were dismissed from ten latex gloves product liability claims.

         From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At September 19, 2000, we are not party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on June 21, 2000. The purpose of the Annual Meeting was to consider the vote on the following matters:

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

                            Class A Director Nominees

                                 Kamaruddin Taib
                                Richard C.M. Wong
                                Edward J. Marteka
                                  Kwong Ann Lew
                               George Jeff Mennen
                                 Richard Swanson

                            Class B Director Nominees

                                Robert J. Simmons
                                 Don L. Arnwine

         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

                                    For            5,210,622
                                Against                    0
                                Abstain               50,770
                              Non-votes              407,300

2. To concur in the selection of Arthur Andersen LLP as independent auditor for the six months ending June 30, 2000. The vote of the Shareholders was as follows:

                                    For            6,471,063
                                Against               42,430
                                Abstain                  437
                              Non-votes              407,300

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

                               COMMON STOCK PRICES

PERIOD ENDED:

                                LOW                HIGH
                                ---                ----
JUNE 30, 2000
-------------
2nd quarter                    $  1.13           $  2.00
1st quarter                    $  1.75           $  2.38


DECEMBER 31, 1999
-----------------
4th quarter                    $  2.00           $  3.75
3rd quarter                    $  3.50           $  5.88
2nd quarter                    $  5.25           $  7.19
1st quarter                    $  4.88           $  7.88

DECEMBER 31, 1998
-----------------
4th quarter                    $  4.75           $  7.00
3rd quarter                    $  4.28           $  6.87
2nd quarter                    $  5.50           $  7.37
1st quarter                    $  3.06           $  5.87


         There were approximately 300 shareholders of record of our Common Stock as of September 19, 2000. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

         We have not paid a dividend with respect to the Common Stock. We expect to reinvest our earnings for expansion of our operations and do not intend to pay a dividend in the forseeable future.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the six months ended June 30, 2000, we purchased 47,500 shares of our Common Stock under this program. Subsequent to June 30 through September 19, 2000, we purchased 22,300 shares of our Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of WRP Corporation presented below for the six months ended June 30, 2000 and 1999 and for the five calendar years ended December 31, 1999 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                         SIX MONTHS ENDED
                                         JUNE 30, 2000(1)                    FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------   ------------------------------------------------------
(In thousands except per share amounts)   2000        1999      1999        1998      1997        1996        1995
                                         ------------------   -------     --------  --------    --------    --------
STATEMENT OF OPERATIONS DATA:

 Net sales*                              $ 31,737  $ 30,946    $ 65,280  $ 64,968   $ 51,403    $ 45,811     $ 39,789
 Gross profit                               9,040     8,088      16,635    18,111     10,643       7,453        3,611
 Selling, general & administrative
  expenses*                                 6,997     5,484       6,160    12,295      9,955       8,227        6,684
 Restructure charge                          --        --          --          --         --          --        1,809

Minority interest in loss (income)
of subsidiary, net of tax                    (207)      128          97      (594)      (300)        (78)          (2)

Income (loss) from continuing operations
before loss from discontinued operations    1,420     1,324       2,453     5,879      1,249        (248)      (4,093)

Loss from discontinued operations            --        --          --          --       (784)       (917)        (771)

 Net income (loss)                       $  1,420  $  1,324    $  2,453  $  5,879   $    466    $ (1,165)    $ (4,864)

PER SHARE DATA:

 Diluted earnings (loss) per share       $   0.21  $   0.19    $   0.35  $   0.93   $   0.11    $   (.32)    $  (2.00)

BALANCE SHEET DATA (END OF PERIOD):

Total assets                             $ 35,854  $ 42,631    $ 40,194  $ 35,800   $ 29,531    $ 27,514     $ 26,373
Long-term debt                           $    750  $  1,477    $  1,100  $  1,669   $  5,648    $  7,098     $ 10,343
Total shareholders' equity               $ 20,827  $ 18,346    $ 19,475  $ 16,941   $  4,313    $  3,531     $  1,320



* The 1995 through 1997 figures have been restated to reflect rebates as a reduction of net sales to conform to the 2000, 1999 and 1998 presentation for comparability purposes.

(1) In 2000, we elected to change our reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 2000 represents a six-month transition period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(2)

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination and surgical gloves and foodservice gloves in the United States. We have been in the glove business since our incorporation in January 1989. For the six months ended June 30, 2000, we recorded net glove sales of over $31.7 million.

         Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves.

         PT Buana sold over 24% of its production to AHPC during the six months ended June 30, 2000 as compared to 16% during the same period in 1999. PT Buana recorded glove sales totaling $7.3 million and $5.2 million during the six months ended June 30, 2000 and 1999, respectively. PT Buana's remaining production was primarily sold to WRP Asia. All significant inter-company transactions and sales have been eliminated in consolidation.

         This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the six months ended June 30, 2000 and 1999 and for the years ended December 31, 1999, 1998 and 1997 include our results of operations and statements of cash flows, as well as for AHPC and PT Buana.

         During the six months ended June 30, 2000, several significant events transpired. In January, we announced that the group purchasing organization, Novation, will not renew its glove supply contract with AHPC, which expired on April 30, 2000. We have been working toward the retention of the end user medical facilities as our clients and converting business to AHPC's branded glove products, DermaSafe and Glovetex. Through June 30, 2000, we have converted over 35% of this business. We are emphasizing our own brand products which creates brand loyalty and awareness in the marketplace.

         During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-K represents a transition period report covering the period January 1, 2000 through June 30, 2000. The first full year to be reported on a fiscal year basis will be for the twelve-month period ended June 30, 2001.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our publicly traded Common Stock. These purchases may be made in

----------

(2) Forward looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements, including the factors set forth below under the heading "Risks Affecting Forward Looking Statements and Stock Prices." We caution investors that our business is subject to significant risks and uncertainties.

the open market and in block transactions over a two-year period. The program is subject to market conditions as well as other investment options that we may consider to enhance shareholder value. During the six months ended June 30, 2000, we repurchased 47,500 shares of our Common Stock under this program.

         We announced in April 2000 the launch of a surgical glove line, the ProFeel(R) brand, through a newly created surgical product division, EPIC Surgical. These new surgical products have synergy with out present customer base and allow our sales force to increase their call point and create new growth opportunities in a related and significant market sector. The ProFeel(R) surgical glove line utilizes an advanced technology that provides outstanding tactile sensitivity which maximizes functionality in the surgical suite. We anticipate sales of our surgical gloves to commence in October 2000.

         In July 2000, we announced our partnership with Owens & Minor, Inc. through an enhanced logistics agreement as well as an e-commerce strategic alliance, called eMedExpress. We believe that this partnership should expand our market share through more efficient warehousing and distribution and through an e-commerce platform. We believe that our customers will benefit from the eMedExpress business model as costs are taken out of the supply chain through the streamlining of distribution costs.

         We are continuing to evaluate and investigate new products to compliment our glove product line. We have plans to develop and introduce other new products in the near future, including dry wipe towels and possibly other infection control and safety products.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.


                                                 SIX MONTHS ENDED          FOR THE YEAR ENDED
                                                      JUNE 30,                DECEMBER 31,
                                                 -----------------     --------------------------
                                                   2000      1999       1999      1998      1997
                                                 --------   ------     ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Net sales                                          100.0%    100.0%    100.0%    100.0%    100.0%
Cost of goods sold                                  71.5      73.9      74.5      72.1      79.3
                                                   -----     -----     -----     -----     -----
Gross profit                                        28.5      26.1      25.5      27.9      20.7
Selling, general & administrative expenses          22.1      17.7      18.8      15.3      16.0
                                                   -----     -----     -----     -----     -----
Income from operations                               6.4       8.4       6.7      12.6       4.7

Interest (expense) / other income, net              (1.2)     (0.8)     (1.3)     (1.2)     (2.3)
Provision for (benefit from) income taxes           --        (3.7)      1.8       1.5      (0.6)
Minority interest in loss (income) of subsidiary    (0.7)      0.4       0.2      (0.9)     (0.6)
Net loss from discontinued operations               --        --        --        --        (1.5)
                                                   -----     -----     -----     -----     -----

Net income                                           4.5%      4.3%      3.8%      9.0%      0.9%
                                                   =====     =====     =====     =====     =====

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         The Company's net sales are derived from the sales of finished product, net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the six months ended June 30, 2000 were $31,737,482, which represents a 2.6% sales growth over the comparable 1999 period with net sales of $30,946,476. The increase in net sales is attributed to an increase in external sales by PT Buana, our Indonesian manufacturing plant, a better than expected retention of glove sales from the Novation contract medical facilities after its expiration in April 2000, as well as an increase in the AmeriNet group purchasing organization and foodservice product sales, which commenced in the third quarter of 1999. Additionally, the 1999 six-month period included a nonrecurring sales reduction of approximately $2.3 million associated with a change to an inventory consignment arrangement with a major foodservice customer.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased 0.7% from $22,858,509 for the six month period ended June 30, 1999 to $22,697,004 for the six months ended June 30, 2000. As a percentage of net sales, cost of goods sold decreased from 73.9% for the six months ended June 30, 1999 to 71.5% for the six months ended June 30, 2000; the gross profit percentage increased from 26.1% in the first half of 1999 to 28.5% in the same period of 2000. The Company's gross profit margin was favorably impacted by reduced glove purchase prices, improved manufacturing margins obtained from full capacity operating efficiencies at PT Buana during the first half of 2000, and a more favorable product mix, offset by lower selling prices. The Company continues to expect its gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 27.6% from $5,484,190 for the six months ended June 30, 1999 to $6,996,574 for the six months ended June 30, 2000. As a percentage of net sales, SG&A expenses increased from 17.7% for the six months ended June 30, 1999 to 22.1% for the six months ended June 30, 2000. This increase of $1,512,384 in SG&A expenses is primarily attributable to an increase in selling compensation related costs of $968,300 associated with the 1999 expansion of our sales force. We made an investment in our sales force in 1999 to support our expansion plans. Because of the loss of the Novation contract, we are strategically planning and evaluating our manpower needs to maximize sales productivity per sales representative. We also incurred increased selling expenses from higher levels of advertising, marketing, promotions and tradeshow costs of $289,300, as well as travel costs which increased by $89,400. There was also an increase in depreciation expense of $47,300 associated with our computer system placed in service in 1999.

         Income from operations decreased by 21.5% from $2,603,777 for the six months ended June 30, 1999 to $2,043,904 for the six months ended June 30, 2000. Operating margins decreased from 8.4% in the 1999 period to 6.4% in the 2000 period. For the six months ended June 30, 2000 and 1999, EBITDA was $3,073,637 and $3,577,201,
respectively.

         Interest expense increased in the first half of 2000 to $416,429 compared to $374,692 in the first half of 1999. This 11.1% increase is attributable to increased line of credit borrowings in the second half of 1999 used to finance increased inventory levels.

         Other income consists of rental income, interest income and miscellaneous income. Other income decreased by $103,537 from the first half of 1999 compared to the first half of 2000. This decrease is due to the expiration in 1999 of all rental leases and subleases associated with previous executive offices.

         We recorded a foreign currency exchange loss of $6,223 in the first half of 2000 versus a foreign exchange gain of $9,021 in the comparable period in 1999, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. Foreign currency exchange gains and losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future.

         Indonesia continues to be exposed to economic and political instability, which is characterized with fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. Our financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         The provision for income taxes for the six months ended June 30, 2000 and 1999 was $22,769 and $1,159,051, respectively. This decline in income tax expense of $1,136,282 is primarily due to a reduction of pre-tax income generated in the U.S. during the first half of 2000 compared to the same period in 1999. Also, PT Buana recorded deferred tax assets during the first half of 2000 associated with its prior period tax losses and recorded a tax benefit of $161,979 during the period. In addition, we were able to utilize prior year net operating loss carry-forwards (NOL's) of approximately $650,000 during the six months ended June 30, 2000 and 1999. Lastly, PT Buana recorded a significant income tax expense of $480,051 during the first half of 1999 as a result of the Indonesian rupiah strengthening against the U.S. dollar, which created a large unrealized foreign currency gain on PT Buana's tax reporting rupiah financial statements. Due to this additional income tax expense, the effective tax rate in the first half of 1999 is greater than U.S. statutory corporate income tax rates. At June 30, 2000, we had NOL's of approximately $1.3 million, which will be available to reduce future U.S. federal taxable income.

         For the six months ended June 30, 2000, net income for the Company was $1,420,262 compared to net income of $1,324,270 in the same period of 1999. Diluted earnings per share for the six months ended June 30, 2000 and 1999 were $0.21 and $0.19, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         The results of operations for 1999 and 1998 include only the revenue and expenses of the glove business. Net sales include glove sales from AHPC's examination glove product line and external exam glove sales from PT Buana. Net sales totaled $65,290,104 and $64,968,401 for the years ended December 31, 1999 and 1998, respectively. This increase represents less than a 1% increase in glove sales in 1999 over 1998. Sales for the year ended December 31, 1999 were reduced by $2.3 million as we changed to a consignment inventory arrangement with a key food service customer in the second quarter. The medical division experienced average sale price reductions of 8% during 1999 due to a sharp decline in the price of raw material latex and competitive forces. The medical division experienced a 16.1% increase in case volume over 1998 and product mix continues to reflect increased powder-free latex and synthetic glove sales.

         Cost of goods sold increased 3.8% from $46,857,229 for the year ended December 31, 1998 to $48,645,076 for the year ended December 31, 1999. As a percentage of net sales, cost of goods sold increased from 72.1% for the year ended December 31, 1998 to 74.5% for the same period in 1999. The primary factors associated with the increase in cost of goods sold as a percentage of net sales were lower average selling prices, increased warehousing costs associated with higher inventory levels, the change to consignment inventory and increased ocean freight rates, partially offset by an increased mix of higher margin powder-free glove sales and reductions in glove purchase prices from manufacturers. As a result of the above factors, our gross profit decreased 8.2% from $18,111,172 for the year ended December 31, 1998 to $16,635,028 for the year ended December 31, 1999.

         During the third quarter of 1999, the Indonesian factory, PT Buana, completed its installation of chlorination equipment used for the manufacturing of latex powder-free gloves, which produce a higher gross profit margin than powdered gloves. PT Buana produced only a small quantity of powder-free gloves in the second half of 1999, as it was selling its product on a trial basis in the European market prior to selling to the U.S. market.

         The domestic market for exam gloves is converting from latex powdered to latex powder-free gloves and to synthetic gloves. This move is a result of greater user receptivity to powder-free gloves. The chlorination process used to make powder-free gloves reduces the protein content in latex and eliminates the powder, which also carries proteins. Due to customer demand, we are providing and selling more latex powder-free exam gloves and synthetic gloves. We expect that this trend will continue. Our sales of latex powder-free exam gloves and synthetic gloves were approximately 73% of sales in 1999 versus 63% in 1998.

         Selling, general and administrative ("SG&A") expenses increased by 23.5% from $9,954,785 in 1998 to $12,295,192 in 1999. As a percentage of 1999 net sales, SG&A expenses increased to 18.8% in 1999 compared with 15.3% in 1998. This increase of $2,340,407 in SG&A expenses is primarily attributable to an increase in selling compensation related costs of $1,298,900 due to the planned expansion of our telesales and medical sales force, additional travel, telephone and sample expense of $321,000 associated with the larger sales staff and an increase in depreciation expense and consulting fees of $362,000 associated with our recently implemented computer system.

         Income from operations decreased by 46.8% from $8,156,387 for 1998 to $4,339,836 for 1999. Operating margins decreased from 12.6% in the 1998 period to 6.7% in the 1999 period.

         Interest expense decreased from $1,192,405 during 1998 to $984,159 in 1999. This decrease in interest expense of $208,246 is due to (i) approximately $7.5 million of PT Buana's debt having been repaid in 1998 as Indonesian interest rates were very high and (ii) our new debt agreement entered into on December 1, 1998 carries a lower rate than the previous debt facility, offset by increased borrowings in 1999 on the line of credit used to finance its increased inventory levels and capital expenditures. The 1998 PT Buana debt repayments were made with our proceeds from the sale of Common Stock to WRP Asia on March 31, 1998. All inter-company interest income and interest expense is eliminated in consolidation.

         Other income consists of rental income, interest income and miscellaneous income. Other income for the year ended December 31, 1999 was $166,155 compared to $461,386 for the comparable period in 1998. This decrease in other income of $295,231 is primarily due to the disposal of the investment in LSAI in 1998, which generated a gain of $168,375.

         The provision for income taxes increased from $952,146 for the year ended December 31, 1998 to $1,166,121 for the year ended December 31, 1999. The 1998 income tax provision is less than the U.S. statutory rates. During the first quarter of 1998, we had net operating loss carry-forwards ("NOL's") which were used to reduce taxable income for that period. In accordance with tax regulations, usage of the NOL's is subject to limitations if certain ownership changes occur. Due to the WRP Asia ownership change on March 31, 1998, our NOL's became limited and subsequent to that date, we began recording a provision for income taxes. At December 31, 1999, we had NOL's of approximately $1.975 million, which will be available to reduce federal taxable income in the U.S. in future periods not to exceed approximately $1.3 million per year.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         The results of operations for 1998 and 1997 include only the revenue and expenses of the glove business. The discontinued operations of the Playboy(R) condom business are reflected in the net loss from discontinued operations as separate line items in the consolidated statements of operations.

         Net sales include glove sales from AHPC's examination glove product line and external powdered exam gloves sales from PT Buana. Net sales totaled $64,968,401 and $51,402,691 for the years ended December 31, 1998 and 1997, respectively. This increase represents a 26.4% increase in glove sales in 1998 over 1997. This increase is attributable to AHPC's more developed customer relationships and increased PT Buana sales to external customers, the introduction of new products, growth in markets for its products and a shift in the product mix toward higher priced products, particularly powder-free exam gloves.

         Revenues from the Playboy(R) condom business were $376,422 for the year ended December 31, 1997. These revenues are included in the net loss from discontinued operations in the consolidated statements of operations. Under our exit plan, we sold Playboy(R) condoms through June 30, 1997.

         Cost of goods sold increased 15.0% from $40,760,146 for the year ended December 31, 1997 to $46,857,229 for the year ended December 31, 1998. As a percentage of net sales, cost of goods sold decreased from 79.3% for the year ended December 31, 1997 to 72.1% for the same period in 1998. This reduction in the cost of goods sold as a percentage of net sales and improvement in the gross profit margin is attributed to: (i) more favorable glove purchase prices obtained in 1998 due to a continued reduction in raw material latex prices; (ii) an increase in sales of higher profit margin glove products, particularly powder-free examination gloves; (iii) improved operating efficiency in the Indonesian facility, and (iv) reduced duty importation fees associated with examination gloves in 1998. As a result of the above, gross profit increased by 70.2% from $10,642,545 for the year ended December 31, 1997 to $18,111,172 for the year ended December 31, 1998.

         The market for exam gloves is converting from latex powdered to latex powder-free gloves and to non-latex gloves. Being customer driven, we are providing and selling more latex powder-free exam gloves and expect that this trend will continue in the future. Our sales of latex powder-free exam gloves were approximately 44% of net sales in 1998 versus 37% in 1997.

         Selling, general and administrative ("SG&A") expenses increased 21.0% from $8,226,945 in 1997 to $9,954,785 in 1998. The increase is attributable to an increase in AHPC's delivery and selling expenses commensurate with its sales growth and the expansion of our sales force. As a percentage of 1998 net sales, SG&A expenses decreased to 15.3% compared with 16.0% in 1997. We currently expect to make additional investments in sales and marketing to further develop established markets and to introduce new products to the marketplace.

         Prior to July 1, 1997, the financial statements and transactions of PT Buana were maintained in the functional currency, Indonesian rupiahs, and translated into U.S. dollars. Due to our business and operating facility in Indonesia, we experienced transaction and translation gains and losses because of currency fluctuations. Assets and liabilities were translated at the current exchange rate in effect at the balance sheet date and shareholders' equity was translated at historical exchange rates. Revenues and expenses were translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Indonesian rupiahs into U.S. dollars, were accumulated in a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52. Such adjustments were unrealized.

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

         We did not record income taxes in 1997 due to net operating loss carryforwards ("NOL's") which were generated in prior years. During 1998, the WRP Asia ownership change limited to NOL's which are available to reduce taxable income in current and future years. Because of these NOL limitations, we began recording a provision for income taxes in 1998. We did not record any taxes to be paid for our foreign subsidiary in Indonesia (PT Buana). PT Buana, based on Indonesian tax reporting, has generated losses and thus has no current tax provision. As a result, we have generated tax NOL's in Indonesia that can be utilized in the future. During 1998, we have also reviewed the adequacy of the valuation allowance it had recorded for deferred tax assets that were generated during the current and prior years. As a result of this assessment and our continued profitability, we recorded a reduction in our deferred tax valuation allowance of $412,646. This amount has been reflected as a reduction in the 1998 tax provision. The income tax provision recorded in 1998 of $952,146 is less than statutory rates due to the utilization of NOL's in 1998 and to the reduction of the valuation allowance for deferred tax assets which was recorded in 1998.

         At December 31, 1998 we had NOL's of approximately $3.3 million which will be available to reduce federal taxable income in the U.S. in future periods, subject to limitations.

         For the year ended December 31, 1998, our net income was $5,879,160, compared to a net income of $456,722 in 1997. The overall diluted earnings per share was $.93 in 1998 compared to $.11 in 1997.

SEGMENT INFORMATION

         Six-Month Period Ended June 30, 2000 and Years Ended December 31, 1999 and 1998. During the six-month period ended June 30, 2000 and during the years ended December 31, 1999 and 1998, we were engaged solely in the business of manufacturing and distributing disposable gloves. We have two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered and powder-free latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. The operations of the distribution segment are located entirely within the U.S.

         Year Ended December 31, 1997. At December 31, 1997, we were in the business of manufacturing and distributing examination gloves in the U.S. We also distributed Playboy(R) condoms through June 30, 1997 in accordance with the termination agreement with Playboy(R) Enterprises Inc. As such, the Playboy(R) condom business is reported as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2000

         Cash and cash equivalents at June 30, 2000 was $224,054, an increase of $52,592 from $171,462 at December 31, 1999. We experienced an increase in cash flows in the first half of 2000 primarily from cash provided by operating activities, offset by uses of cash in financing and investing activities.

         Our operations generated cash of $5,670,575 during the first half of 2000 as a result of net income of $1,420,262 plus non-cash depreciation of $973,685 and a decline in inventories and accounts receivable, offset by net reductions in the amount owed to our majority shareholder, WRP Asia.

         Net trade accounts receivable at June 30, 2000 decreased by 29% to $5,621,417 from $7,969,369 at December 31, 1999. This decline of $2,347,952 is primarily due to a record sales month in December 1999 as customers were preparing for the year 2000 rollover and any unknown events associated with it, as well as to a reduction in May and June 2000 sales caused by the loss of the Novation contract which expired on April 30, 2000.

         Net inventories at June 30, 2000 decreased by 24% to $10,124,411 from $12,930,569 at December 31, 1999. This decline of $2,806,158 is primarily due to the reduction in NovaPlus brand inventory levels associated with the loss of the Novation group purchasing organization supply contract.

         During the six months ended June 30, 2000, the cash generated from operations was used primarily for debt repayments. We used cash in financing activities of $5,402,813 during the first half of 2000 comprised of net reductions on notes payable and line of credit debt of $5,258,659 and for repurchasing 47,500 shares of our Common Stock totaling $68,558 under our stock repurchase program.

         During the six months ended June 30, 2000, we used cash in net investing activities of $215,170. We spent $448,610 for capital expenditures during the first six months of 2000 primarily at PT Buana, our Indonesian manufacturing plant, for capital improvements.

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. On March 31, 1999, we amended our loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (9.33% at June 30, 2000). At June 30, 2000, we had outstanding $2,737,138 on the revolving line of credit and $1,252,814 of letter of credit liabilities under the credit facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of our Common Stock at an exercise price of $22.20 per share. At June 30, 2000 the total outstanding debt associated with these debentures was $1,350,000. During the six months ended June 30, 2000, we repaid $350,000 against this debt. We anticipate repayments of $600,000 within the next twelve months and have classified $750,000 of this debt as long-term at June 30, 2000.

         We currently expect to have cash needs during the second half of 2000 and beyond, in addition to funding the growth of the existing glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new products such as surgical gloves; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the hiring of additional marketing staff; (iv) the hiring of additional support staff; (v) the expansion of the manufacturing facility in Indonesia; (vi) purchasing our Common Stock in connection with our stock repurchase program; and (vii) possible acquisitions. We believe that our cash and cash generated form future operations plus our credit facility will be sufficient to fund our ongoing operations.

YEAR ENDED DECEMBER 31, 1999

         Cash and cash equivalents at December 31, 1999 decreased $508,263 from December 31, 1998 levels. We experiences this decline in cash flow in 1999 due to cash used in operations, the funding of capital expenditures and net repayments of letter of credit obligations.

         Our operations used cash of $1,182,339 in 1999 as a result of an increase in accounts receivable, inventories and amounts due from affiliate, offset by net income of $2,452,744 and non-cash depreciation expenses of $1,750,261. In 1999, we used cash of $2,972,837 for the purchase of capital expenditures. Capital expenditures were made in 1999 for the acquisition of $2,084,939 of manufacturing equipment by PT Buana primarily to product latex powder-free exam gloves and by AHPC of $887,898 primarily to install and implement a new enterprise wide computer system. We experienced increased cash flow from financing activities of $3,743,556. The generation of cash for financing purposes was from net borrowings on the line of credit facility of $5,657,396, offset by net reductions in letter of credit obligations.

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

YEAR 2000

         In preparation for the rollover to the year 2000, we initiated a year 2000 readiness project, the scope of which included the following steps: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer, local area network and wide area network platforms; addressing issues related to non-IT imbedded software and equipment; and addressing the compliance of key suppliers and customers. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be forseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise or that we will not in the future identify equipment or systems which are not Year 2000 compliant. We are currently not aware of any significant Year 2000 or similar problem that may have arisen with our key customers, suppliers or other significant third parties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2000.

         We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of our Indonesian operation at June 30, 2000 approximated its fair value. For the six-month period ended June 30, 2000, the foreign exchange loss included in the determination of net income was approximately $6,000.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

         In addition to those matters already set forth in Item 1, Business and this Item 7, the following may result in us not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risks may not be exhaustive.

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

         Dependence on Gloves. We are currently almost exclusively engaged in the manufacture and sale of disposable gloves. Accordingly, our results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on our results of operations or financial condition. It addition, we currently have a supply contract with an unrelated Malaysian glove manufacturing company for the purchase of powdered gloves. Should the demand for powdered gloves continue to decline, we will continue to be subject to the aforementioned commitments or, if such commitments cannot be fulfilled, we will be subject to certain penalty provisions within the supply contract.

         Dependence on Rubber Harvest and Latex Concentrate. Our ability to produce and purchase our products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and

Indonesia and locally processed by us and others into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. Increases in the price of latex concentrate have adversely affected our raw material costs in the past and could continue to do so.

         Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of our supply of glove products.

         Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand have experienced significant fluctuations against the U.S. dollar. Our Indonesian factory maintains its books in the Indonesian currency, the rupiah, and reports its Indonesian income taxes with rupiah financial reports. The Indonesian rupiah experienced volatile currency fluctuations against the U.S. dollar which caused significant income tax adjustments in 1999. Foreign currency exchange volatility may continue and could cause us to incur significant income tax adjustments in the future.

         In the past, interest rates in many Asian-Pacific countries have risen sharply and credit availability was reduced. Companies in these countries, with significant indebtedness or costs denominated in foreign currencies that have appreciated in relation to the local currency, may have difficulty passing on increased local currency costs to their customers and may face financial difficulties and losses and may be unable to meet their obligations. The economics of most Asian-Pacific companies are heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partners, principally, the United States, Japan, China and the European Union. The enactment by the United States or other principal trading partners of protectionist trade legislation, reduction of foreign investment in the local economies and general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries.

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

         New Products. We are planning to distribute new glove products, including surgical gloves. We may begin to distribute other safety and infection control products besides gloves. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

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

         Competition. The various markets in which we operate are becoming increasingly competitive as a number of other companies develop and sell products that compete with our products in these markets. Certain of these competitors have significantly more financial and technical resources than us. We face additional competitive factors besides price, such as product quality, timeliness of delivery, service and the size and reliability of the manufacturer. These competitive factors may result in, among other things, price discounts by us and sales lost by us to competitors that may adversely affect us and our future operating results.

         Reliance Upon Distributors. We use various channels to market and distribute our products primarily by sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution to medical facilities. Accordingly, our ability to market and distribute our products depends significantly on our relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that our relationship with these distributors deteriorates or the performance or financial condition of the distributor becomes unsatisfactory, our future operating results could be adversely affected.

         Reliance Upon Significant Contracts and Customers. A significant portion of our acute care and medical division business has been obtained through the achievement of being selected to supply group purchasing organizations and integrated delivery networks ("IDN's") in the U.S. These group purchasing organizations and IDN's, made up of a few or thousands of health care facilities, centralize medical product purchases and offer its members the ability to enjoy larger purchasing powder discounts than an individual hospital or member might enjoy independently. We reported in early 2000 that the group purchasing organization, Novation, did not renew its supply contract with AHPC, which expired in April 2000. Our sales of NovaPlus products to Novation members accounted for over half of our sales in 1999. We have converted about 35% of NovaPlus accounts to our branded products. There can be no assurance that we will be successful in our attempts to maintain this business. Our inability to retain a significant portion of this business could materially adversely affect our sales, results of operations and financial condition.

         In addition, during the six months ended June 30, 2000, two of AHPC's customers accounted for 75% of net sales. The loss of either of such customers would have a materially adverse effect on us and our operating results.

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

         Hiring and Retention of Employees. Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing in the U.S. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have an adverse effect on us and our future operating results. In addition, we may experience increased compensation costs in order to compete for skilled employees.

         Product Liability Insurance. Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims made against us, regardless of their merit, could also have a material adverse effect on our reputation.

There is no assurance that the coverage limits of our insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future. While we have been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. We are subject to a number of lawsuits filed against us and other manufacturers. This litigation is still in the early stages and there can be no assurance that our insurance will be sufficient to meet any recovery for which we may be found liable, that the outcome of such suits will not materially adversely affect our results of operations or financial condition, or that our deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove financially burdensome.

         Stock Market Fluctuations. In recent years, the stock market in general, including our Common Stock, have experienced extreme price fluctuations. The market price of our Common Stock may be significantly affected by various factors such as: quarterly variations in our operating results; changes in our revenue growth rates; the loss of a significant customer or sales contract; changes in earnings estimates by market analysis; the announcement of new products or product enhancements by us or our competitors; speculation in the press or analyst community; the inability of the market to absorb selling pressure from one or more large institutional shareholders; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of our Common Stock will not experience significant fluctuations in the future.

         Governmental Regulations. Our products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly to safety and adherence to Quality System Regulations ("QSR's") for medical devices. In the United States, examination gloves are classified as Class I medical device products regulated by the FDA. Noncompliance with these FDA regulations can result in administrative enforcement, such as warning letters, import alerts, administrative detention or in civil penalties, product bans and recalls. Periodically, the FDA inspects shipments of medical gloves as they arrive in the United States ports.

         FDA inspections and reviews may cause delays in product delivery and this can result in a loss or delay in recognition of sales and income by us. In addition, the FDA may inspect our manufacturing facilities for compliance with QSRs, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. Failure to comply with regulatory requirements could have a material adverse effect on our business financial condition and results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of WRP Corporation" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

Name                         Age      Position
----                         ---      --------
Richard Wong                 55       Chairman and Chief Executive Officer
Edward J. Marteka            63       President
Kenneth Ling                 34       CFO, Acting COO, Secretary and Treasurer
Robert C. Carter             38       Controller and Assistant Secretary

Biographies for Messrs. Wong, Marteka, Ling and Carter are included below.

         At September 19, 2000, our directors consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                         Age      Director Since
----                         ---      --------------
Kamaruddin Taib              42           1998
Richard C.M. Wong            55           1997
Edward J. Marteka            63           1995
Kwong Ann Lew                39           1997
George Jeff Mennen           60           1994
Richard Swanson              65           1998

Class B Directors

Name                         Age      Director Since
----                         ---      --------------
Robert J. Simmons            57           1995
Don L. Arnwine               67           1995

         The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

         KAMARUDDIN TAIB was elected Class A Director on April 1, 1998. Mr. Taib is currently the Deputy Executive Chairman of WRP Asia. He formerly served as the Group Managing Director of various Malaysian publicly listed companies. Mr. Taib holds a Bachelor of Science (Mathematics) degree from the University of Salford, United Kingdom. Upon completing his studies, he joined a leading local merchant bank for three years (1980-1983) where he had extensive exposure in corporate and financial advisory work.

         RICHARD C.M. WONG was elected Class A Director of the Company on May 20, 1997. Mr. Wong currently serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Wong is the President and Chief Executive Officer of WRP Asia. In addition, he is also Deputy Chairman of Nylex Malaysia Bhd. and a director of two other publicly listed companies in Malaysia. Mr. Wong is the founder of TEC Asia Centre, an international organization of Chief Executive Officers who share ideas to manage change and remain competitive.

         EDWARD J. MARTEKA was the founder and is the President and Director of our subsidiary, AHPC since its incorporation in 1989. As our President and the President of AHPC, Mr. Marteka is responsible for their overall operations. From 1968 to 1988, Mr. Marteka held various positions with Baxter Healthcare Corporation, having served as Vice President of its International Division.

         KWONG ANN LEW was elected Class A Director of the Company on May 20, 1997. Mr. Lew was our Chief Financial Officer, Secretary and Treasurer from 1997 through March 2000. Mr. Lew is an Executive Director and Chief Financial Officer of WRP Asia. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen LLP from 1988 to 1991. Prior to joining WRP Asia, he held various key management positions in two public listed companies, primarily in the corporate and judicial advisory areas.

         GEORGE JEFF MENNEN was elected to the Board of Directors on October 12, 1994. For over five years, Mr. Mennen has headed the G.J. Mennen Group, a consulting firm specializing in family-owned businesses. Mr. Mennen had a distinguished career at the Mennen Company, including being the Vice Chairman of that company. The Mennen Company was founded by Mr. Mennen's great grandfather in 1878 and remained privately owned until it was sold in 1992 to Colgate-Palmolive.

         RICHARD SWANSON was elected Class A Director on June 12, 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company that focuses on strategic coaching and corporate troubleshooting for CEO's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado based companies, Investment Partners, Inc. and Real Estate Associates, Inc.. Investment Partners is engaged in the restructuring and recapitalization of troubled companies and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

         DON L. ARNWINE was elected to the Board of Directors in December 1995. He is currently President of Arnwine Associates, a company he formed in 1989 to provide specialized advisory services to the health care industry. From 1961 to 1972, Mr. Arnwine served as Director of the Hospital at the University of Colorado Medical Center. From 1972 to 1982, he served as President and CEO of the Charleston Area Medical Center. Mr. Arnwine became President and CEO of Voluntary Hospitals of America (VHA) in 1982 and was named Chairman and CEO in 1985, in which capacity he served until founding Arnwine Associates.

         KENNETH LING joined us in April 2000 as Chief Financial Officer, Acting COO, Treasurer and Secretary. He is a member of the Institute of Chartered Accountants in Australia. From September 1998 to April 2000, Mr. Ling held the position of Vice President-Group Affairs at WRP Asia. Prior to that he was an Assistant Director with the Prudential Asia Group based in Singapore involved in private equity investment. He has also worked with Coopers & Lybrand and Price Waterhouse in Singapore and Australia in consulting and audit capacities.

         ROBERT C. CARTER joined us in March 1992 and has served as the Controller of AHPC since that time. He became the Assistant Secretary in 1995. From February 1987 to March 1992, Mr. Carter was a CPA with Clifton, Gunderson & Co., CPA's. Prior to that, Mr. Carter worked for Arthur Andersen LLP as an auditor.

         On March 31, 2000, Mr. Lew Kwong Ann resigned as the CFO, Secretary and Treasurer. In April 2000, Mr. Kenneth Ling was appointed as CFO, Acting COO, Secretary and Treasurer.

BOARD MEETINGS AND COMMITTEES

         During the six months ended June 30, 2000, our Board of Directors held two meetings. All other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee which was formed in 1997. During the six months ended June 30, 2000, the Compensation Committee and the Audit Committee each held one meeting. All other actions were taken by unanimous written consent without a meeting.

         During the six-month period ended June 30, 2000, our Board of Directors adopted an Audit Committee Charter and restructured the composition of the Audit Committee in accordance with the Nasdaq rules. At June 30, 2000, our Audit Committee consisted of Don Arnwine, Richard Swanson and George Jeff Mennen.

COMPENSATION OF DIRECTORS

         All directors who are not also executive officers, which group is comprised of Kamaruddin Taib, George Jeff Mennen, Richard J. Swanson and the Class B Directors, receive (1) an annual Board member retainer of $5,000, (2) compensation of $1,000 for each Board meeting attended, (3) $500 for each committee meeting attended, and (4) an annual Committee member retainer of $1,000. Each new Director is presently entitled to receive stock options under the Plan to purchase 2,000 shares of our Common Stock in connection with his election and 1,000 share of our Common Stock per Board meeting attended, up to a maximum of 5,000 shares for Board meetings attended. Under the terms of the Plan, the Compensation Committee shall determine the exercise price of a Director Option, provided that the exercise price shall not be less than the lowest fair market value of our Common Stock during the six months preceding the election and qualification of such Director. All Director options are immediately exercisable for a period of ten years from the date of grant. All Directors will be reimbursed for expenses incurred in attending meetings of the Board and meetings of Committees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Nasdaq. Specific due dates for these reports have been established and we are required to report in this transition period any failure to file by these due dates during our last fiscal year.

         During the six-month transition period ended June 30, 2000, we reviewed the filings and noted that several filings were not made on a timely basis. Mr. Simmons, Arnwine, Marteka, Mennen, Swanson and Ling did not file a Form 3 upon their commencement as a director or officer of the Company. In September 2000, all Form 3 filings with respect to these individuals were made as required.

         Based upon our review of the filings, we became aware of late Form 4 filings specifically with respect to stock options issued to directors and officers as follows.


                                                    Number
                                                    of Late
            Individual            Position          Reports           Number of Late Transactions
            ----------            --------          -------           ---------------------------
           Mr. Simmons             Director             6             6 Stock Option Awards Granted
           -----------------------------------------------------------------------------------------
           Mr. Arnwine             Director             6             6 Stock Option Awards Granted
           -----------------------------------------------------------------------------------------
           Mr. Mennen              Director             6             6 Stock Option Awards Granted
           -----------------------------------------------------------------------------------------
           Mr. Swanson             Director             5             5 Stock Option Awards Granted
           -----------------------------------------------------------------------------------------
           Mr. Taib                Director             4             4 Stock Option Awards Granted
           -----------------------------------------------------------------------------------------
           Mr. Lew                 Director             1              1 Stock Option Award Granted
           -----------------------------------------------------------------------------------------
           Mr. Wong                Chairman             1              1 Stock Option Award Granted
           -----------------------------------------------------------------------------------------
           Mr. Marteka             President            1              1 Stock Option Award Granted
           -----------------------------------------------------------------------------------------
           Mr. Ling                   CFO               1              1 Stock Option Award Granted
           -----------------------------------------------------------------------------------------
           Mr. Carter             Controller            1              1 Stock Option Award Granted
           -----------------------------------------------------------------------------------------


         In addition, Mr. Arnwine failed to file on a timely basis one report in March 1999 relating to a single transaction in Common Stock owned by him. During September 2000, all of the Form 4 filings were made with respect to all late filings.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation paid by the Company for services rendered in all capacities to the Company during the six-month transition period ended June 30, 2000 and fiscal years ended December 31, 1999, 1998 and 1997 to (i) the Company's President and (ii) the Company's executive officers at June 30, 2000 whose aggregate annual salary and bonus are expected to exceed $100,000 for the 2000 calendar year.


                                                                 Long-Term
                        Annual Compensation                    Compensation
                    ---------------------------  ----------------------------------------
    Name and                                     Other Annual     Stock       All Other
Principal Position  Year    Salary      Bonus    Compensation    Options     Compensation
------------------  ----    ------    --------   ------------   ----------   ------------
Edward J. Marteka   2000   $112,500   $ 34,500    $  3,600          --        $     0
President           1999   $200,000   $ 20,000    $  7,200          --        $     0
                    1998   $200,000   $100,000    $  7,200        50,000      $     0
                    1997   $160,000   $ 26,667    $  7,200         5,000      $     0

Kenneth Ling        2000   $ 25,000   $      0    $      0         30,000     $  5,400(1)
CFO, Acting COO


(1) Includes housing and automobile costs associated with Mr. Ling's relocation to the U.S.

EMPLOYMENT AGREEMENTS

         On April 1, 1994, we entered into an employment agreement with Edward
J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as our President (since May 31, 1995) and AHPC; (ii) a base salary of $140,000 per annum; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock.

         As approved by the Compensation Committee, all of Mr. Marteka's options outstanding, totaling 101,000 stock options at February 29, 2000, were repriced to $2.07, the closing price on that date. Effective January 1, 2000, Mr. Marteka's base salary was increased to $225,000 per year as approved by the Compensation Committee.

On April 12, 2000, we entered into an employment agreement with Kenneth Ling (the "Ling Agreement"). The Ling Agreement provides for: (i) Mr. Ling to serve as our CFO, Acting COO, Secretary and Treasurer; (ii) a base salary of $120,000 per annum; (iii) housing costs associated with his relocation to the U.S.; (iv) incentive stock options to purchase 30,000 shares of Common Stock; and (v) an automobile provided for his use. Mr. Ling was issued 30,000 stock options at $1.44, the exercise price of the closing price of the Common Stock on April 17, 2000, the date of the grant. Mr. Ling's stock options are immediately exercisable for a period of ten years from the date of grant.

OPTION GRANTS DURING THE SIX MONTHS ENDED JUNE 30, 2000

         The following table sets forth certain information concerning individual grants of stock options to each of the persons named in the Summary Compensation Table made during the six-month transition period ended June 30, 2000.


                       Option Grants in Transition Period

                                                                             Potential Realizable Value
                                                                             at Assumed Rates of Stock
                                                                               Price Appreciation for
                           Individual Grants                                       Option Term(1)
------------------------------------------------------------------------     --------------------------
                                 % of Total
                                  Options
                   Number of     Granted to
                   Securities    Employees
                   Underlying        in           Exercise
                    Options      Transition          or       Expiration
      Name        Granted (#)      Period        Base Price      Date          5% ($)          10% ($)
---------------   -----------   -----------     -----------   -----------    ---------       ---------
Kenneth Ling        30,000        100%           $1.44         4/17/91        $ 70,371        $112,047


(1) Represents the value of such options at the end of its ten year term assuming the market prices of the Common Stock appreciates from the grant date at an annual compound rate of 5% or 10%. These amounts represent rates of appreciation only. Actual gains will be dependent on overall market conditions and on the future performance of our Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATE OPTION EXERCISES DURING THE SIX MONTHS ENDED JUNE 30, 2000 AND FISCAL PERIOD-END OPTION VALUES

         The following table provides information on option exercises during the six-month transition period ended June 30, 2000 by the executive officers named in the Summary Compensation Table and the value of such officer's unexercised stock options as of June 30, 2000.


                                                           Number of Unexercised            Value of In-the-Money
                             Shares          Value           Options at 6/30/00             Options at 6/30/00(1)
                           Acquired on     Realized     ---------------------------     ----------------------------
                           Exercise(#)       ($)        Exercisable   Unexercisable     Exercisable    Unexercisable
                           -----------     --------     -----------   -------------     -----------    -------------
Edward J. Marteka              0           $ - 0 -       101,000           - 0 -           $ - 0 -        $ - 0 -
Kenneth Ling                   0           $ - 0 -        30,000           - 0 -           $ - 0 -        $ - 0 -



(1) Represents the total gain which would have been realized if all such options had been exercised on June 30, 2000.

REPRICING OF STOCK OPTIONS

         The following table sets forth information concerning all such repricing of stock options to an executive officer during the six-month transition period ended June 30, 2000.


-------------------------------------------------------------------------------------------------------------------
                                               Number of     Market                                     Length of
                                              Securities    Price of                                    Original
                                   Stock      Underlying    Stock at     Exercise Price      New      Option Term
                                  Options       Options     Time of        at Time of      Exercise   Remaining at
                                 Repricing     Repriced    Repricing        Repricing        Price       Date of
       Name and Position            Date          (#)         ($)              ($)            ($)       Repricing
-------------------------------------------------------------------------------------------------------------------
Richard Wong, Chairman           2/29/00          90,000     $2.07           $6.3125         $2.07       8 Years
-------------------------------------------------------------------------------------------------------------------
Edward J. Marteka, President     2/29/00         101,000     $2.07       $2.75 - $6.3125     $2.07    4 to 8 Years
-------------------------------------------------------------------------------------------------------------------
Kwong Ann Lew, CFO               2/29/00          30,000     $2.07           $6.3125         $2.07       8 Years
-------------------------------------------------------------------------------------------------------------------
Robert C. Carter, Controller     2/29/00          27,000     $2.07       $3.66 - $6.3125     $2.07    7 to 8 Years
-------------------------------------------------------------------------------------------------------------------

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees, officers and directors were repriced effective February 29, 2000 to $2.07, the closing price on that date. The Board of Directors repriced the stock options to provide an incentive to current employees, officers and directors for their continued employment. All of the stock options which were repriced, totaling 483,600 options, originally contained exercise prices which were significantly higher than the market price.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently comprised of the following four Class A Directors who are Kamaruddin Taib, Richard Wong, George Jeff Mennen and Richard Swanson, each of whom was appointed by the Board of Directors. The Committee oversees administration of our Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experiences officers and employees by compensating them with equity-based awards whose value is connected to our continued growth and profitability. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, we compensate executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During the six months ended June 30, 2000, all action of the Compensation Committee was made during the one meeting held or was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Kamaruddin Taib, Richard Wong and Kwong Ann Lew are executive directors and officers of WRP Asia. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or the Compensation Committee.

STOCK PERFORMANCE CHART

         The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for each of our last five fiscal years ended June 30 with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market - U.S. Index and (ii) a peer group selected by us, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc., Hemacare Corp., National Home Health Care Inc. and Prime Medical Services Inc. During the six-month transition period ended June 30, 2000, our peer group was changed to exclude two companies which were no longer publicly traded.




                              [PERFORMANCE GRAPH]



* $100 invested on June 30, 1995 in stock or Index - including reinvestment of dividends. Fiscal year ending June 30.



                             CUMULATIVE TOTAL RETURN


                                       6/30/95      6/30/96      6/30/97      6/30/98       6/30/99      6/30/00
                                       -------      -------      -------      -------       -------      -------
WRP Corporation                          100           31.8        31.8         57.6          53.4         12.4
NYSE/AMEX/Nasdaq Stock                   100          126.2       162.7        209.6         251.4        278.1
Peer Group                               100          220.5       157.4        196.9         148.4        143.4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 19, 2000, with respect to the beneficial ownership of our Common Stock and Series A Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.




                                                                                                        Percent
                                                                                                          of
                                                                          Amount and Nature of        Total Voting
   TITLE OF CLASS                 NAME OF BENEFICIAL OWNER                Beneficial Ownership           Stock(4)
   --------------                 ------------------------                --------------------        ------------
Series A Common Stock            WRP Asia Pacific Sdn. Bhd.(1)             --          1,252,538         18.3%
Common Stock                     WRP Asia Pacific Sdn. Bhd.(1)             --          2,500,000         36.4%
Common Stock                     Heartland Advisors, Inc.(2)               --            432,200          6.3%
Common Stock                     Kamaruddin Taib                           --              7,000(3)        *
Common Stock                     Richard Wong                              --             90,000(3)       1.3%
Common Stock                     Kwong Ann Lew                             --             30,000(3)        *
Common Stock                     Edward J. Marteka                      101,000(3)          --
Common Stock                     Edward J. Marteka                       13,500          114,500          1.7%
                                                                        -------
Common Stock                     George Jeff Mennen                      10,000(3)          --
Common Stock                     George Jeff Mennen                      10,000           20,000           *
                                                                        -------
Common Stock                     Robert J. Simmons                       10,000(3)
Common Stock                     Robert J. Simmons                        5,000           15,000           *
                                                                        -------
Common Stock                     Don L. Arnwine                          10,000(3)
Common Stock                     Don L. Arnwine                           3,000           13,000           *
                                                                        -------
Common Stock                     Richard Swanson                          7,000(3)          --
Common Stock                     Richard Swanson                          1,000            8,000           *
                                                                        -------
Common Stock                     Kenneth Ling                              --            30,000(3)         *
Common Stock                     Robert C. Carter                        27,000(3)
Common Stock                     Robert C. Carter                         3,000           30,000           *
                                                                        -------
Common Stock                     Total Executive Officers & Directors   322,000(3)
                                 as a group (10 persons)                 35,500          357,500          5.2%
                                                                        -------

---------------

*Represents less than 1%

(1) WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.
(2) Heartland Advisors, Inc. is located at 789 North Water Street, Milwaukee, Wisconsin 53202.
(3) Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.
(4) Percent of class is based on 6,856,430 shares of the combined number of Series A Common Stock and Common Stock outstanding on September 19, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the six months ended June 30, 2000, we purchased latex powder-free exam gloves amounting to $6.6 million from our majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $5.2 million of powdered latex exam gloves to WRP Asia during the first half of 2000. We believe that the terms and conditions of such glove purchases were similar to those which we could have obtained from unaffiliated third parties.

         During the six months ended June 30, 2000, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. We paid Alliance $42,216 during the six-month period ended June 30, 2000 for its services.


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

3.4 Bylaws of the Company, incorporated herein by reference to Exhibit No. 3.4 to the Company's Form S-18 Registration Statement (Registration No. 33-23164-FW).

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

4.3 Warrant, incorporated by reference to Exhibit No. 4.3 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).

10.37 Debenture and Warrant Purchase Agreement dated October 12, 1994 between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for Christina M. Andrea incorporated herein by reference to Exhibit 10.37 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.38 Debenture and Warrant Purchase Agreement dated October 12, 1994 between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for John Henry Mennen incorporated herein by reference to Exhibit 10.38 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

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

(b) During the 3 months ended June 30, 2000, the Company did not file any reports on Form 8-K.

(1)              Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT:
                                      WRP CORPORATION

Date: September 28, 2000              By: /s/ Edward J. Marteka
                                         ---------------------------------------
                                         Edward J. Marteka, President


Date: September 28, 2000              By: /s/ Kenneth Ling
                                         ---------------------------------------
                                         Kenneth Ling, Chief Financial Officer,
                                         Acting COO, Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 28, 2000              By: /s/ Richard Wong
                                         ---------------------------------------
                                         Richard Wong, Chief Executive Officer
                                         and Chairman of the Board of Directors


Date: September 28, 2000              By: /s/ Kamaruddin Taib
                                         ---------------------------------------
                                         Kamaruddin Taib, Director


Date: September 28, 2000              By: /s/ Edward J. Marteka
                                         ---------------------------------------
                                         Edward J. Marteka, Director


Date: September 28, 2000              By: /s/ Kwong Ann Lew
                                         ---------------------------------------
                                         Kwong Ann Lew, Director


Date: September 28, 2000              By: /s/ George Jeff Mennen
                                         ---------------------------------------
                                         George Jeff Mennen, Director


Date: September 28, 2000              By: /s/ Richard Swanson
                                         ---------------------------------------
                                         Richard Swanson, Director


Date: September 28, 2000              By: /s/ Robert J. Simmons
                                         ---------------------------------------
                                         Robert J. Simmons, Director


Date: September 28, 2000              By: /s/ Don L. Arnwine
                                         ---------------------------------------
                                         Don L. Arnwine, Director

WRP CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements
As of June 30, 2000 and 1999, and
December 31, 1999, 1998 and 1997
Together With Auditors' Report

                        WRP CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 2000, AND DECEMBER 31, 1999 AND 1998



                                      INDEX

                                                                                       PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                F-2

FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999 and
       1998                                                                             F-3
    Consolidated Statements of Operations for the Six-Month Periods Ended
       June 30, 2000 and 1999, and for the Years Ended December 31, 1999, 1998
       and 1997                                                                         F-5
    Consolidated Statements of Shareholders' Equity for the Six-Month Periods
       Ended June 30, 2000 and 1999, and for the Years Ended December 31, 1999,
       1998 and 1997                                                                    F-6
    Consolidated Statements of Cash Flows for the Six-Month Periods Ended
       June 30, 2000 and 1999, and for the Years Ended December 31, 1999, 1998
       and 1997                                                                         F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                              F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of WRP Corporation:


We have audited the accompanying consolidated balance sheets of WRP CORPORATION (a Maryland corporation) AND SUBSIDIARIES as of June 30, 2000, and December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of June 30, 2000, and December 31, 1999 and 1998, and the results of their operations and their cash flows for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.




Arthur Andersen LLP


Chicago, Illinois
August 25, 2000

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2000, AND DECEMBER 31, 1999 AND 1998


                           ASSETS                                  2000            1999            1998

CURRENT ASSETS:
    Cash and cash equivalents                                  $    224,054    $    171,462    $    679,725
    Accounts receivable--trade, net of allowance for
       doubtful accounts of $175,000 in 2000, $270,000
       in 1999 and $240,000 in 1998                               5,621,417       7,969,369       5,532,405
    Inventories, net                                             10,124,411      12,930,569      11,860,855
    Prepaid expenses                                                431,150         562,919         958,318
    Due from affiliate                                            3,870,315       2,519,347       1,340,261
    Deferred tax assets                                             953,847         691,314         962,190
    Other receivables                                               104,831         248,030         509,003
                     Total current assets                        21,330,025      25,093,010      21,842,757

PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                               736,535         736,535         736,535
    Construction in progress                                         75,616          11,737       1,275,667
    Equipment, furniture and fixtures                            15,225,249      14,955,236      11,357,924
    Building improvements                                         2,237,677       2,232,249       1,689,878
    Vehicles                                                        116,704         166,273         149,958
                     Total property, plant and equipment         18,397,781      18,102,030      15,204,962

    Less- Accumulated depreciation and amortization              (5,255,541)     (4,407,304)     (2,733,225)
                     Property, plant and equipment, net          13,136,240      13,694,726      12,476,737

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $573,443 in
       2000, $539,827 in 1999 and $472,595 in 1998
                                                                  1,176,557       1,210,173       1,277,405
    Other assets                                                    211,565         196,262         203,040
                     Total other assets                           1,388,122       1,406,435       1,480,445
                                                               $ 35,854,387    $ 40,194,171    $ 35,799,939


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2000, AND DECEMBER 31, 1999 AND 1998


LIABILITIES AND SHAREHOLDERS' EQUITY                                                   2000            1999            1998
CURRENT LIABILITIES:
    Accounts payable--trade                                                        $  1,925,628    $  1,143,258    $  2,504,225
    Trade notes payable to bank                                                       1,252,814       1,328,410       3,322,882
    Notes payable and current portion of long-term
       obligations                                                                    3,404,552       8,313,211       2,086,833
    Due to affiliate                                                                  1,613,185       3,210,576       3,891,944
    Accrued expenses                                                                  3,639,335       3,443,599       3,507,487
                     Total current liabilities                                       11,835,514      17,439,054      15,313,371


LONG-TERM DEBT                                                                          750,000       1,100,000       1,668,982


DEFERRED TAX LIABILITY                                                                  608,402         553,225         152,037


COMMITMENTS AND CONTINGENCIES (Note 8)


MINORITY INTEREST IN SUBSIDIARY                                                       1,833,955       1,627,080       1,724,113

SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value; 1,252,538 shares authorized;
       1,252,538 shares issued and outstanding in 2000, 1999 and 1998                    12,525          12,525          12,525

    Common stock, $.01 par value; 10,000,000 shares authorized; 5,803,692 shares issued and outstanding in 2000 and 1999 and 5,785,525 shares issued and
       outstanding in 1998                                                               58,037          58,037          57,855
    Additional paid-in capital                                                       17,942,471      17,942,471      17,862,021
    Retained earnings                                                                 4,205,077       2,784,815         332,071
    Less- Common stock in treasury, at cost, 177,500 shares
       in 2000 and 130,000 shares in 1999 and 1998                                  (1,391,594)      (1,323,036)     (1,323,036)
                     Total shareholders' equity                                      20,826,516      19,474,812      16,941,436
                                                                                   $ 35,854,387    $ 40,194,171    $ 35,799,939


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999, AND
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  JUNE 30                              DECEMBER 31
                                                            2000           1999            1999            1998           1997
NET SALES                                               $ 31,737,482   $ 30,946,476    $ 65,280,104    $ 64,968,401   $ 51,402,691

COST OF GOODS SOLD                                        22,697,004     22,858,509      48,645,076      46,857,229     40,760,146

GROSS PROFIT                                               9,040,478      8,087,967      16,635,028      18,111,172     10,642,545

OPERATING EXPENSES:
    Selling, general and administrative                    6,996,574      5,484,190      12,295,192       9,954,785      8,226,945

INCOME FROM OPERATIONS                                     2,043,904      2,603,777       4,339,836       8,156,387      2,415,600

INTEREST EXPENSE                                             416,429        374,692         984,159       1,192,405      1,481,467

OTHER INCOME                                                  22,432        125,969         166,155         461,386        293,362
            Income from continuing operations before
               provision for (benefit from) income
               taxes, minority interest and loss from
               discontinued operations                     1,649,907      2,355,054       3,521,832       7,425,368      1,227,495

PROVISION FOR (BENEFIT FROM) INCOME TAXES                     22,770      1,159,051       1,166,121         952,146       (322,042)
            Income from continuing operations before
               minority interest and loss from
               discontinued operations                     1,627,137      1,196,003       2,355,711       6,473,222      1,549,537

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY             206,875       (128,267)        (97,033)        594,062        300,145
            Income from continuing operations before
            loss from discontinued operations              1,420,262      1,324,270       2,452,744       5,879,160      1,249,392

LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                   --             --              --              --         (783,670)
                     Net income                         $  1,420,262   $  1,324,270    $  2,452,744    $  5,879,160   $    465,722

BASIC NET INCOME PER COMMON SHARE:
    Continuing operations                               $       0.21   $       0.19    $       0.35    $       0.94   $       0.29
    Discontinued operations                                     --             --              --              --            (0.18)
                                                        $       0.21   $       0.19    $       0.35    $       0.94   $       0.11
DILUTED NET INCOME PER COMMON SHARE:
    Continuing operations                               $       0.21   $       0.19    $       0.35    $       0.93   $       0.29
    Discontinued operations                                     --             --              --              --            (0.18)
                                                        $       0.21   $       0.19    $       0.35    $       0.93   $       0.11


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999,
            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                     SERIES A                                           ADDITIONAL        RETAINED
                                                   COMMON STOCK                   COMMON STOCK           PAID-IN          EARNINGS
                                                SHARES          AMOUNT        SHARES        AMOUNT       CAPITAL          (DEFICIT)
BALANCE, December 31, 1996                    1,252,538   $     12,525      3,188,333   $     31,883   $ 10,875,897    $ (6,012,811)

    Issuance of common stock upon exercise
       of stock options                            --             --            3,334             34          9,135            --
    Net income                                     --             --             --             --             --           465,722
    Foreign currency translation adjustment        --             --             --             --             --              --
    Indonesian paid-in capital adjustment          --             --             --             --           (8,808)           --
    Unrealized gain on LSAI common stock           --             --             --             --             --              --

BALANCE, December 31, 1997                    1,252,538         12,525      3,191,667         31,917     10,876,224      (5,547,089)

    Issuance of common stock to WRP Asia
       Pacific Sdn. Bhd (see Note 2)               --             --        2,500,000         25,000      6,725,000            --
    Issuance of common stock upon
       exercise of stock options                   --             --           93,858            938        260,797            --
    Net income                                     --             --             --             --             --         5,879,160
    Unrealized gain on LSAI common stock           --             --             --             --             --              --

BALANCE, December 31, 1998                    1,252,538         12,525      5,785,525         57,855     17,862,021         332,071

    Issuance of common stock upon exercise
       of stock options                            --             --           18,167            182         80,450            --
    Net income                                     --             --             --             --             --         1,324,270

BALANCE, June 30, 1999                        1,252,538         12,525      5,803,692         58,037     17,942,471       1,656,341

    Net income                                     --             --             --             --             --         1,128,474

BALANCE, December 31, 1999                    1,252,538         12,525      5,803,692         58,037     17,942,471       2,784,815

    Net income                                     --             --             --             --             --         1,420,262
    Common stock repurchases                       --             --             --             --             --              --

BALANCE, June 30, 2000                        1,252,538   $     12,525      5,803,692   $     58,037   $ 17,942,471    $  4,205,077


                                              CUMULATIVE         UNREALIZED
                                                FOREIGN           GAIN ON
                                               CURRENCY             LSAI
                                              TRANSLATION          COMMON          TREASURY      SHAREHOLDERS'   COMPREHENSIVE
                                              ADJUSTMENT           STOCK           STOCK            EQUITY          INCOME
BALANCE, December 31, 1996                      $    (53,034)   $       --      $ (1,323,036)   $  3,531,424


    Issuance of common stock upon exercise
       of stock options                                 --              --              --             9,169
    Net income                                          --              --              --           465,722    $    465,722
    Foreign currency translation adjustment           53,034            --              --            53,034          53,034
    Indonesian paid-in capital adjustment               --              --              --            (8,808)
    Unrealized gain on LSAI common stock                --           261,979            --           261,979         261,979

BALANCE, December 31, 1997                              --           261,979      (1,323,036)      4,312,520    $    780,735

    Issuance of common stock to WRP Asia
       Pacific Sdn. Bhd (see Note 2)                    --              --              --         6,750,000
       Issuance of common stock upon exercise
       of stock options                                 --              --              --           261,735
    Net income                                          --              --              --         5,879,160    $  5,879,160
    Unrealized gain on LSAI common stock                --          (261,979)           --          (261,979)       (261,979)

BALANCE, December 31, 1998                              --              --        (1,323,036)     16,941,436    $  5,617,181

    Issuance of common stock upon exercise
       of stock options                                 --              --              --            80,632
    Net income                                          --              --              --         1,324,270    $  1,324,270

BALANCE, June 30, 1999                                  --              --        (1,323,036)     18,346,338

    Net income                                          --              --              --         1,128,474    $  1,128,474

BALANCE, December 31, 1999                              --              --        (1,323,036)     19,474,812


    Net income                                          --              --              --         1,420,262    $  1,420,262
    Common stock repurchases                            --              --           (68,558)        (68,558)

BALANCE, June 30, 2000                          $       --      $       --      $ (1,391,594)   $ 20,826,516



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999, AND
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  JUNE 30                                 DECEMBER 31
                                                               2000           1999           1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 1,420,262    $ 1,324,270    $ 2,452,744    $ 5,879,160    $   465,722
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities-
       Depreciation                                             973,685        813,839      1,750,261      1,247,111        898,831
       Amortization                                              33,616         33,616         67,232         67,232         41,058
       Deferred income taxes                                   (207,356)       550,015        672,064       (657,319)      (133,169)
       Change in net assets of discontinued operations             --             --             --         (214,294)      (340,021)
       Loss from disposal of discontinued operations               --             --             --             --          783,670
       Loss on disposal of property, plant and equipment          6,846           --            4,197          2,913         15,606
       Gain on sales of LSAI common stock                          --             --             --         (168,375)       (79,483)
       Changes in operating assets and liabilities-
         Accounts receivable--trade, net                      2,347,952       (591,249)    (2,436,964)      (121,562)      (733,353)
         Inventories, net                                     2,806,158     (5,369,264)    (1,069,714)    (3,656,994)      (109,212)
         Prepaid expenses                                       131,769       (184,786)       395,399         97,470        (56,084)
         Other assets                                           127,896        195,348        267,751       (628,752)        52,860
         Accounts payable--trade                                782,370        367,739     (1,360,967)      (118,316)      (668,965)
         Accrued expenses                                       195,736     (1,281,639)       (63,888)     1,140,503      1,147,070
         Amounts due to and from affiliates                  (2,948,359)       278,903     (1,860,454)     2,415,695        303,840
            Net cash provided by (used in) operating
              activities                                      5,670,575     (3,863,208)    (1,182,339)     5,284,472      1,588,370
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (448,610)    (2,428,223)    (2,972,837)    (2,005,123)    (3,063,735)
  Proceeds on sales of LSAI common stock                           --             --             --          982,892        280,083
  Proceeds on sales of property, plant and equipment             26,565           --              390          1,761          7,747
  Minority interest in subsidiary                               206,875       (128,268)       (97,033)       594,062        900,070
            Net cash used in investing activities              (215,170)    (2,556,491)    (3,069,480)      (426,408)    (1,875,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on trade notes payable to bank                   (75,596)    (1,685,904)    (1,994,472)    (2,126,299)    (1,561,272)
  Net (payments) borrowings on notes payable                 (5,258,659)     7,394,144      5,657,396     (8,603,711)     1,346,480
  Net proceeds from stock option exercises                         --           80,632         80,632        261,735          9,168
  Proceeds from issuance of stock                                  --             --             --        6,750,000           --
  Payments for treasury stock repurchases                       (68,558)          --             --             --             --
  Net payments to Indonesian minority interest shareholders        --             --             --         (622,045)       280,998
            Net cash (used in) provided by financing
              activities                                     (5,402,813)     5,788,872      3,743,556     (4,340,320)        75,374
IMPACT OF EXCHANGE RATES ON CASH                                   --             --             --             --           53,034
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             52,592       (630,827)      (508,263)       517,744       (159,057)
CASH AND CASH EQUIVALENTS, beginning of period                  171,462        679,725        679,725        161,981        321,038
CASH AND CASH EQUIVALENTS, end of period                    $   224,054    $    48,898    $   171,462    $   679,725    $   161,981




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  JUNE 30, 2000, AND DECEMBER 31, 1999 AND 1998



1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      WRP Corporation and Subsidiaries (the "Company") is a manufacturer and distributor of high-quality, disposable medical examination gloves and markets examination gloves in the U.S. through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company sells its gloves primarily to the medical, food service, dental and retail markets.

      The Company's, through its subsidiary in Indonesia, PT WRP Buana Multicorpa ("PT Buana") manufactures medical examination gloves.

      In November, 1996, the Company adopted a plan to discontinue its condom operations and has reflected it as such in the accompanying consolidated financial statements. The Company continued to distribute condoms through June 30, 1997 (Note 4).

      During the first half of 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.), a Malaysian corporation ("WRP Asia"). The new fiscal year will commence July 1, 2000.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of WRP Corporation, AHPC and PT Buana, a 70% owned Indonesian glove manufacturing subsidiary. All significant intercompany transactions have been eliminated.

      WRP Asia owns the Series A common stock of the Company and is the majority shareholder of the Company.

      CASH AND CASH EQUIVALENTS

      The Company considers cash in banks and highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Inventories consist of the following at June 30, 2000, and December 31, 1999 and 1998:

                                       2000             1999             1998
      Raw materials                $     79,232    $    137,180    $     79,213
      Work in process                   351,825         442,089         120,700
      Finished goods                 10,230,169      13,096,039      12,430,942
      Reserves                         (536,815)       (744,739)       (770,000)
                           Total   $ 10,124,411    $ 12,930,569    $ 11,860,855


      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant, and equipment account when completed. The useful lives of property, plant and equipment at June 30, 2000, and December 31, 1999 and 1998, are as follows:


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

      INCOME TAXES

      The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

      NET INCOME PER COMMON SHARE

      Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents). The weighted-average number of common shares and common share equivalents outstanding for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, are as follows:


                                                  JUNE 30                    DECEMBER 31
                                             2000        1999        1999        1998        1997
       Basic weighted-average number
           of common shares outstanding   6,921,010   6,921,877   6,924,538   6,265,312   4,312,132
       Dilutive effect of common share
           equivalents                        2,273      63,277      40,318      68,198      49,077
       Diluted weighted-average number
           of common shares outstanding   6,923,283   6,985,154   6,964,856   6,333,510   4,361,209


      The Company had additional vested stock options and warrants outstanding of 483,609, 127,500, 455,000, 492,324 and 229,324 at June 30, 2000 and
      1999, and December 31, 1999, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      FOREIGN CURRENCY TRANSLATION

      PT Buana's financial statements are prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. On July 1, 1997, the Company changed its functional currency from the Indonesia rupiah to the U.S. dollar. This change in functional currency is primarily the result of the PT Buana operations becoming more dependent on U.S. dollar-denominated transactions and economic trends. In accordance with SFAS No. 52, "Foreign Currency Translation," the Company recorded a gain of $277,035 during 1997 as a result of remeasuring the foreign currency of record (rupiah) into the functional currency (U.S. dollar).

      Gains and losses from foreign currency transactions are included in net income in the period in which they occur. For the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, the foreign exchange gain (loss) included in the determination of net income is $(6,223), $9,021, $3,563, $(30,292) and $205,457, respectively.

      The Company does not use any derivative or financial instruments to manage its foreign exchange exposures. The Company is subject to foreign currency fluctuation risk in the regular course of business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors.

      INTERNAL USE SOFTWARE COSTS

      In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the financial reporting of costs associated with purchased or developed software for internal use. As the Company has adopted the provisions of this SOP, the Company has capitalized or expensed as incurred certain of these software costs as appropriate.

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

      These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At June 30, 2000 and 1999, and December 31, 1999, WRP Asia had a 54.6% and 54.2%, respectively, ownership interest in the Company.

      At December 31, 1998, MBf International owned 1,682,275 shares of the Company's common stock which represented a 24.4% ownership interest in the Company. In January, 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company.

      WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder-free latex exam gloves. During the six-month periods ended June 30, 2000 and 1999, and the years ended December 31, 1999, 1998 and 1997, total purchases of gloves from WRP Asia were $6,621,531, $8,813,942, $18,409,600, $18,629,717 and
      $11,150,721, respectively.

3.    COMMON STOCK

      Each share of Series A common stock is convertible into one share of the Company's common stock, $.01 par value. The Company has reserved 1,252,538 shares of common stock for issuance upon conversion of the Series A common stock. The terms of the Series A common stock are substantially the same as the Company's common stock except that Series A common stock entitles WRP Asia, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors and to vote with the holders of common stock as a single class with respect to any matters subject to a vote of the shareholders. (See Note 9 for further information on the Company's shareholders' equity.)

      On February 29, 2000, the Company approved a stock repurchase plan which may include the repurchase of up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2000, 47,500 shares of public common stock have been repurchased by the Company as part of this plan.

4.    CORPORATE DEVELOPMENT

      DISTRIBUTION AGREEMENT

      Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement. In connection with the loss of the Novation contract as discussed in Note 8, on March 1, 2000, the Company renegotiated the PIE contract to allow the Company to satisfy its remaining purchase obligations through July 31, 2001. The Company believes that the amount of the purchase obligations agreed to will not be in excess of customer demand. Additionally, the purchase obligations are to be satisfied at prices similar to prevailing market rates. As such, the Company does not believe that the purchase obligations as part of the PIE agreement will result in financial hardship to the Company. As of June 30, 2000, the Company is in compliance with the agreement.

      DISCONTINUED OPERATIONS

      In November, 1996, the Company reached a settlement with Playboy Enterprises, Inc. to terminate its license agreement under which the Company distributed Playboy(R) brand condoms in 15 countries. Under the negotiated agreement, until June 30, 1997, the Company continued to sell Playboy(R) condoms in the countries where it had launched the product.

      In accordance with the termination agreement with Playboy Enterprises, Inc., the Company's Playboy(R) condom operations ceased June 30, 1997. As such, the Company has accounted for the Playboy(R) condom business as a discontinued operation effective December 31, 1996. At June 30, 2000 and December 31, 1999 and 1998, there were no assets or liabilities recorded which were associated with the condom discontinued operations.

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

      The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that equity securities that have readily determinable fair values shall be classified as "available-for-sale" if not held for the objective of generating profits on short-term differences in price. Accordingly, the Company's common stock investment in LSAI was classified and treated as available for sale.

      SFAS No. 115 further requires that unrealized holding gains and losses related to available-for-sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

5.    RELATED-PARTY TRANSACTIONS

      At June 30, 2000, and December 31, 1999 and 1998, amounts due from/to affiliates consist of the following:


                                       2000               1999           1998
       Due from affiliate-
           Current-
              WRP Asia             $ 3,870,315      $ 2,519,347     $ 1,340,261
       Due to affiliate-
           Current-
              WRP Asia             $(1,613,185)     $(3,210,576)    $(3,891,944)


      The amount due from WRP Asia primarily represents trade receivables from WRP Asia for the sale of inventories from PT Buana and AHPC to WRP Asia. The liability to WRP Asia represents amounts owed to WRP Asia primarily for inventory purchases by AHPC of latex powder-free exam gloves that are manufactured by WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2000, 1999 and 1998. Management believes transactions between operating segments are made at prevailing rates.

      In January, 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $42,216, $36,000, $66,160, $36,000 and $48,000 in the six-month periods ended June 30, 2000 and 1999, and the years ended December 31, 1999, 1998 and 1997, respectively, for its services.

6.    TRADE NOTES PAYABLE TO BANK

      Trade notes payable to bank consist of amounts financed through letter of credit arrangements which totaled $1,252,814, $1,328,410 and $3,322,882 at June 30, 2000, and December 31, 1999 and 1998, respectively. These bank obligations are secured by the inventory and accounts receivable of AHPC.

      As of June 30, 2000, and December 31, 1999 and 1998, the Company was contingently liable for outstanding letters of credit liabilities totaling $1,053,324, $355,081 and $788,437, respectively.

7.    NOTES PAYABLE

      Notes payable and long-term debt as of June 30, 2000, and December 31, 1999 and 1998, consist of the following:

                                                                                          2000           1999           1998
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $15,000,000 at June 30, 2000, and December 31, 1999, and
    $10,000,000 at December 31, 1998, bearing interest at the commercial paper rate plus 2.75% (9.33% at June 30, 2000, 8.30% at December 31, 1999, and
    8.05% at December 31, 1998), secured by inventories and accounts receivable    $ 2,737,138    $ 7,423,064    $ 1,100,000

Subordinated debentures convertible into warrants to purchase shares of common stock at $25.00 per share, interest payable quarterly at prime plus 1.5%
    (11.0% at June 30, 2000, and 10.0% at December 31, 1999), due November, 2001     1,350,000      1,700,000      2,000,000

Insurance premium financing loans, bearing interest at 6.95% at June 30, 2000, and December 31, 1999 and 1998, payable in monthly installments through
    August, 2000                                                                        67,414        286,309        640,294

Other                                                                                     --            3,838         15,521

                                                                                     4,154,552      9,413,211      3,755,815


Less- Current portion                                                               (3,404,552)    (8,313,211)    (2,086,833)
                     Long-term debt                                                $   750,000    $ 1,100,000    $ 1,668,982


      The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As of June 30, 2000, the Company was in compliance with its covenants.

      On December 1, 1998, AHPC entered into a new $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with a $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 2.75% (9.33% at June 30, 2000). The new bank facility was used to repay all obligations under the previous bank facility.

      The principal portion of long-term debt becomes due as follows:

                    Fiscal year ending June 30-
                        2001                                     $600,000
                        2002                                      150,000
                                                                 $750,000

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2000, the Company was involved in a total of 61 lawsuits, either as a named defendant, third-party defendant, or an indemnitor. During the six-month period ended June 30, 2000, the Company was named in 17 lawsuits and was dismissed from 10 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

      SIGNIFICANT CUSTOMERS

      The following summary presents the total percentage of sales the Company made to Owens and Minor Inc., composed of numerous operating branch locations throughout the U.S., and Sysco and the total percentage of Accounts Receivable ("A/R") these two customers accounted for:


                                              JUNE 30                             DECEMBER 31
                                        2000           1999           1999            1998           1997
Owens and Minor sales as a
    percentage of net sales             30.0%           35.5%          37.9%           36.3%          37.6%
Sysco sales as a percentage of
    net sales                           44.8%           32.8%          30.6%           35.0%          31.0%
Sysco and Owens and Minor A/R
    as percentage of total A/R          65.1%           61.0%          63.4%           62.0%          66.8%


      These two distribution companies distribute the Company's products to numerous medical and food service facilities throughout the U.S. The ultimate end users of the Company's product are these various medical facilities, food service organizations and professionals who purchase the product from these distributors.

      During January, 2000, Novation, a large customer of the Company, did not renew its GPO contract with the Company; this contract expired in April, 2000. The Novation GPO NovaPlus product sales totaled nearly one half of the total Company sales in 1999 and 28% of sales during the six-month period ended June 30, 2000. The Company is focusing on converting the end-users of the Novation GPO NovaPlus products to the Company's own branded product labels.

      OPERATING LEASES

      The Company conducts all of its operations in leased facilities. Total rent expense, net of rental income, included in the accompanying statements of income for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, was $289,886, $169,980, $440,441, $291,685 and $296,358, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

               Fiscal year ending June 30-
                   2001                                     $   628,658
                   2002                                         622,717
                   2003                                         566,907
                   2004                                         569,129
                   2005                                         265,988
                   2006                                          59,886
                                                             $2,713,285

9.    SHAREHOLDERS' EQUITY

      In November, 1994, warrants were issued to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20. These warrants expired in November, 1999.

      In 1994, warrants to purchase 125,000 shares of the Company's common stock were issued at an exercise price of $15.00. These warrants expired in March, 1999.

      At June 30, 2000, the Company had outstanding debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 54,000 shares of common stock at $25.00 per share. These convertible debentures expire in November, 2001.

10.   STOCK OPTION PLAN

      On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable from 400,000 to 1,400,000. Effective on February 29, 2000, the Board of Directors approved the repricing of all current director and employee options to $2.07, the closing market price on that date. A summary of options outstanding under the Plan is as follows:


                                                       OUTSTANDING           EXERCISE
                                                         OPTIONS              PRICE            EXPIRATION
    Balance, December 31, 1996                           181,449          $2.63-$14.40

        Grants                                            92,500              3.66                2007
        Rescissions/expirations                          (24,833)           2.75-3.66          2004-2007
        Exercises                                         (3,334)             2.75                2006

    Balance, December 31, 1997                           245,782           2.63-14.40

        Grants                                           369,000          5.1875-6.3125           2008
        Rescissions/expirations                          (16,500)           2.75-3.66          2005-2008
        Exercises                                        (93,858)           2.75-3.66             2006

    Balance, December 31, 1998                           504,424           2.63-14.40

        Grants                                            54,000           4.75-7.1875            2009
        Rescissions/expirations                          (56,657)          2.75-14.40          1999-2009
        Exercises                                        (18,167)          2.75-6.3125         2005-2009

    Balance, December 31, 1999                           483,600           2.63-7.1875

        Repricing of options                             483,600              2.07             2003-2009
        Rescission of repriced options                  (483,600)          2.63-7.1875         2003-2009
        Grants                                            30,000              1.44                2010
        Rescissions/expirations                          (23,000)             2.07             2008-2009

    Balance, June 30, 2000                               490,600           $1.44-$2.07

      The exercise price of the stock options granted in 2000, 1999, 1998 and 1997 was established at the market price on the date of the grants. Of the 490,600 options outstanding at June 30, 2000, 459,609 are currently exercisable, 18,664 become exercisable in 2000, 11,327 become exercisable in 2001 and 1,000 become exercisable in 2002. The Company has reserved common stock for issuance upon conversion of these options.

      The Company accounts for employee stock options under APB Opinion No. 25 and FASB Interpretation No. 44, as permitted under generally accepted accounting principles. No compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net income and net income per share (diluted) for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, would have been $1,190,558, $1,098,470, $1,780,936, $4,560,341 and $397,292 and $0.17, $0.16, $0.26,
      $0.72 and $0.09, respectively.

      The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted which may vary in future periods.

      The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:


                                        SIX-MONTH PERIOD                      YEAR ENDED
                                          ENDED JUNE 30                       DECEMBER 31
          ASSUMPTION                   2000          1999          1999          1998          1997
Risk-free interest rates               6.26%         4.75%         5.43%         5.26%         6.12%
Dividend yield                           -             -             -             -             -
Expected volatility                    70.34%        85.00%        84.74%        96.00%        90.00%
Expected life                         4 years       4 years       4 years       4 years       3 years

      Options outstanding at June 30, 2000, are as follows:


                                                             WEIGHTED                          WEIGHTED
     RANGE OF              NUMBER                            AVERAGE            NUMBER         AVERAGE
     EXERCISE          OUTSTANDING AT       REMAINING        EXERCISE       EXERCISABLE AT     EXERCISE
      PRICES           JUNE 30, 2000           LIFE           PRICE         JUNE 30, 2000       PRICE
  $2.07                    460,600          3-9 years        $2.07              429,609         $2.07
   1.44                     30,000           10 years         1.44               30,000          1.44
  $1.44-$2.07              490,600         3-10 years        $2.03              459,609         $2.03


11.   INCOME TAXES

      The components of the Company's income tax provision (benefit) from continuing operations consisted of:


                                                             JUNE 30                            DECEMBER 31
                                                      2000            1999        1999          1998            1997
Current-
    Federal                                       $   148,986    $   282,174   $   285,482   $ 1,446,909    $   (25,006)
    State                                              81,140        116,326       153,295       162,556         (2,809)
    Foreign                                              --          209,909        55,280          --             --
           Total current                              230,126        608,409       494,057     1,609,465        (27,815)

Deferred-
    Federal                                           (29,378)       245,718       408,690      (640,720)          --
    State                                             (15,999)        34,782        67,324       (90,696)          --
    Foreign                                          (161,979)       270,142       196,050        74,097       (294,227)
           Total deferred                            (207,356)       550,642       672,064      (657,319)      (294,227)
           Total income tax provision (benefit)   $    22,770    $ 1,159,051   $ 1,166,121   $   952,146    $  (322,042)


      A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:


                                                              JUNE 30                        DECEMBER 31
                                                     2000           1999           1999           1998           1997
Tax provision at statutory rate of 34%            $   560,968    $   800,718    $ 1,197,423    $ 2,322,644    $    48,851

State income taxes, net of federal
    income tax provision                               79,196        111,099        169,048        257,811           --
Foreign tax rate difference                          (426,461)       464,880        383,035       (422,385)      (322,042)
Increase (decrease) in deferred tax
    asset valuation allowance                            --             --         (198,710)      (412,646)         6,702
Utilization of loss carryforwards                    (220,097)      (220,097)      (454,897)      (836,538)       (82,890)
Goodwill amortization and other                        29,164          2,451         70,222         43,260         27,337
           Total income tax provision (benefit)   $    22,770    $ 1,159,051    $ 1,166,121    $   952,146    $  (322,042)


      The Company's subsidiary in Indonesia has generated tax losses in current and prior years. As a result, the Company does not have any current foreign taxes payable as of June 30, 2000.


      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                2000           1999           1998
      Deferred income tax asset:
          Accruals not deductible until paid                $   377,954    $   238,741    $   350,589
          Net operating loss carryforwards-
             U.S                                                451,442        671,539      1,041,921
             PT Buana                                           252,464           --          216,520
          Inventory                                             255,529        347,813        301,961
          Allowance for doubtful accounts                        67,900        104,760         93,120
          Valuation allowance                                  (451,442)      (671,539)    (1,041,921)
                           Total net deferred tax assets
                                                            $   953,847    $   691,314    $   962,190
      Deferred income tax asset:
          Difference between book and tax basis of
             property, plant and equipment
                                                            $  (400,604)   $  (435,912)   $   (14,254)
          Other noncurrent liabilities--PT Buana               (207,798)      (117,313)      (137,783)
                           Total deferred tax liabilities
                                                            $  (608,402)   $  (553,225)   $  (152,037)


      The Company has net operating loss carryforwards at June 30, 2000, of approximately $1.3 million which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating loss at June 30, 2000, is limited.

      The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest on debt outstanding for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, was $321,945, $228,560, $690,496, $1,286,619 and $1,488,211,
      respectively.

      Cash paid for income taxes during the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999 and 1998, was $30,000, $740,000, $780,000 and $1,270,000, respectively. There were no income taxes paid during 1997.

      During June, 1997, PT Buana converted debt obligations, owed to minority shareholders, to equity in the amount of $316,187.

      At December 31, 1997, the Company recorded an unrealized gain in shareholders' equity on the market value of the common stock of LSAI exceeding its cost in the amount of $261,979.

      The following represents significant related-party operating transactions during the six-month periods ended June 30, 2000 and 1999, and the years ended December 31, 1999, 1998 and 1997, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities.


                                                       JUNE 30                               DECEMBER 31
                                                2000            1999            1999            1998            1997
Operating cash transactions-
    Purchases from affiliate                 $  6,621,531    $  8,813,942    $ 18,409,600    $ 18,629,717    $    240,654
    Sales to affiliate                         (5,188,011)     (4,155,636)     (9,512,942)     (6,421,590)           --
    Cash payments                              (7,433,706)     (7,626,099)    (19,491,663)    (16,501,784)       (796,317)
    Cash receipts                               3,051,827       3,246,696       8,734,551       6,709,352         859,503
           Amounts due (from) to affiliate   $ (2,948,359)   $    278,903    $ (1,860,454)   $  2,415,695    $    303,840


13.   VALUATION AND QUALIFYING ACCOUNTS

      The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 2000, 1999, 1998 and 1997:


                                                  BALANCE AT    ACCOUNTS                  BALANCE
               ALLOWANCE FOR                      BEGINNING     WRITTEN     ADDITIONS      AT END
             DOUBTFUL ACCOUNTS                    OF PERIOD       OFF       TO ACCOUNT   OF PERIOD
Allowance for doubtful accounts activity
    for the year ended December 31, 1997           $  73,000   $ (11,735)   $ 133,735    $ 195,000
Allowance for doubtful accounts activity
    for the year ended December 31, 1998             195,000     (12,199)      57,199      240,000
Allowance for doubtful accounts activity
    for the year ended December 31, 1999             240,000        --         30,000      270,000
Allowance for doubtful accounts activity
    for the six-month period ended June 30, 2000     270,000        --        (95,000)     175,000


                                               BALANCE AT   ACCOUNTS                BALANCE
        RESERVE FOR EXCESS AND                  BEGINNING   WRITTEN    ADDITIONS     AT END
          OBSOLETE INVENTORY                    OF PERIOD    OFF       TO ACCOUNT   OF PERIOD

Reserve for excess and obsolete inventory
    activity for the year ended
    December 31, 1997                         $    --     $    --      $ 350,000   $ 350,000
Reserve for excess and obsolete inventory
    activity for the year ended
    December 31, 1998                           350,000     (66,870)     486,870     770,000
Reserve for excess and obsolete inventory
    activity for the year ended
    December 31, 1999                           770,000    (180,261)     155,000     744,739
Reserve for excess and obsolete inventory
    activity for the six-month period ended
    June 30, 2000                               744,739    (422,924)     215,000     536,815

14.   SEGMENT REPORTING

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

      Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note 1. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest ("Pretax income"). Management believes transactions between operating segments are made at prevailing market rates.

      The following tables provide financial data for the six-month periods ended June 30, 2000 and 1999, and for the years ended December 31, 1999, 1998 and 1997, for these segments:


            JUNE 30, 2000                     MANUFACTURING    DISTRIBUTION    ELIMINATIONS       CONSOLIDATED
Revenues from external customers              $ 5,499,811      $26,237,671     $      --          $31,737,482
Revenues from other operating segments          1,766,036             --        (1,766,036)              --
Pretax income                                     527,608        1,122,299            --            1,649,907
Depreciation and amortization expense             791,388          215,913            --            1,007,301
Interest income                                       821          421,200         421,200                821
Interest expense                                  539,729          297,900        (421,200)           416,429
Total assets                                   16,183,414       19,670,973            --           35,854,387
Capital expenditures                              386,853           61,757            --              448,610
Long-lived assets                              11,647,386        2,876,976            --           14,524,362


           JUNE 30, 1999                      MANUFACTURING    DISTRIBUTION    ELIMINATIONS       CONSOLIDATED
Revenues from external customers                $ 4,373,701    $26,572,775     $      --          $30,946,476
Revenues from other operating segments              809,537           --          (809,537)              --
Pretax income                                        36,493      2,318,561            --            2,355,054
Depreciation and amortization expense               678,839        168,616            --              847,455
Interest income                                       4,345        490,943        (490,777)             4,511
Interest expense                                    581,260        284,209        (490,777)           374,692
Total assets                                     16,025,896     26,605,210            --           42,631,106
Capital expenditures                              1,830,824        597,399            --            2,428,223
Long-lived assets                                12,542,322      2,997,350            --           15,539,672

         DECEMBER 31, 1999                   MANUFACTURING        DISTRIBUTION        ELIMINATIONS         CONSOLIDATED
Revenues from external customers             $  8,610,232         $ 56,669,872         $       --          $ 65,280,104
Revenues from other operating segments          1,726,945                   --         (1,726,945)                   --
Pretax income (loss)                              (88,115)           3,609,947                 --             3,521,832
Depreciation and amortization expense           1,465,593              351,900                 --             1,817,493
Interest income                                     5,949              912,553           (912,004)                6,498
Interest expense                                1,128,629              767,534           (912,004)              984,159
Total assets                                   15,420,491           24,773,680                 --            40,194,171
Capital expenditures                            2,084,939              887,898                 --             2,972,837
Long-lived assets                              12,060,563            3,040,598                 --            15,101,161



         DECEMBER 31, 1998                   MANUFACTURING        DISTRIBUTION        ELIMINATIONS         CONSOLIDATED
Revenues from external customers             $  6,894,637         $ 58,073,764        $      --             $64,968,401
Revenues from other operating segments          6,120,366                 --           (6,120,366)                 --
Pretax income                                   2,054,301            5,371,067               --               7,425,368
Depreciation and amortization expense           1,162,918              151,425               --               1,314,343
Interest income                                    13,680              565,536           (477,786)              101,430
Interest expense                                1,279,705              390,486           (477,786)            1,192,405
Total assets                                   14,184,928           21,615,011               --              35,799,939
Capital expenditures                              952,910            1,052,213               --               2,005,123
Long-lived assets                              11,402,620            2,554,562               --              13,957,182


         DECEMBER 31, 1997                   MANUFACTURING        DISTRIBUTION        ELIMINATIONS         CONSOLIDATED
Revenues from external customers             $   1,675,136         $49,727,555        $      --             $51,402,691
Revenues from other operating segments           7,595,760                --           (7,595,760)                 --
Pretax income                                      856,259             371,236               --               1,227,495
Depreciation and amortization expense              787,277             152,612               --                 939,889
Interest income                                      8,029             105,357            (76,076)               37,310
Interest expense                                 1,095,493             462,050            (76,076)            1,481,467
Total assets                                    12,991,497          16,539,748               --              29,531,245
Capital expenditures                             3,009,885              53,850               --               3,063,735
Long-lived assets                               11,590,157           1,768,055               --              13,358,212

15.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


                  2000 QUARTERS                            FIRST          SECOND
                                                     (in thousands except for per share data)
Net Revenues                                              $17,234         $14,503
Income from operations                                      1,146             898
Income from extraordinary item and cumulative
    effect of change in accounting principle                 --              --
Net income                                                    871             549
Net income per share:
    Basic                                                 $  0.13         $  0.08
    Diluted                                                  0.13            0.08



                  1999 QUARTERS                        FIRST        SECOND         THIRD        FOURTH
                                                          (in thousands except for per share data)
Net Revenues                                           $17,082      $13,865        $17,068      $17,265
Income from operations                                   1,740          873            943          784
Income from extraordinary item and cumulative
    effect of change in accounting principle              --           --             --           --
Net income                                               1,214          111            851          277
Net income per share:
    Basic                                              $  0.18      $  0.02        $  0.12      $  0.03
    Diluted                                               0.17         0.02           0.12         0.04



                  1998 QUARTERS                        FIRST        SECOND         THIRD        FOURTH
                                                          (in thousands except for per share data)
Net Revenues                                           $15,213      $15,685       $16,259       $17,811
Income from operations                                   1,526        2,204         2,347         2,079
Income from extraordinary item and cumulative
    effect of change in accounting principle              --           --             --           --
Net income                                               1,101        1,339         1,420         2,019
Net income per share:
    Basic                                              $  0.25      $  0.20       $  0.21       $  0.28
    Diluted                                               0.25         0.19          0.20          0.29