Form 10-Q
period 2000-09-30
WRP CORP
filed 2000-11-14
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares of the issuer's Common Stock, par value $.01 per share and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 13, 2000 was 5,589,292 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.

      Consolidated Balance Sheets
      September 30, 2000 (unaudited) and June 30, 2000 (audited)...........pg. 1

      Consolidated Statements of Operations (unaudited) for the
      Three Months Ended September 30, 2000 and 1999.......................pg. 3

      Consolidated Statements of Cash Flows (unaudited) for the
      Three Months Ended September 30, 2000 and 1999.......................pg. 4

      Notes to Interim Consolidated Financial Statements (unaudited).......pg. 5

Item 2.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................pg. 10

Item 3.

      Quantitative and Qualitative Disclosures About Market Risk..........pg. 15


                           PART II - OTHER INFORMATION
Item 6.

      Exhibits and Reports on Form 8-K....................................pg. 15

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 September 30, 2000   June 30, 2000
                                                                 ------------------   -------------
                                                                    (Unaudited)         (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                                       $    142,168       $    224,054
    Accounts receivable - trade, net of allowance for doubtful accounts of $185,000 at September 30, 2000 and
       $175,000 at June 30, 2000                                       6,188,144          5,621,417
    Inventories, net                                                  12,430,690         10,124,411
    Prepaid expenses                                                     306,148            431,150
    Due from affiliate                                                 6,409,081          3,870,315
    Deferred tax assets                                                  775,599            953,847
    Other receivables                                                    124,026            104,831
                                                                    ------------       ------------
           Total current assets                                       26,375,856         21,330,025
                                                                    ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                                    736,535            736,535
    Construction in progress                                             119,620             75,616
    Equipment, furniture and fixtures                                 15,426,313         15,225,249
    Building improvements                                              2,252,714          2,237,677
    Vehicles                                                             126,510            116,704
                                                                    ------------       ------------
           Total property, plant and equipment                        18,661,692         18,391,781
    Less - Accumulated depreciation and amortization                  (5,726,612)        (5,255,541)
                                                                    ------------       ------------
           Property, plant and equipment, net                         12,935,080         13,136,240
                                                                    ------------       ------------
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $590,251
       at September 30, 2000 and $573,443 at June 30, 2000             1,159,749          1,176,557
    Other assets                                                         210,877            211,565
                                                                    ------------       ------------
           Total other assets                                          1,370,626          1,388,122
                                                                    ------------       ------------
                                                                    $ 40,681,562       $ 35,854,387
                                                                    ============       ============


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         September 30, 2000   June 30, 2000
                                                                         ------------------   -------------
                                                                             (Unaudited)         (Audited)
CURRENT LIABILITIES:
   Accounts payable - trade                                                 $  1,309,550       $  1,925,628
   Trade notes payable to bank                                                 1,675,133          1,252,814
   Notes payable and current portion of
     long-term obligations                                                     5,929,751          3,404,552
   Due to affiliate                                                            3,490,490          1,613,185
   Accrued expenses                                                            4,047,570          3,639,335
                                                                            ------------       ------------
       Total current liabilities                                              16,452,494         11,835,514
                                                                            ------------       ------------
LONG-TERM DEBT                                                                   665,272            750,000
                                                                            ------------       ------------
DEFERRED TAX LIABILITY                                                           636,664            608,402
                                                                            ------------       ------------
MINORITY INTEREST IN SUBSIDIARY                                                1,919,354          1,833,955
                                                                            ------------       ------------
SHAREHOLDERS' EQUITY:
   Series A common stock, $.01 par value; 1,252,538 shares authorized;
     1,252,538 shares issued and outstanding
     in 2000                                                                      12,525             12,525
   Common stock, $.01 par value; 10,000,000 shares
     authorized;  5,803,692 shares issued and
     outstanding in 2000                                                          58,037             58,037
   Additional paid-in capital                                                 17,942,471         17,942,471
   Retained earnings                                                           4,446,421          4,205,077
   Less - Common stock in treasury, at cost, 214,400
     and 177,500 shares as of September 30, 2000 and
     June 30, 2000, respectively                                              (1,451,676)        (1,391,594)
                                                                            ------------       ------------
       Total shareholders' equity                                             21,007,778         20,826,516
                                                                            ------------       ------------
                                                                            $ 40,681,562       $ 35,854,387
                                                                            ============       ============

The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                         Ended September 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

NET SALES                                           $ 13,864,530   $ 17,068,019
COST OF GOODS SOLD                                     9,765,704     12,875,919
                                                    ------------   ------------
GROSS PROFIT                                           4,098,826      4,192,100
OPERATING EXPENSES:
     Selling, general and administrative               3,415,871      3,248,650
                                                    ------------   ------------
INCOME FROM OPERATIONS                                   682,955        943,450
INTEREST EXPENSE                                         183,086        308,526
OTHER INCOME                                              34,621         14,178
                                                    ------------   ------------
     Income before provision for (benefit from)
     income taxes and minority interest                  534,490        649,102

PROVISION FOR (BENEFIT FROM) INCOME TAXES                207,747       (360,900)
                                                    ------------   ------------
     Net income before minority interest                 326,743      1,010,002

MINORITY INTEREST IN INCOME OF SUBSIDIARY                 85,399        158,940
                                                    ------------   ------------
              NET INCOME                            $    241,344   $    851,062
                                                    ============   ============

BASIC NET INCOME PER COMMON SHARE:                  $       0.04   $       0.12
                                                    ============   ============

DILUTED NET INCOME PER COMMON SHARE:                $       0.04   $       0.12
                                                    ============   ============




The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2000

                                                                   Three months Ended  Six Months Ended
                                                                   September 30, 2000    June 30, 2000
                                                                   ------------------  ----------------
                                                                       (Unaudited)         (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   241,344         $ 1,420,262
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
        Depreciation                                                      471,071             973,685
        Amortization                                                       16,808              33,616
        Deferred income taxes                                             206,510            (207,356)
        Loss on disposal of property, plant and equipment                       -               6,846
        Changes in operating assets and liabilities:
           Accounts receivable - trade, net                              (566,727)          2,347,952
           Inventories, net                                            (2,306,279)          2,806,158
           Prepaid expenses                                               125,002             131,769
           Other assets                                                   (18,507)            127,896
           Accounts payable - trade                                      (616,078)            782,370
           Accrued expenses                                               408,235             195,736
           Amounts due to and from affiliate                             (661,461)         (2,948,359)
                                                                      -----------         -----------
        Net cash (used in) provided by operating activities            (2,700,082)          5,670,575
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (269,911)           (448,610)
     Proceeds on sales of property, plant and equipment                         -              26,565
     Minority interest in subsidiary                                       85,399             206,875
                                                                      -----------         -----------
        Net cash used in investing activities                            (184,512)           (215,170)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on trade notes payable to bank             422,319             (75,596)
     Net borrowings (payments) on notes payable                         2,440,471          (5,258,659)
     Payments for treasury stock repurchases                              (60,082)            (68,558)
                                                                      -----------         -----------
        Net cash provided by (used in) financing activities             2,802,708          (5,402,813)
                                                                      -----------         -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (81,886)             52,592

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            224,054             171,462
                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   142,168         $   224,054
                                                                      ===========         ===========


The accompanying notes to interim consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

1.       DESCRIPTION OF BUSINESS:

         WRP Corporation (together with its subsidiaries, the "Company") is a leading marketer of medical examination and surgical gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC") and is a manufacturer of high quality disposable latex examination gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its examination gloves primarily to the medical, food service, dental and retail markets.

         During February 2000, the Company's Board of Directors elected to change our reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. The reporting period ending September 30, 2000 represents the first quarter of our fiscal year ended June 30, 2001.

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended June 30, 2000. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three month period ended September 30, 2000 may not be indicative of the results that may be expected for the fiscal year ended June 30, 2001.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, AHPC and its 70% owned subsidiary, PT Buana. All significant intercompany transactions have been eliminated in consolidation.

         WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owns the Series A Common Stock of the Company and is the majority shareholder of the Company.

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

         At September 30, 2000, WRP Asia had a 54.8% ownership interest in the Company. WRP Asia is one of the world's leading manufacturers of high quality disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.       COMMON STOCK:

         The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

               a. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The Company has reserved 1,252,538 share of Common Stock for issuance upon conversion of the Series A Common Stock.

               b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of the Company's Board of Directors and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

         In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the three months ended September 30, 2000, the Company purchased 36,900 shares of our Common Stock under this program.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net income in the period in which they occur. During the quarters ended September 30, 2000 and 1999, the foreign exchange losses included in the determination of net income were $10,924 and $34,082, respectively.

7.       ASIAN ECONOMIC EVENTS:

         In the past, the Asian Pacific region experienced an economic situation that was characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. Due to the Company's ownership interest in PT Buana, an Indonesian factory and due to the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become knows and estimable.

8.       NET INCOME PER SHARE:

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30 are as follows:


                                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                      ------------------    ------------------
               Basic weighted-average number of
               common shares outstanding                   6,870,708              6,926,230
               Dilutive effect of common share
               equivalents                                       612                 34,024
                                                          ----------            -----------
               Diluted weighted-average number
               of common shares outstanding                6,871,320              6,960,254
                                                          ==========            ===========

         At September 30, 2000, there were 6,841,830 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

         The Company had net operating loss carryforwards ("NOL's") at September 30, 2000 of approximately $1.2 million which were available to reduce U.S. federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are subject to limitations in future years as a direct result of certain ownership changes that have occurred. The Company's Indonesian subsidiary has generated book and tax profits and as a result, the Company has recorded income tax expense during the quarter ended September 30, 2000. For the three months ended September 30, 2000 and 1999, the Company recorded a provision for (benefit from) income taxes of $207,747 and ($360,900), respectively.

10.      CONTINGENCIES:

         Over the last several years, several product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending September 30, 2000, the Company became an active party in three additional product liability lawsuits and was dismissed from one lawsuit. At September 30, 2000, the Company was involved in a total of 63 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

         AHPC possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of its policy. The Company believes that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect the Company. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which the Company may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. The Company will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter.

11.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributors to owners, in a financial statement for the period in which they are recognized. Comprehensive income for the three months ended September 30, 2000 and 1999 was equal to net income and there were no accumulated other comprehensive income items during the quarters ended September 30, 2000 or 1999.

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

         The Company evaluates segment performance based on income before provision for (benefit from) income taxes and minority interest ("Pre-tax income"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three months ended September 30, 2000 and 1999 for these segments:

              SEPTEMBER 30, 2000                 MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
     Revenues from external customers               $3,163,730        $10,700,800         $        -         $13,864,530
     Revenues from other operating
            segments                                   842,630                  -           (842,630)                  -
     Pre-tax income                                    492,411             42,079                  -             534,490
     Total assets                                   16,680,586         24,000,976                  -          40,681,562

              SEPTEMBER 30, 1999                 MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
     Revenues from external customers               $2,515,101        $14,552,918         $        -         $17,068,019
     Revenues from other operating
            segments                                   360,000                  -           (360,000)                  -
     Pre-tax income                                     11,200            637,902                  -             649,102
     Total assets                                   16,740,666         25,138,295                  -          41,878,961

13.      BANK COVENANT VIOLATION:

         AHPC was in violation of one of its financial covenant ratios at September 30, 2000. AHPC's fixed charge coverage ratio did not exceed the covenant as required by the credit company which provides AHPC with a $15 million line of credit and letter of credit facility. The credit company has agreed to waive this covenant violation deficiency through December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

         The Company's wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination and surgical gloves in the United States and has been in the glove business since its incorporation in January 1989.

         The Company's 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), is an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable latex exam gloves.

         During February 2000, the Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the first quarter of our fiscal year ended June 30, 2001.

         In April 2000 the Company announced the launch of a surgical glove line, the ProFeel brand, through a newly created surgical product division, EPIC Surgical. These new surgical products have synergy with our present customer base and allow our sales force to increase their call point and create new growth opportunities in a related and significant market sector. The ProFeel(R) surgical glove line utilizes an advanced technology that provides outstanding tactile




---------------------
(1) Forward looking statements in the Notes to the Company's financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and the Company's plans and strategies, are all based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. The Company cautions investors that its business is subject to significant risks and uncertainties. See the risk factors as disclosed in the Company's Transition Report on Form 10-K for the six month period ending June 30, 2000 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

sensitivity which maximizes functionality in the surgical suite. The surgical glove sales are expected to commence in the second quarter of our fiscal year ended June 30, 2001.

         In July 2000, the Company announced its partnership with Owens & Minor, Inc. ("O&M") through an enhanced logistics agreement as well as an e-commerce strategic alliance, called eMedExpress. In November 2000, the Company's telesales department commenced with the telesales selling of O&M's eMedExpress product line to the medical non-acute care market. Included in the varied eMedExpress product line is our newly created glove line, the eSsential(TM) brand, which will be sold along with the many other eMedExpress products.

         The Company is continuing to evaluate and investigate new products to compliment the Company's glove product line; the Company plans to commence selling dry wipe towels in the foodservice market in the second quarter of our fiscal year ended June 30, 2001. The Company also has plans to develop and introduce other new products in the near future which provide infection control protection and safety.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

         The Company's net sales are derived from the sale of finished product, net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $13,864,530 and $17,068,019 for the three months ended September 30, 2000 and 1999, respectively. This represents an 18.8% decline in glove sales for the quarter compared to the year earlier period.

         Sales were down quarter over quarter by $3.2 million due to the elimination of sales of Novation NovaPlus brand products. In January 2000, the Company announced that the group purchasing organization, Novation, would not renew its AHPC glove supply agreement, which expired on April 30, 2000. The elimination of NovaPlus branded product sales was partially offset by the retention and conversion of approximately 30% of Novation business to our branded products and an increase in the AmeriNet group purchasing organization product sales, which were launched in the third quarter of 1999. AmeriNet sales totaled approximately $1.2 million during the three months ended September 30, 2000 compared to approximately $100,000 in the year earlier period. Further offsetting the elimination of NovaPlus product sales was an increase in the foodservice division and PT Buana sales of $850,000 and $1.13 million, respectively. PT Buana operated at full capacity during this quarter and all of its production was sold in the period.

         The gross profit percentage increased from 24.6% in the quarter ended September 30, 1999 to 29.6% in the same period of 2000. This increase in gross profit margin is attributed to an increase in foodservice glove sales, which carry a higher profit margin, and reductions in glove purchase prices, offset by reduced sell prices. The Company currently expects its gross margins to continue to be affected by changes in product mix, competition, the price of latex and other factors.

         Selling, general and administrative ("SG&A") expenses increased by 5.1% from $3,248,650 for the three months ended September 30, 1999 to $3,415,871 for the three months ended September 30, 2000. As a percentage of net sales, SG&A expenses increased from 19.0% for the three months ended September 30, 1999 to 24.6% for the three months ended September 30, 2000. This increase of $167,221 in SG&A expenses is attributable to an increase in selling compensation costs of $232,200 associated with the Company's hiring of surgical sales and marketing staff for its surgical glove launch, as well as additional telesales staff in connection with the e-commerce and eMedExpress commencement in November 2000. The Company expects that its SG&A expenses may increase as a percentage of net sales in subsequent quarters as the business transitions to overcome the loss of the Novation contract and seeks to implement several strategic business plans in new product initiatives and e-commerce strategies.

         Income from operations decreased by 27.6% from $943,450 for the three months ended September 30, 1999 to $682,955 for the three months ended September 30, 2000. Operating margins decreased from 5.5% in the 1999 period to 4.9% in the 2000 period. The Company's EBITDA was $1,205,455 for the first quarter of 2000 compared to $1,458,130 in the comparable 1999 quarter. These reductions in operating margin and EBITDA reflect the reduction in sales and an increase in SG&A expenses, offset by an improved gross profit percentage.

         Interest expense declined during the three months ended September 30, 2000 to $183,086 compared to $308,526 in the same quarter of 1999. This 40.7% decrease is attributable to paydowns on our line of credit in the first half of 2000 as inventory levels were reduced due to the significant reductions in NovaPlus inventories. We anticipate that interest expense in future periods will increase, as the Company has increased its inventory levels and line of credit debt during the quarter ended September 30, 2000.

         The Company recorded a foreign currency exchange loss of $10,924 in the quarter ended September 30, 2000 versus a foreign exchange loss of $34,083 in the comparable period in 1999, from its Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange losses or gains in the future.

         Indonesia continues to be exposed to economic instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. Improvement of the Indonesian economic situation is progressing due to the measures that are being taken by the government of Indonesia. It is not possible to determine if the economic recovery will continue. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         The provision for (benefit from) income taxes for the three months ended September 30, 2000 and 1999 was $207,747 and ($360,900), respectively. This change in income taxes is attributed to a reduction of taxable income generated in the U.S. during the three months ended

September 30, 2000 compared to the same period in 1999 and due to PT Buana recording a $518,600 tax benefit in the prior year quarter caused by a significant weakening of the Indonesian rupiah against the U.S. dollar during that period. The Company's U.S. operations generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1,200,000 is remaining at September 30, 2000. Historical NOL's have been used to offset the net income generated in the U.S.

         The minority interest in income of subsidiary represents the non-owned 30% profit from PT Buana. The minority interest in income of PT Buana was $85,399 during the quarter ended September 30, 2000 compared to $158,940 during the same period in 1999.

         For the three months ended September 30, 2000, net income for the Company was $241,344, compared to net income of $851,062 in the same period of 1999. Diluted earnings per share for the three months ended September 30, 2000 and 1999 was $0.04 and $0.12, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at September 30, 2000 was $142,168, a decrease of $81,886 from $224,054 at June 30, 2000. The Company experienced a decrease in cash flows during the three months ended September 30, 2000 primarily from cash used in operating and investing activities, offset by cash provided from financing activities.

         The Company's operations utilized cash of $2,700,082 during the quarter primarily as a result of an increase in inventories of $2,306,279. Net inventories at September 30, 2000 increased by 22.8% to $12,430,690 from $10,124,411 at June 30, 2000. This inventory increase is due to the addition of several new product lines including surgical glove products.

         Net trade accounts receivable at September 30, 2000 increased by 10.1% to $6,188,144 from $5,621,417 at June 30, 2000. This increase of $566,727 is primarily due to an increase in the foodservice division sales which carry longer payment terms.

         During the quarter ended September 30, 2000, cash was provided to the Company from financing activities in the amount of $2,802,708. The Company increased net borrowings on notes payable by $2,440,471 which includes additional line of credit borrowings of $2,592,613 primarily used to finance increased inventory purchases and levels.

         During the three months ended September 30, 2000, the Company used cash in investing activities of $184,512. The Company spent $269,911 for capital expenditures during the quarter primarily at PT Buana, the Indonesian manufacturing plant, for capital improvements.

         On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (9.25% at September 30, 2000). At September 30, 2000, AHPC had outstanding $5,329,751 on the revolving line of credit and $1,675,133 of letter of credit liabilities under the credit facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between the Company and two trusts affiliated with a director of the Company, the Company issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000, payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into Common Stock of the Company at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of Common Stock of the Company at an exercise price of $22.20 per share. At September 30, 2000, the total outstanding debt associated with these debentures was $1,250,000. During the quarter ended September 30, 2000, the Company repaid $100,000 against this debt. The Company anticipates repayments of $600,000 within the next twelve months and has classified this amount as current debt at September 30, 2000.

         The Company currently expects to have cash needs during the remainder of 2000 and beyond, in addition to funding the growth of the existing glove business and new surgical glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new products such as dry wipe towels; (ii) the expansion into the alternate care markets through an e-commerce telesales platform; (iii) paying off debt obligations, particularly the remaining long-term debt; (iv) the hiring of additional telesales, surgical and marketing staff; (v) the hiring of additional support staff; (vi) funding the promotion of our branded products; (vii) purchasing our Common Stock in connection with our stock repurchase program; and (viii) possible acquisitions. The Company believes that its cash and cash to be generated from future operations plus its credit facility will be sufficient to fund the Company's ongoing operations.

DISCLOSURE

         The Company normally carries out a quarterly earnings conference call discussion with analysts, shareholders and other interested parties in conjunction with the release of the 10Q. The public can access this call and the details of such upcoming calls, which are published in a press release several days prior to the call. In the future, details will also be available on our website: www.wrpusa.com.

YEAR 2000

         Based on operations since January 1, 2000, the Company does not expect any significant impact to the Company's ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant. The Company is currently not aware of any significant Year 2000 or similar problem that may have arisen with our key customers, suppliers or other significant third parties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. The Company has not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. The Company estimates that the fair value of each debt instrument approximated its market value at September 30, 2000.

         The Company is subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at September 30, 2000 approximated its fair value.

                           PART II - OTHER INFORMATION

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

                                             WRP Corporation
                                             (Registrant)

Date:  November 13, 2000                     By:  /s/ Kenneth Ling
                                                  ----------------
                                             Name:   Kenneth Ling
                                             Title:  Chief Financial Officer