Form 10-Q
period 2000-12-31
WRP CORP
filed 2001-02-16
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2000

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

                                Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of February 9, 2001 was 5,546,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets
         December 31, 2000 (unaudited) and June 30, 2000 (audited)..............pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended December 31, 2000 and 1999..........................pg. 3

         Consolidated Statements of Operations (unaudited) for the
         Six Months Ended December 31, 2000 and 1999............................pg. 4

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended December 31, 2000 and 1999............................pg. 5

         Notes to Interim Consolidated Financial Statements (unaudited).........pg. 6

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................pg. 12

Item 3.

         Quantitative and Qualitative Disclosures About Market Risk.............pg. 18


                           PART II - OTHER INFORMATION

Item 6.

         Exhibits and Reports on Form 8-K.......................................pg. 19


                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      December 31, 2000     June 30, 2000
                                                                      -----------------     -------------
                                                                         (Unaudited)         (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    198,439          $    224,054
   Accounts receivable - trade, net of allowance for doubtful accounts of $185,000 at December 31, 2000 and
      $175,000 at June 30, 2000                                           5,217,044             5,621,417
   Inventories, net                                                      12,203,180            10,124,411
   Prepaid expenses                                                       1,302,138               431,150
   Due from affiliate                                                     6,925,225             3,870,315
   Deferred tax assets                                                      789,433               953,847
   Other receivables                                                        112,049               104,831
                                                                       ------------          ------------
           Total current assets                                          26,747,508            21,330,025
                                                                       ------------          ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land rights and land improvements                                        736,535               736,535
   Construction in progress                                                 144,333                75,616
   Equipment, furniture and fixtures                                     15,590,645            15,225,249
   Building improvements                                                  2,252,714             2,237,677
   Vehicles                                                                 126,510               116,704
                                                                       ------------          ------------
           Total property, plant and equipment                           18,850,737            18,391,781
   Less - Accumulated depreciation and amortization                      (6,231,151)           (5,255,541)
                                                                       ------------          ------------
           Property, plant and equipment, net                            12,619,586            13,136,240
                                                                       ------------          ------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $607,059
       at December 31, 2000 and $573,443 at June 30, 2000                 1,142,941             1,176,557
    Other assets                                                            154,612               211,565
                                                                       ------------          ------------
           Total other assets                                             1,297,553             1,388,122
                                                                       ------------          ------------
                                                                       $ 40,664,647          $ 35,854,387
                                                                       ============          ============


     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    December 31, 2000     June 30, 2000
                                                                    -----------------     -------------
                                                                       (Unaudited)          (Audited)
CURRENT LIABILITIES:
         Accounts payable - trade                                  $  2,370,184            $  1,925,628
         Trade notes payable to bank                                  1,191,966               1,252,814
         Notes payable and current portion of
            long-term obligations                                     7,630,486               3,404,552
         Due to affiliate                                             2,393,252               1,613,185
         Accrued expenses                                             4,108,268               3,639,335
                                                                   ------------            ------------
                 Total current liabilities                           17,694,156              11,835,514
                                                                   ------------            ------------
LONG-TERM DEBT                                                           11,979                 750,000
                                                                   ------------            ------------
DEFERRED TAX LIABILITY                                                  569,016                 608,402
                                                                   ------------            ------------
MINORITY INTEREST IN SUBSIDIARY                                       1,871,703               1,833,955
                                                                   ------------            ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares
            authorized;  1,252,538 shares issued and outstanding
            in 2000                                                      12,525                  12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized;  5,803,692 shares issued and
            outstanding in 2000                                          58,037                  58,037
         Additional paid-in capital                                  17,942,471              17,942,471
         Retained earnings                                            4,002,199               4,205,077
         Less - Common stock in treasury, at cost, 257,000
            and 177,500 shares as of December 31, 2000 and
            June 30, 2000, respectively                              (1,497,439)             (1,391,594)
                                                                   ------------            ------------
                 Total shareholders' equity                          20,517,793              20,826,516
                                                                   ------------            ------------
                                                                   $ 40,664,647            $ 35,854,387
                                                                   ============            ============


     The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Three Months
                                                                                Ended December 31,
                                                                           ----------------------------
                                                                               2000            1999
                                                                           ------------    ------------
                                                                            (Unaudited)     (Unaudited)
NET SALES                                                                  $ 12,708,668    $ 17,265,609
COST OF GOODS SOLD                                                            9,346,718      12,910,648
                                                                           ------------    ------------
GROSS PROFIT                                                                  3,361,950       4,354,961
OPERATING EXPENSES:
        Selling, general and administrative                                   3,872,661       3,562,352
                                                                           ------------    ------------
(LOSS) INCOME FROM OPERATIONS                                                  (510,711)        792,609
INTEREST EXPENSE                                                                245,718         300,941
OTHER INCOME                                                                     80,045          26,008
                                                                           ------------    ------------
        (Loss) income before (benefit from) provision for
        income taxes and minority interest                                     (676,384)        517,676
(BENEFIT FROM) PROVISION FOR INCOME TAXES                                      (184,511)        367,970
                                                                           ------------    ------------
         Net (loss) income before minority interest                            (491,873)        149,706
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                         (47,651)       (127,706)
                                                                           ------------    ------------
            Net (loss) income                                              $   (444,222)   $    277,412
                                                                           ============    ============
BASIC NET (LOSS) INCOME PER COMMON SHARE:                                  $      (0.07)   $       0.04
                                                                           ============    ============
DILUTED NET (LOSS) INCOME PER COMMON SHARE:                                $      (0.07)   $       0.04
                                                                           ============    ============


     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Six Months
                                                           Ended December 31,
                                                      ----------------------------
                                                          2000           1999
                                                      -----------     ------------
                                                       (Unaudited)     (Unaudited)
NET SALES                                             $ 26,573,198    $ 34,333,628
COST OF GOODS SOLD                                      19,112,422      25,786,567
                                                      ------------    ------------
GROSS PROFIT                                             7,460,776       8,547,061
OPERATING EXPENSES:
         Selling, general and administrative             7,288,532       6,811,002
                                                      ------------    ------------
INCOME FROM OPERATIONS                                     172,244       1,736,059
INTEREST EXPENSE                                           428,804         609,467
OTHER INCOME                                               114,666          40,186
                                                      ------------    ------------
         (Loss) income before provision for
         income taxes and minority interest               (141,894)      1,166,778
PROVISION FOR INCOME TAXES                                  23,236           7,070
                                                      ------------    ------------
         Net (loss) income before minority interest       (165,130)      1,159,708
MINORITY INTEREST IN INCOME OF SUBSIDIARY                   37,748          31,234
                                                      ------------    ------------
            Net (loss) income                         $   (202,878)   $  1,128,474
                                                      ============    ============
BASIC NET (LOSS) INCOME PER COMMON SHARE:             $      (0.03)   $       0.16
                                                      ============    ============
DILUTED NET (LOSS) INCOME PER COMMON SHARE:           $      (0.03)   $       0.16
                                                      ============    ============


     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Six Months
                                                                            Ended December 31,
                                                                        --------------------------
                                                                           2000           1999
                                                                        -----------    -----------
                                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                  $  (202,878)   $ 1,128,474
    Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
        Depreciation                                                       978,305        936,422
        Amortization                                                        33,616         33,616
        Deferred income taxes                                              125,028        122,049
        Loss on disposal of property, plant and equipment                    2,624          4,197
        Changes in operating assets and liabilities:
           Accounts receivable - trade, net                                404,373     (1,845,715)
           Inventories, net                                             (2,078,769)     4,299,550
           Prepaid expenses                                               (870,988)       580,185
           Other assets                                                     49,735         72,403
           Accounts payable - trade                                        444,556     (1,728,706)
           Accrued expenses                                                468,933      1,217,751
           Amounts due to and from affiliate                            (2,274,843)    (2,139,357)
                                                                       -----------    -----------
        Net cash (used in) provided by operating activities             (2,920,308)     2,680,869
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (464,275)      (544,614)
    Proceeds on sales of property, plant and equipment                        --              390
    Minority interest in subsidiary                                         37,748         31,235
                                                                       -----------    -----------
        Net cash used in investing activities                             (426,527)      (512,989)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on trade notes payable to bank                            (60,848)      (308,568)
    Net borrowings (payments) on notes payable                           3,487,913     (1,736,748)
    Payments for treasury stock repurchases                               (105,845)          --
                                                                       -----------    -----------
        Net cash provided by (used in) financing activities              3,321,220     (2,045,316)
                                                                       -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (25,615)       122,564
CASH AND CASH EQUIVALENTS, beginning of period                             224,054         48,898
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                               $   198,439    $   171,462
                                                                       ===========    ===========


     The accompanying notes to interim consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.   DESCRIPTION OF BUSINESS:

     WRP Corporation (together with its subsidiaries, the "Company") is a leading marketer of disposable medical examination, foodservice and surgical gloves in the United States through its wholly-owned U.S. subsidiary, American Health Products Corporation ("AHPC"), and is a manufacturer of disposable latex examination and foodservice gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its disposable gloves primarily to the medical, foodservice, dental and retail markets.

     During February 2000, the Company's Board of Directors elected to change the Company's reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. The reporting period ending December 31, 2000 represents the second quarter of our fiscal year ended June 30, 2001.

2.   BASIS OF PRESENTATION:

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended June 30, 2000. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six month period ended December 31, 2000 may not be indicative of the results that may be expected for the fiscal year ended June 30, 2001.

3.   PRINCIPLES OF CONSOLIDATION:

     The accompanying interim consolidated financial statements include the accounts of the Company, AHPC and its 70% owned subsidiary, PT Buana. All significant intercompany transactions have been eliminated in consolidation.

4.   MAJORITY SHAREHOLDER:

     WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owns the Series A Common Stock of the Company and is the majority shareholder of the Company.

     At December 31, 2000, WRP Asia had a 55.2% ownership interest in the Company. WRP Asia is one of the world's leading manufacturers of high quality, disposable latex examination gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.   COMMON STOCK:

     At December 31, 2000, the Company had outstanding 1,252,538 shares of Series A Convertible Common Stock and 5,546,692 shares of Common Stock for a total of 6,799,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

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

     In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the three months and six months ended December 31, 2000, the Company purchased 42,600 and 79,500 shares of its Common Stock under this program, respectively.

6.   FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the second quarters ended December 31, 2000 and 1999, the foreign exchange gains (losses) included in the determination of net income (loss) were $(5,023) and $28,625, respectively. During the six months ended December 31, 2000 and 1999, the Company recorded foreign exchange losses of $15,947 and $5,458, respectively.

7.   ASIAN ECONOMIC EVENTS:

     The Asian Pacific region has experienced economic and political situations characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. Due to the Company's ownership interest in PT Buana, an Indonesian factory, and the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.   NET INCOME (LOSS) PER SHARE:

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months and six months ended December 31 are as follows:


                                            THREE MONTHS ENDED     THREE MONTHS ENDED
                                            DECEMBER 31, 2000      DECEMBER 31, 1999
                                            -----------------      ------------------
      Basic weighted-average number of
           common shares outstanding            6,832,569              6,926,230
                                                ---------              ---------
      Dilutive effect of common share
           equivalents                               --                    2,316
                                                ---------              ---------
      Diluted weighted-average number
            of common shares outstanding        6,832,569              6,928,546
                                                =========              =========


                                              SIX MONTHS ENDED     SIX MONTHS ENDED
                                              DECEMBER 31, 2000    DECEMBER 31, 1999
                                              -----------------    -----------------
      Basic weighted-average number of
           common shares outstanding            6,852,374              6,926,230
                                                ---------              ---------
      Dilutive effect of common share
           equivalents                               --                   16,383
                                                ---------              ---------
      Diluted weighted-average number
            of common shares outstanding        6,832,374              6,942,613
                                                =========              =========


     At December 31, 2000, there were 6,799,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

     The Company's U.S. operations had generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1.3 million is remaining at June 30, 2000. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past.

     For the three months ended December 31, 2000 and 1999, the Company recorded a provision for (benefit from) income taxes of $(184,511) and $367,970, respectively. For the six months ended December 31, 2000 and 1999, the Company recorded a provision for income taxes of $23,236 and $7,070, respectively. The Company's U.S. operations has generated book and tax losses during the quarter ended December 31, 2000 and as a result, the Company has recorded an income tax benefit during the three months then ended.

10.  CONTINGENCIES:

     Over the last several years, several product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending December 31, 2000, the Company became an active party in six additional product liability lawsuits and was dismissed from or settled 14 lawsuits. At December 31, 2000, the Company was involved in a total of 55 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

     The Company possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against itself, AHPC and PT Buana, in addition to the indemnity of AHPC's customers to the limits of its policy. The Company believes that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect the Company. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which the Company may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect the Company's operations or financial condition. The Company will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, management determines that the Company's best interests will be served by settling the matter.

11.  COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income (loss) for the three and six months ended December 31, 2000 and 1999 was equal to net income (loss) and there were no accumulated other comprehensive income items during the three months and six months ended December 31, 2000 or 1999.

12.  SEGMENT REPORTING:

     The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to AHPC and other customers through WRP Asia's distribution network. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove vendors and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

     The Company evaluates segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest ("Pre-tax income
(loss)"). Transactions between operating segments are made at prevailing market rates.

     The following tables provide financial data for the three and six months ended December 31, 2000 and 1999 for these segments:


              THREE MONTHS ENDED
               DECEMBER 31, 2000                 MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
Revenues from external customers                 $  2,173,214        $ 10,535,454        $       --         $ 12,708,668
Revenues from other operating
     segments                                         884,600                --              (884,600)              --
Pre-tax loss                                          (61,889)           (469,495)           (145,000)          (676,384)
Total assets                                       17,057,679          32,691,338          (9,084,370)        40,664,647



              THREE MONTHS ENDED
               DECEMBER 31, 1999                 MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
Revenues from external customers                 $  1,721,430        $ 15,544,179        $       --         $ 17,265,609
Revenues from other operating
     segments                                         557,408                --              (557,408)              --
Pre-tax income (loss)                                (135,808)            653,484                --              517,676
Total assets                                       15,420,491          33,143,259          (8,369,579)        40,194,171



         SIX MONTHS ENDED
         DECEMBER 31, 2000                       MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
Revenues from external customers                 $  5,336,944        $ 21,236,254        $       --         $ 26,573,198
Revenues from other operating
  segments                                          1,727,230                --            (1,727,230)              --
Pre-tax income (loss)                                 418,522            (427,416)           (133,000)          (141,894)
Total assets                                       17,057,679          32,691,338          (9,084,370)        40,664,647



         SIX MONTHS ENDED
         DECEMBER 31, 1999                       MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                                 -------------       ------------        ------------       ------------
Revenues from external customers                 $  4,236,531        $ 30,097,097        $       --         $ 34,333,628
Revenues from other operating
  segments                                            917,408                --              (917,408)              --
Pre-tax income (loss)                                (124,608)          1,291,386                --            1,166,778
Total assets                                       15,420,491          33,143,259          (8,369,579)        40,194,171


13.  BANK COVENANT VIOLATION:

     AHPC was in violation of one of its financial covenant ratios at December 31, 2000. AHPC's fixed charge coverage ratio did not exceed the covenant as required by the credit company which provides AHPC with a $15 million line of credit and letter of credit facility. The credit company has agreed to waive this covenant violation deficiency through December 31, 2000.

14.  SUBSEQUENT EVENT:

     On February 2, 2001, the Company was notified by NASDAQ of the Company's failure to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Under NASDAQ listing regulations, the Company will be provided 90 calendar days to regain compliance with this rule. If at anytime during the 90 day period, the bid price of the Company's common stock is at least $1.00 for a minimum of 10 consecutive trading days, the Company will be deemed to be in compliance. There is also a further appeal process available. The Company is investigating all means towards remaining in compliance for continued listing on NASDAQ.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     Our wholly-owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination, foodservice and surgical gloves in the United States and has been in the glove business since its incorporation in January 1989. Our brand name disposable products include ProFeel(R) surgical gloves, Dermasafe(R) examination gloves and SafePrep(TM) foodservice products.

     Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, is an Indonesian glove manufacturing plant. PT Buana manufactures high quality, disposable latex exam gloves.

     During February 2000, the Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the second quarter of our fiscal year ended June 30, 2001.

     During the quarter, we announced that our former President, Mr. Edward J. Marteka, resigned effective November 30, 2000. Effective December 1, 2000, Mr. Neil Kosterman was named President of the Company.

     Our previously announced partnership with a large distribution partner for an e-commerce alliance utilizing our telesales operation was discontinued in January 2001. Our telesales department has been redeployed to target acute care medical and surgical facilities and will also provide sales support for our foodservice division.

     Our relationship and business with the AmeriNet group purchasing organization ("GPO") continues to grow. We recorded a 59.1% sales growth over the comparable 1999 quarter for AmeriNet examination glove sales. Additionally, we recently announced being awarded a surgical glove supply contract with AmeriNet which entitles us to offer our full range of surgical gloves to the AmeriNet membership. This two-year agreement became effective January 1, 2001.

     We have gone through a difficult second quarter. In addition to facing aggressive competition in the marketplace, the slower than anticipated roll-out of our new surgical and foodservice glove products have negatively impacted the period. We will continue to build on our strong relationships with leading GPO's AmeriNet and InSource and leading distributors Owens & Minor and Sysco. In addition, we will focus strongly on building our own brand products,

--------------

     (1) Forward looking statements in the Notes to our financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. We caution investors that our business is subject to significant risks and uncertainties. See the risk factors as disclosed in our Transition Report on Form 10-K for the six month period ending June 30, 2000 under the heading Risks Affecting Forward Looking Statements and Stock Prices.

namely, ProFeel(R) surgical gloves, DermaSafe(R) examination gloves and SafePrep(TM) foodservice products. We will continue to evaluate and investigate new products and markets which will compliment our glove product line.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999:

     Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $12,708,668 and $17,265,609 for the three months ended December 31, 2000 and 1999, respectively. This represents a 26.4% decline in glove sales for the quarter compared to the year earlier period.

     Sales were down quarter over quarter by $4.6 million largely due to the loss of sales of Novation NovaPlus brand products. In January 2000, we announced that Novation GPO would not renew its AHPC glove supply agreement, which expired on April 30, 2000. In addition, the 1999 quarter was unusually affected by a strong upsurge in December 1999 sales attributed to customers' build-up of inventory due to Y2K related concerns. This upsurge did not occur in December 2000.

     The loss of NovaPlus branded product sales was partially offset by the retention and conversion of approximately 30% of Novation business to our branded products and an increase in the AmeriNet GPO product sales, which were launched in the third quarter of 1999. AmeriNet product sales totaled approximately $1.5 million during the three months ended December 31, 2000 representing an increase of 59.1% over the 1999 comparable quarter. Further offsetting the loss of NovaPlus product sales was an increase in the foodservice division and PT Buana sales of approximately $2.0 million altogether. This represents growth over the prior year quarter of 11% and 26%, respectively.

     The gross profit percentage increased to 26.5% in the quarter ended December 31, 2000 from 25.2% in the same period of 1999. This increase in gross profit percentage is attributed to an increase in our foodservice division glove sales, which carry a higher profit margin, and reductions in glove purchase prices, offset by reduced sell prices. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

     Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 8.7% from $3,562,352 for the three months ended December 31, 1999 to $3,872,661 for the three months ended December 31, 2000. This increase of $310,309 in SG&A expenses is attributable to: (i) an increase in G&A compensation related costs of approximately $240,000 associated with our separation agreement with our former President; (ii) increased sales salaries and commissions attributed to the hiring of additional surgical sales staff; and (iii) increased marketing expenses incurred to initiate new product development and launches. We expect that our SG&A expenses may increase as a percentage of net sales in subsequent quarters as the business transitions to overcome the loss of the Novation contract and we seek to implement strategic business plans in new markets and new product initiatives.

     Income from operations decreased from $792,609 for the three months ended December 31, 1999 to a loss from operations of $510,711 for the three months ended December 31, 2000. This reduction in operating margin reflects the reduction in sales and the increase in SG&A expenses, offset by an improved gross profit percentage. For the three months ended December 31, 2000 and 1999, earnings before interest, taxes, depreciation and amortization ("EBITDA") was $93,376 and $1,288,153, respectively.

     Interest expense declined during the three months ended December 31, 2000 to $245,718 compared to $300,941 in the same quarter of 1999. This 18.4% decrease is attributable to debt reductions on our line of credit balance during the quarter in 2000 versus the 1999 comparable quarter.

     We recorded a foreign currency exchange loss of $5,023 in the quarter ended December 31, 2000 versus a foreign exchange gain of $28,625 in the comparable period in 1999, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future.

     Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

     Other income consists of interest income and miscellaneous income. Other income for the quarter ended December 31, 2000 and 1999 was $80,045 and $26,008, respectively. The increase during the quarter ended December 31, 2000 is attributed to reimbursements received for certain start-up costs associated with the discontinued e-commerce alliance.

     The provision for (benefit from) income taxes for the three months ended December 31, 2000 and 1999 was $(184,511) and $367,970, respectively. This change in income taxes is primarily attributed to book and tax losses generated by the U.S. operations during the three months ended December 31, 2000 and as a result, we recorded a tax benefit during the period then ended. Our U.S. operations generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2000 which can be used to offset future U.S. generated taxable income through the year 2004.

     For the three months ended December 31, 2000, our net loss was $444,222, compared to net income of $277,412 in the same period of 1999. Diluted earnings
(loss) per share for the three months ended December 31, 2000 and 1999 was $(0.07) and $0.04, respectively.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999:

     Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the six months ended December 31, 2000 were $26,573,198, which represents a 22.6% sales decline over the comparable 1999 period with net sales of $34,333,628. The decrease of $7.8 million in net sales is attributed to the net loss of Novation sales, offset by sales increases from AmeriNet GPO products, the foodservice division and PT Buana.

     Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 25.9% from $25,786,567 for the six month period ended December 31, 1999 to $19,112,422 for the six months ended December 31, 2000 due to the decline in sales. As a percentage of net sales, cost of goods sold decreased from 75.1% for the six months ended December 31, 1999 to 71.9% for the six months ended December 31, 2000; the gross profit percentage increased from 24.9% in the second half of 1999 to 28.1% in the same period of 2000. Our gross profit percentage was positively impacted by a more favorable product mix, reduced glove purchase prices and improved manufacturing margins obtained at PT Buana, offset by lower selling prices. We expect our gross margins to continue to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

     Selling, general and administrative ("SG&A") expenses increased by 7.0% from $6,811,002 for the six months ended December 31, 1999 to $7,288,532 for the six months ended December 31, 2000. As a percentage of net sales, SG&A expenses increased from 19.8% for the six months ended December 31, 1999 to 27.4% for the six months ended December 31, 2000. This increase of $477,530 in SG&A expenses during the 2000 period is attributable to: (i) the separation agreement with our former President of approximately $240,000; and (ii) increased salesforce salaries, commissions and marketing development costs associated with the launch of new products. Additional salesforce hirings were made in 2000 in connection with new product initiatives primarily in the surgical, foodservice and telesales divisions.

     Income from operations decreased by 90.1% from $1,736,059 for the six months ended December 31, 1999 to $172,244 for the six months ended December 31, 2000. Operating margins decreased from 5.1% in the 1999 period to 0.6% in the 2000 period. For the six months ended December 31, 2000 and 1999, EBITDA was $1,298,831 and $2,746,283, respectively.

     Interest expense decreased in the second half of 2000 to $428,804 compared to $609,467 in the second half of 1999. This 29.6% decrease is attributable to reduced line of credit borrowings in the second half of 2000 compared to the same period in 1999.

     We recorded a foreign currency exchange loss of $15,947 in the second half of 2000 versus a foreign exchange loss of $5,458 in the comparable 1999 period from our Indonesian subsidiary, PT Buana. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. Our financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

The provision for income taxes for the six months ended June 30, 2000 and 1999 was $23,236 and $7,070, respectively. During the six months ended December 31, 2000, our U.S. operations generated book and tax losses and recorded a tax benefit during the period which offset the tax expense recorded by PT Buana. During the six months ended December 31, 1999, our U.S. operations generated book and tax profits and recorded tax expense in that period with a lower effective tax rate than U.S. statutory rates due to the utilization of historically generated NOL's. PT Buana recorded book and tax losses during the six months ended December 31, 1999 and recorded an income tax benefit, which reduced our tax expense reported in the period. Our U.S. operations generated NOL's in prior years of which approximately $1.3 million is remaining from June 30, 2000 which can be used to offset future U.S. generated taxable income through the year 2004.

     For the six months ended December 31, 2000, our net loss was $202,878 compared to net income of $1,128,474 in the same period of 1999. Diluted earnings (loss) per share for the six months ended December 31, 2000 and 1999 was $(0.03) and $0.16, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

SIX MONTHS ENDED DECEMBER 31, 2000:

     Cash and cash equivalents at December 31, 2000 were $198,439, a decrease of $25,615 from $224,054 at June 30, 2000. We experienced a decrease in cash flows during the six months ended December 31, 2000 primarily from cash used in operating and investing activities, offset by cash provided from financing activities.

     Our operations utilized cash of $2,920,308 during the six months ended December 31, 2000 primarily as a result of an increase in inventories and affiliate receivables of $2,078,769 and $2,274,843, respectively, offset by depreciation expense recorded of $978,305. Net inventories at December 31, 2000 increased by 20.5% to $12,203,180 from $10,124,411 at June 30, 2000. This inventory increase is due to the addition of several new product lines including Profeel(R) surgical glove products and SafePrep(TM) foodservice products. Amounts owed by WRP Asia mainly represent external sales made by PT Buana to European customers through WRP Asia's distribution network. These sales increased during the period and the payment terms on these sales are longer due to market conditions.

     Net trade accounts receivable at December 31, 2000 declined by 7.2% to $5,217,044 from $5,621,417 at June 30, 2000. This decrease of $404,373 is due to reduced sales and strong collection efforts made in December 2000.

     During the six months ended December 31, 2000, we used cash in investing activities of $426,527. We spent $464,275 for capital expenditures during the six month period primarily at PT Buana, our Indonesian manufacturing plant, and for information technology improvements at AHPC.

     During the six months ended December 31, 2000, cash was provided to us from financing activities in the amount of $3,321,220. We increased borrowings on our line of credit facilities by $3,275,908 to finance increased inventory levels and working capital needs.

     On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit subfacility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (9.40% at December 31, 2000). At December 31, 2000, AHPC had outstanding $6,013,046 on the revolving line of credit and $1,191,966 of letter of credit liabilities under the credit facility.

     In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000. These debentures, totaling $2.0 million, are due in November 2001 and carry an interest rate at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of our Common Stock at an exercise price of $22.20 per share. At December 31, 2000, the total outstanding debt associated with these debentures was $1,100,000. During the six months ended December 31, 2000, we repaid $250,000 against this debt.

     We currently expect to have cash needs during the next year and beyond for funding the growth of the existing glove business, new surgical glove business and for other uses. These cash needs may arise in connection with various events such as for: (i) the expansion into new products; (ii) the expansion into new markets; (iii) funding the promotion of our branded products; (iv) repayment of debt obligations; (v) hiring additional sales and marketing staff; (vi) hiring additional support staff; (vii) purchasing our Common Stock in connection with our stock repurchase program; and (viii) manufacturing capital expenditures. We believe that our cash and cash to be generated from future operations plus our credit facility will be sufficient to fund our ongoing operations.

DISCLOSURE

     We normally carry out a quarterly earnings conference call discussion with analysts, shareholders and other interested parties in conjunction with the release of our reports on Form 10-Q. The public can access this call and the details of such upcoming calls, which are published in a press release prior to each conference call. In the future, details will also be available on our website: www.wrpusa.com.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

     Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2000.

     We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at December 31, 2000 approximated its fair value.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         We filed a Report on November 30, 2000 wherein we disclosed information on Item 5, Other Events, with regard to our former President's resignation effective November 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WRP Corporation
                                             (Registrant)

Date:    February 16, 2001                   By: /s/ KENNETH LING
                                                --------------------------------
                                             Name:    Kenneth Ling
                                             Title:   Chief Financial Officer