Form 10-Q
period 2001-03-31
WRP CORP
filed 2001-05-15
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  March 31, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to       .
                                       ------    ------

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

        The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of April 30, 2001 was 5,435,892 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.

        Consolidated Balance Sheets
        March 31, 2001 (unaudited) and June 30, 2000 (audited).........................pg. 1

        Consolidated Statements of Operations (unaudited) for the
        Three Months Ended March 31, 2001 and 2000.....................................pg. 3

        Consolidated Statements of Operations (unaudited) for the
        Nine Months Ended March 31, 2001 and 2000......................................pg. 4

        Consolidated Statements of Cash Flows (unaudited) for the
        Nine Months Ended March 31, 2001 and 2000......................................pg. 5

        Notes to Interim Consolidated Financial Statements (unaudited).................pg. 6

Item 2.

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................................pg. 12

Item 3.

        Quantitative and Qualitative Disclosures About Market Risk.................pgs. 18-19


                           PART II - OTHER INFORMATION

Item 6.

        Exhibits and Reports on Form 8-K...............................................pg. 19

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                        March 31, 2001      June 30, 2000
                                                                        --------------      -------------
                                                                         (Unaudited)          (Audited)
CURRENT
ASSETS:
         Cash and cash
         equivalents                                                     $    510,307       $    224,054
         Accounts receivable - trade, net of allowance for doubtful accounts of $170,000 at March 31, 2001
         and
            $175,000 at June 30, 2000                                       4,940,940          5,621,417
         Inventories, net                                                  10,041,662         10,124,411
         Prepaid expenses                                                   1,216,218            431,150
         Due from affiliate                                                 7,661,674          3,870,315
         Deferred tax assets                                                  785,137            953,847
         Other receivables                                                    172,245            104,831
                                                                         ------------       ------------
                Total current assets                                       25,328,183         21,330,025
                                                                         ------------       ------------


PROPERTY, PLANT AND EQUIPMENT:
         Land rights and land improvements                                    736,535            736,535
         Construction in progress                                             167,364             75,616
         Equipment, furniture and fixtures                                 15,751,844         15,225,249
         Building improvements                                              2,252,499          2,237,677
         Vehicles                                                             148,822            116,704
                                                                         ------------       ------------
                Total property, plant                                      19,057,064         18,391,781
                and equipment
         Less - Accumulated depreciation and amortization                  (6,707,862)        (5,255,541)
                                                                         ------------       ------------
                Property, plant and equipment, net                         12,349,202         13,136,240
                                                                         ------------       ------------

OTHER
ASSETS:
         Goodwill, net of accumulated amortization of $623,866
            at March 31, 2001 and $573,443 at June 30, 2000                 1,126,134          1,176,557
         Other assets                                                         153,989            211,565
                                                                         ------------       ------------
                Total other assets                                          1,280,123          1,388,122
                                                                         ------------       ------------


                                                                         $ 38,957,508       $ 35,854,387
                                                                         ============       ============

       The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     March 31, 2001      June 30, 2000
                                                                     --------------      -------------
                                                                       (Unaudited)          (Audited)
CURRENT LIABILITIES:
         Accounts payable - trade                                     $  1,963,318       $  1,925,628
         Trade notes payable to bank                                       645,997          1,252,814
         Notes payable and current portion of
            long-term obligations                                        6,923,260          3,404,552
         Due to affiliate                                                2,825,490          1,613,185
         Accrued expenses                                                3,734,686          3,639,335
                                                                      ------------       ------------
                Total current liabilities                               16,092,751         11,835,514
                                                                      ------------       ------------

LONG-TERM DEBT                                                              16,897            750,000
                                                                      ------------       ------------

DEFERRED TAX LIABILITY                                                     566,532            608,402
                                                                      ------------       ------------

MINORITY INTEREST IN SUBSIDIARY                                          1,901,895          1,833,955
                                                                      ------------       ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares
            authorized;  1,252,538 shares issued and outstanding
            in 2001 and 2000                                                12,525             12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized;  5,803,692 shares issued and
            outstanding in 2001 and 2000                                    58,037             58,037
         Additional paid-in capital                                     17,942,471         17,942,471
         Retained earnings                                               3,938,400          4,205,077
         Less - Common stock in treasury, at cost, 367,800
            and 177,500 shares as of March 31, 2001 and
            June 30, 2000, respectively                                 (1,572,000)        (1,391,594)
                                                                      ------------       ------------
                Total shareholders' equity                              20,379,433         20,826,516
                                                                      ------------       ------------

                                                                      $ 38,957,508       $ 35,854,387
                                                                      ============       ============


       The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Three Months
                                                                       Ended March 31,
                                                              --------------------------------
                                                                  2001               2000
                                                              ------------       ------------
                                                               (Unaudited)        (Unaudited)

NET SALES                                                     $ 12,460,973       $ 17,234,202
COST OF GOODS SOLD                                               9,172,129         12,542,744
                                                              ------------       ------------
GROSS PROFIT                                                     3,288,844          4,691,458

OPERATING EXPENSES:

              Selling, general and administrative                3,388,946          3,545,105
                                                              ------------       ------------
(LOSS) INCOME FROM OPERATIONS                                     (100,102)         1,146,353

INTEREST EXPENSE                                                   224,031            239,615

OTHER INCOME                                                       108,055                737
                                                              ------------       ------------
              (Loss) income before benefit from
              income taxes and minority interest                  (216,078)           907,475

BENEFIT FROM INCOME TAXES                                         (182,471)           (35,252)
                                                              ------------       ------------

              Net (loss) income before minority interest           (33,607)           942,727

MINORITY INTEREST IN INCOME OF SUBSIDIARY                           30,191             71,417
                                                              ------------       ------------

                            NET (LOSS) INCOME                 $    (63,798)      $    871,310
                                                              ============       ============



BASIC NET (LOSS) INCOME PER COMMON SHARE:                     $      (0.01)      $       0.13
                                                              ============       ============


DILUTED NET (LOSS) INCOME PER COMMON SHARE:                   $      (0.01)      $       0.13
                                                              ============       ============


       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Nine Months
                                                                       Ended March 31,
                                                              -------------------------------
                                                                  2001               2000
                                                              ------------       ------------
                                                               (Unaudited)        (Unaudited)

NET SALES                                                     $ 39,034,171       $ 51,567,830

COST OF GOODS SOLD                                              28,284,551         38,329,311
                                                              ------------       ------------
GROSS PROFIT                                                    10,749,620         13,238,519

OPERATING EXPENSES:

              Selling, general and administrative               10,677,478         10,356,107
                                                              ------------       ------------
INCOME FROM OPERATIONS                                              72,142          2,882,412

INTEREST EXPENSE                                                   652,835            849,082

OTHER INCOME                                                       222,721             40,923
                                                              ------------       ------------
              (Loss) income before benefit from
              income taxes and minority interest                  (357,972)         2,074,253

BENEFIT FROM INCOME TAXES                                         (159,235)           (28,182)
                                                              ------------       ------------

              Net (loss) income before minority interest          (198,737)         2,102,435

MINORITY INTEREST IN INCOME OF SUBSIDIARY                           67,939            102,651
                                                              ------------       ------------

                           NET (LOSS) INCOME                  $   (266,676)      $  1,999,784
                                                              ============       ============


BASIC NET (LOSS) INCOME PER COMMON SHARE:                     $      (0.04)      $       0.29
                                                              ============       ============


DILUTED NET (LOSS) INCOME PER COMMON SHARE:                   $      (0.04)      $       0.29
                                                              ============       ============

       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Month
                                                                                       Ended March 31,
                                                                               -----------------------------
                                                                                   2001              2000
                                                                               -----------       -----------
                                                                               (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                                                     $  (266,676)      $ 1,999,784
         Adjustments to reconcile net (loss) income to net cash (used in)
         provided by operating activities:
                Depreciation                                                     1,463,806         1,421,565
                Amortization                                                        50,423            50,424
                Deferred income taxes                                              126,840            51,484
                (Gain) loss on disposal of property, plant and equipment            (1,927)            9,344
                Changes in operating assets and liabilities:
                   Accounts receivable - trade, net                                680,477          (426,955)
                   Inventories, net                                                 82,749         7,379,505
                   Prepaid expenses                                               (785,068)          676,088
                   Other assets                                                     (9,838)          202,960
                   Accounts payable - trade                                         37,690        (1,114,057)
                   Accrued expenses                                                 95,351         1,116,543
                   Amounts due to and from affiliate                            (2,579,054)       (4,721,102)
                                                                               -----------       -----------
                Net cash (used in) provided by operating activities             (1,105,227)        6,645,583
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (680,284)         (743,676)
         Proceeds on sales of property, plant and equipment                          5,443            25,458
         Minority interest in subsidiary                                            67,939           102,651
                                                                               -----------       -----------
                Net cash used in investing activities                             (606,902)         (615,567)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on trade notes payable to bank                              (606,817)         (818,876)
         Net borrowings (payments) on notes payable                              2,785,605        (4,709,926)
         Payments for treasury stock repurchases                                  (180,406)               --
                                                                               -----------       -----------
                Net cash provided by (used in) financing activities              1,998,382        (5,528,802)
                                                                               -----------       -----------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               286,253           501,214

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     224,054            48,898
                                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   510,307       $   550,112
                                                                               ===========       ===========

       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

1.      DESCRIPTION OF BUSINESS:

        WRP Corporation (together with its subsidiaries, the "Company") is a leading marketer of high quality, disposable medical examination, foodservice and surgical gloves in the United States through its wholly-owned U.S. subsidiary, American Health Products Corporation ("AHPC"), and is a manufacturer of disposable latex examination and foodservice gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its disposable gloves primarily to the medical, foodservice, dental and retail markets.

        During February 2000, the Company's Board of Directors elected to change the Company's reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. The reporting period ending March 31, 2001 represents the third quarter of our fiscal year ended June 30, 2001.

2.      BASIS OF PRESENTATION:

        The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended June 30, 2000. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine month period ended March 31, 2001 may not be indicative of the results that may be expected for the fiscal year ended June 30, 2001.

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

        At March 31, 2001, WRP Asia had a 56.1% ownership interest in the Company. WRP Asia is one of the world's leading manufacturers of high quality, disposable latex examination gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.      COMMON STOCK:

        At March 31, 2001, the Company had outstanding 1,252,538 shares of Series A Convertible Common Stock and 5,435,892 shares of Common Stock for a total of 6,688,430 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

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

        In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the nine months ended March 31, 2001, the Company purchased 237,500 shares of its Common Stock under this program.

        The trading of our common stock on the Nasdaq SmallCap Market is conditioned upon meeting certain asset, capital and surplus, earnings and stock price tests. To maintain eligibility on the Nasdaq SmallCap Market, we must, among other things, maintain an average bid price of our common stock of at least $1.00 per share.

6.      FOREIGN CURRENCY TRANSACTIONS:

        Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the third quarters ended March 31, 2001 and 2000, the foreign exchange gains (losses) included in the determination of net income (loss) were $36,350 and $(15,311), respectively. During the nine months ended March 31, 2001 and 2000, the Company recorded foreign exchange gains (losses) of $20,403 and $(20,769), respectively.

7.      ASIAN ECONOMIC EVENTS:

        The Asian Pacific region is experiencing economic and political situations characterized by reduced activity, illiquidity in certain sectors, volatile foreign currency exchange, interest rates and stock markets. Due to the Company's ownership interest in PT Buana, which operates an Indonesian factory, and the Company's purchase of product from the Asian Pacific region, the Company can be affected by economic conditions in the region. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.      NET INCOME (LOSS) PER SHARE:

        The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months and nine months ended March 31, 2001 and 2000 are as follows:


                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                              MARCH 31, 2001        MARCH 31, 2000
                                              --------------        --------------
Basic weighted-average number of
     common shares outstanding                     6,763,324             6,926,230

Dilutive effect of common share
     Equivalents                                          --                    --
                                                   ---------             ---------
Diluted weighted-average number
     of common shares outstanding                  6,763,324             6,926,230
                                                   =========             =========

                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                              MARCH 31, 2001        MARCH 31, 2000
                                              --------------        --------------
Basic weighted-average number of
     common shares outstanding                     6,824,149             6,926,230

Dilutive effect of common share
     Equivalents                                          --                10,924
                                                   ---------             ---------
Diluted weighted-average number
     of common shares outstanding                  6,824,149             6,937,154
                                                   =========             =========

        At March 31, 2001, there were 6,688,430 shares of the Company's Common Stock and Series A Common Stock outstanding.

        As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees, officers and directors were repriced effective February 29, 2000 to $2.07, the closing price on that date. All of the stock options, which were repriced, totaling

483,600 options, originally contained exercise prices that were significantly higher than the market price.

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

        The Company's U.S. operations had generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1.3 million is remaining at June 30, 2000. These NOL's are fully reserved and included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past. The Company's U.S. operations have generated NOL's subsequent to June 30, 2000, which have not been reserved and the Company has recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2000.

        For the three months ended March 31, 2001 and 2000, the Company recorded a benefit from income taxes of $182,471 and $35,252, respectively. For the nine months ended March 31, 2001 and 2000, the Company recorded a benefit from income taxes of $159,235 and $28,182, respectively.

10.     CONTINGENCIES:

        Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending March 31, 2001, the Company became an active party in 22 additional product liability lawsuits and was dismissed from or settled two lawsuits. At March 31, 2001, the Company was involved in a total of 75 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

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

11.     COMPREHENSIVE INCOME:

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income (loss) for the three and nine months ended March 31, 2001 and 2000 was equal to net income (loss) and there were no accumulated other comprehensive income items during those periods.

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

        The following tables provide financial data for the three and nine months ended March 31, 2001 and 2000 for these segments:

      THREE MONTHS ENDED
        MARCH 31, 2001               MANUFACTURING       DISTRIBUTION       ELIMINATIONS       CONSOLIDATED
                                     -------------       ------------       ------------       ------------

Revenues from external customers      $  2,212,336       $ 10,248,637       $         --       $ 12,460,973
Revenues from other operating
   segments                                463,840                 --           (463,840)                --
Pre-tax income (loss)                      (38,705)          (227,373)            50,000           (216,078)
Total assets                            17,493,763         30,829,303         (9,365,558)        38,957,508

      THREE MONTHS ENDED
        MARCH 31, 2000               MANUFACTURING      DISTRIBUTION       ELIMINATIONS      CONSOLIDATED
                                     -------------      ------------       ------------      ------------
Revenues from external customers       $ 3,082,804       $14,151,398       $        --        $17,234,202
Revenues from other operating
   segments                                356,400                --          (356,400)                --
Pre-tax income (loss)                      199,150           774,325           (66,000)           907,475
Total assets                            15,181,094        29,771,606        (8,676,299)        36,276,401

       NINE MONTHS ENDED
        MARCH 31, 2001                MANUFACTURING       DISTRIBUTION        ELIMINATIONS        CONSOLIDATED
                                      -------------       ------------        ------------        ------------
Revenues from external customers       $  7,549,280       $ 31,484,891        $         --        $ 39,034,171
Revenues from other operating
   segments                               2,191,070                 --          (2,191,070)                 --
Pre-tax income (loss)                       379,817           (654,789)            (83,000)           (357,972)
Total assets                             17,493,763         30,829,303          (9,365,558)         38,957,508

       NINE MONTHS ENDED
        MARCH 31, 2000               MANUFACTURING      DISTRIBUTION      ELIMINATIONS       CONSOLIDATED
                                     -------------      ------------      ------------       ------------
Revenues from external customers       $ 7,319,335       $44,248,495       $        --        $51,567,830
Revenues from other operating
   segments                              1,273,808                --        (1,273,808)                --
Pre-tax income (loss)                       74,542         2,065,711           (66,000)         2,074,253
Total assets                            15,181,094        29,771,606        (8,676,299)        36,276,401

13.     BANK COVENANT VIOLATION:

        AHPC was in violation of its financial covenant ratios at March 31, 2001. AHPC's fixed charge coverage ratios for the quarter and year ended March 31, 2001 did not exceed the covenant as required by the credit company which provides AHPC with a $15 million line of credit and letter of credit facility. As of the date of this filing, the Company does not yet know if it is in compliance with this covenant for the period ended April 30, 2001. If it were not in compliance, the Company would need to obtain a waiver from the credit company. The credit company has agreed to waive these covenant violation deficiencies through March 31, 2001. The company is in the process of renegotiating its credit agreement, which is due to expire on December 1, 2001. The Company anticipates the terms and conditions of the new facility to be similar to those already in place with the exception that the financial covenants will be reset to more appropriately reflect Management's future budgets and projections. Management believes it will be able to meet these reset covenants. If the Company is unable to attain future covenant requirements and the credit company does not issue a waiver for such a covenant violation, the credit company can exercise its right to accelerate repayment of the outstanding facility balance. The Company will then be required to identify alternative financing sources. There can be no assurances that the Company will be able to comply with the terms and conditions of the new agreement or be able to identify alternative financing sources.

14.     SIGNIFICANT EVENT:

        On May 3, 2001, the Company received notification from NASDAQ that the Company did not sustain compliance with NASDAQ's minimum bid requirement of $1.00 within the 90- day grace period it received on February 2, 2001; therefore, the Company's common stock will be delisted from NASDAQ on May 11, 2001. The Company has filed an appeal with NASDAQ's Hearing Panel. Once filed, the hearing request delays the delisting pending the Panel's decision. The Company will be presenting its business plan to the Hearing Panel and requesting an extension to the delisting.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

        Our wholly-owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination, foodservice and surgical gloves in the United States and has been in the glove business since its incorporation in January 1989. Our brand name disposable products include ProFeel(R) surgical gloves, Dermasafe(R) examination gloves and SafePrep(TM) foodservice gloves.

        Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high quality, disposable latex exam gloves.

        During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the third quarter of our fiscal year ended June 30, 2001.

        Our relationship and business with the AmeriNet group purchasing organization ("GPO") continues to grow. We recorded a 100% sales growth in the third quarterly period over the comparable 2000 quarter for AmeriNet examination glove sales. Additionally, we previously announced being awarded a surgical glove supply contract with AmeriNet which entitles us to offer our full range of surgical gloves to the AmeriNet membership. This two-year agreement became effective January 1, 2001.


--------
(1) Forward looking statements in the Notes to our financial statements and in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward looking statements. We caution investors that our business is subject to significant risks and uncertainties. See the risk factors as disclosed in our Transition Report on Form 10-K for the six month period ending June 30, 2000 under the heading "Risks Affecting Forward Looking Statements and Stock Prices."

        In addition to facing aggressive competition in the marketplace, the slower than anticipated roll-out of our new surgical and foodservice glove products continues to negatively impact the period. We will continue to build on our strong relationships with leading GPO's AmeriNet and InSource and leading distributors Owens & Minor and Sysco. In addition, we will focus strongly on building our own brand products, namely, ProFeel(R) surgical gloves, DermaSafe(R) examination gloves and SafePrep(TM) foodservice products. We will continue to evaluate and investigate new products and markets which will compliment our glove product line.

        On April 6, 2001, we announced the appointment of Mr. Kwong Ann Lew to the office of CEO and Chairman of the Company, replacing Mr. Richard Wong, who will continue as a Director of the Company. Mr. Lew, who was a Director before his new appointment, is the COO and CFO of WRP Asia. The Company also added a new CFO, Mr. Alan Zeffer, who replaces Mr. Kenneth Ling, the former CFO who elected to return to Asia for personal reasons.

        Additionally, we announced that Mr. Eirik Bonde Aslaksrud was appointed to the Board of Directors who filled the vacancy from the recent departure of Mr. Kamaruddin Taib. Mr. Aslaksrud is the Executive Vice President - Global Markets for WRP Asia.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000:

        Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $12,460,973 and $17,234,202 for the three months ended March 31, 2001 and 2000, respectively. This represents a 27.7% decline in glove sales for the quarter compared to the year earlier period.

        Sales were down quarter over quarter by $4.8 million largely due to the loss of sales of Novation NovaPlus brand products. In January 2000, we announced that Novation GPO would not renew its AHPC glove supply agreement, which expired on April 30, 2000. Novation brand glove sales totaled $7.2 million and $24.1 million during the three and nine month period ended March 31, 2000, respectively.

        The loss of NovaPlus branded product sales was partially offset by the retention and conversion of approximately 30% of Novation business to our branded products and an increase in the AmeriNet GPO product sales, which were launched in the third quarter of 1999. AmeriNet product sales totaled approximately $1.5 million during the three months ended March 31, 2001 representing an increase of 100% over the 1999 comparable quarter.

        Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 27.3% from $12,542,744 for the three month period ended March 31, 2000 to $9,172,129 for the three months ended March 31, 2001 due to the decline in sales. As a percentage of net sales, cost of goods sold increased from 72.8% for the three months ended

March 31, 2000 to 73.6% for the three months ended March 31, 2001. The gross profit percentage declined to 26.4% in the quarter ended March 31, 2001 versus 27.2% in the same period of 2000. The gross profit percentage decline is attributed to sell price declines in our foodservice division and reduced manufacturing margins at PT Buana due to reduced sell prices. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

        Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 4.4% from $3,545,105 for the three months ended March 31, 2000 to $3,388,946 for the three months ended March 31, 2001. This decrease of $156,159 in SG&A expenses is attributable to: (i) a decrease in freight-out delivery costs of $142,300 associated with the decline in sales; (ii) reduced sales commissions expense of $100,800; and (iii) the net increase in foreign currency gains of $51,661 recorded in the 2001 quarter; offset by (iv) increased sales meeting expenses of $88,300 for our national sales meeting held in February 2001; and
(v) increased G&A compensation costs of approximately $45,000 associated with a separation agreement with our former CFO. We expect that our SG&A expenses may increase as a percentage of net sales in subsequent quarters as the business transitions to overcome the loss of the Novation contract and we seek to implement strategic business plans in new markets and new product initiatives.

        Income from operations decreased from $1,146,353 for the three months ended March 31, 2000 to a loss from operations of $100,102 for the three months ended March 31, 2001. This reduction in operating margin reflects the reduction in sales during the 2001-quarter. For the three months ended March 31, 2001 and 2000, earnings before interest, taxes, depreciation and amortization ("EBITDA") was $510,261 and $1,649,041, respectively.

        Interest expense declined during the three months ended March 31, 2001 to $224,031 compared to $239,615 in the same quarter of 2000. This 6.5% decrease is attributable to debt reductions on our line of credit and debenture debt balances as well as lower interest rates during the quarter in 2001 versus the 2000 comparable quarter.

        We recorded a foreign currency exchange gain of $36,350 in the quarter ended March 31, 2001 versus a foreign exchange loss of $15,311 in the comparable period in 2000 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future.

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

        Other income consists of interest income and miscellaneous income. Other income for the quarter ended March 31, 2001 and 2000 was $108,055 and $737, respectively. The increase during the quarter ended March 31, 2001 is attributed to final reimbursements to be received for certain start-up costs associated with the discontinued e-commerce alliance.

        The benefit from income taxes for the three months ended March 31, 2001 and 2000 was $182,471 and $35,252, respectively. The tax benefit for the 2001-quarter is attributed to book and tax losses generated by our U.S. operations and Indonesia factory as well as increased deferred tax assets recorded by PT Buana. The tax benefit in the 2000-quarter is attributed to PT Buana recording deferred tax assets during that quarter associated with its prior period tax losses, which offset the tax expense recorded by our U.S. operations, as reduced by utilized NOL's, during that period. Our U.S. operations generated net operating loss carryforwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2000 which can be used to offset future U.S. generated taxable income through the year 2004.

        For the three months ended March 31, 2001, our net loss was $63,798, compared to net income of $871,310 in the same period of 2000. Diluted earnings
(loss) per share for the three months ended March 31, 2001 and 2000 was $(0.01) and $0.13, respectively.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2000:

        Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the nine months ended March 31, 2001 were $39,034,171, which represents a 24.3% sales decline over the comparable 2000 period with net sales of $51,567,830. The decrease of $12.5 million in net sales is attributed to the net loss of Novation sales, offset by sales increases from AmeriNet GPO products of $2.4 million and our foodservice division of $1.0 million.

        The gross profit percentage increased from 25.7% in the nine months ending March 31, 2000 to 27.5% in the same period of 2001. Our gross profit percentage was positively impacted by a more favorable product mix and reduced glove purchase prices, offset by lower average selling prices. We expect our gross margins to continue to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

        Selling, general and administrative ("SG&A") expenses increased by 3.1% from $10,356,107 for the nine months ended March 31, 2000 to $10,677,478 for the nine months ended March 31, 2001. As a percentage of net sales, SG&A expenses increased from 20.1% for the nine months ended March 31, 2000 to 27.4% for the nine months March 31, 2001.

This increase of $321,371 in SG&A expenses during the 2001 period is attributable to: (i) the separation agreements with our former President and CFO of approximately $286,000; (ii) increased sales-force salaries of $318,900 associated with the hirings made in the year 2000, in connection with new product initiatives primarily in the surgical divisions; (iii) increased broker fees of $231,900 in connection with the hiring of foodservice sales representative organizations in 2000; and (iv) increased sales meeting expenses of $121,100 attributed to our national sales meeting held in February 2001; offset by (v) reduced freight-out delivery costs of $404,200 and sales commissions of $217,100 attributed to the decline in sales.

        Income from operations decreased by 97.5% from $2,882,412 for the nine months ended March 31, 2000 to $72,142 for the nine months ended March 31, 2001. Operating margins decreased from 5.6% in the 2000 period to 0.2% in the 2001 period. For the nine months ended March 31, 2001 and 2000, EBITDA was $1,809,092 and $4,395,324, respectively.

        Interest expense decreased during the nine months ended March 31, 2001 to $652,835 compared to $849,082 in the prior year comparable period. This 23.1% decrease is attributable to reduced debt outstanding during the nine months ended March 31, 2001 compared to the same period in the prior year and declining interest rates.

        We recorded a foreign currency exchange gain of $20,403 in the nine months ended March 31, 2001 versus a foreign exchange loss of $20,769 in the comparable prior year period from our Indonesian subsidiary, PT Buana. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. Our financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

        The benefit from income taxes for the nine months ended March 31, 2001 and 2000 was $159,235 and $28,182, respectively. During the nine months ended March 31, 2001, our U.S. operations generated book and tax losses and recorded a tax benefit during the period, which offset the tax expense recorded by PT Buana. During the nine months ended March 31, 2000, our U.S. operations generated book and tax profits and recorded tax expense in that period with a lower effective tax rate than U.S. statutory rates due to the utilization of historically generated NOL's. PT Buana recorded deferred tax assets during the nine months ended March 31, 2000 and recorded an income tax benefit, which eliminated our U.S. tax expense reported in that period. Our U.S. operations generated NOL's in prior years of which approximately $1.3 million is remaining at June 30, 2000 which can be used to offset future U.S. generated taxable income through the year 2004.

        For the nine months ended March 31, 2001, our net loss was $266,676 compared to net income of $1,999,784 in the same period of 1999. Diluted earnings (loss) per share for the nine months ended March 31, 2001 and 2000 was $(0.04) and $0.29, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

NINE MONTHS ENDED MARCH 31, 2001:

        Cash and cash equivalents at March 31, 2001 were $510,307, an increase of $286,253 from $224,054 at June 30, 2000. We experienced an increase in cash flows during the nine months ended March 31, 2001, primarily from cash provided by financing activities, offset by cash used in operating and investing activities.

        Our operations utilized cash of $1,105,227 during the nine months ended March 31, 2001, primarily as a result of an increase in affiliate receivables and prepaid expenses of $2,579,054 and $785,068, respectively, offset by depreciation expense recorded of $1,463,806 and reductions in trade accounts receivable by $680,477. Affiliate receivables represents amounts owed by WRP Asia primarily for external sales made by PT Buana to European customers through WRP Asia's distribution network. These sales increased during the period and the payment terms on these sales are longer due to market conditions. Prepaid expenses increased from $431,150 at June 30, 2000, to $1,216,218 at March 31, 2001, primarily due to prepaid product liability insurance premium costs for policies which were renewed in November 2000.

        Net trade accounts receivable at March 31, 2001, declined by 12.1% to $4,940,940 from $5,621,417 at June 30, 2000. This decrease of $680,477 is attributed to reduced sales during the quarter ended March 31, 2001. Net inventories at March 31, 2001, were $10,041,662 and declined from the level at June 30, 2000, of $10,124,411 due to sales reductions.

        During the nine months ended March 31, 2001, we used cash in investing activities of $606,902. We spent $680,284 for capital improvement expenditures during the nine-month period primarily at PT Buana, our Indonesian manufacturing plant, and for information technology improvements at AHPC.

        During the nine months ended March 31, 2001, cash was provided to us from financing activities in the amount of $1,998,382. We increased borrowings on our line of credit facility by $2,962,722 to finance working capital needs, offset by debenture debt repayments of $450,000 and reductions in letters of credit liabilities of $606,817.

        On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit sub-facility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (7.9% at March 31, 2001). At March 31, 2001, AHPC had outstanding $5,699,860 on the revolving line of credit and $645,997 of letter of credit liabilities under the credit facility. The company is in the process of renegotiating its credit agreement, which is due to expire on December 1, 2001. The Company anticipates the terms and conditions of the new facility to be similar to those already in place with the exception that the financial covenants will be reset to more appropriately reflect Management's future budgets and projections. Management believes it will be able to meet these reset covenants. If the Company is unable to attain future covenant requirements and the credit company does not issue a waiver for such a covenant violation, the credit company can exercise its right to accelerate repayment of the outstanding facility balance. The Company will then be required to identify alternative financing sources. There can be no assurances that the Company will be able to comply with the terms and conditions of the new agreement or be able to identify alternative financing sources.

        In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000. These debentures, originally totaling $2.0 million, are due in November 2001 and carry an interest rate at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. At March 31, 2001, the total outstanding debt associated with these debentures was $900,000. During the nine months ended March 31, 2001, we repaid $450,000 of this debt.

        We currently expect to have cash needs during the next year and beyond for funding the growth of the existing glove business, new surgical glove business, launch and promotion of our SafePrep foodservice business and for other uses. These cash needs may arise in connection with various events such as for: (i) the expansion into new products; (ii) the expansion into new markets;
(iii) funding the promotion of our branded products; (iv) repayment of debt obligations; (v) hiring additional sales and marketing staff; (vi) hiring additional support staff; (vii) purchasing our Common Stock in connection with our stock repurchase program; and (viii) manufacturing capital improvements. We believe that our cash and cash to be generated from future operations plus our credit facility will be sufficient to fund our ongoing operations.


DISCLOSURE:

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

        Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2001.

        We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at March 31, 2001 approximated its fair value.

                           PART II - OTHER INFORMATION

        Nasdaq notified us on May 3, 2001, that the average bid price of our common stock has been below $1.00 per share for 90 days and that our common stock would be delisted as of the opening of business on May 11, 2001. However, we have requested an appeal of Nasdaq's determination, which appeal will stay the delisting of our common stock pending the decision of the Nasdaq Listing Qualification Panel. The effects of suspension or termination include the trading of our common stock on the OTC Bulletin Board or the pink sheets instead of the Nasdaq SmallCap Market. Suspension or termination may restrict investors' interest in our common stock and, materially, adversely affect the trading marketing and prices for such securities and our ability to issue additional securities or to secure additional financing. In addition, low-priced stocks are subject to the additional risk of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if trading of our common stock on the Nasdaq SmallCap Market was to be suspended or terminated and the trading price of the common stock was less than $5.00 per share, such common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchaser's written consent prior to any transaction. In such case, our common stock could also be deemed "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in our common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock and the ability of purchasers to sell their stock in the secondary market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                None

        (b)     Reports on Form 8-K

                None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WRP Corporation
                                             (Registrant)

Date: April 30, 2001                   By:   /s/ Alan Zeffer
                                             ---------------

                                             Name:  Alan Zeffer
                                             Title: Chief Financial Officer