Form 10-K405
period 2001-06-30
WRP CORP
filed 2001-09-28
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the  period from July  1, 2000 to June 30, 2001
                                       -------------    -------------

                         Commission file number 0-17458

                                WRP CORPORATION
             (Exact name of registrant as specified in its charter)

        MARYLAND                                        73-1326131
        --------                                        ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

                         500 PARK BOULEVARD, SUITE 1260
                                ITASCA, IL 60143
                                ----------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on September 24, 2001: $3,303,692

         At September 24, 2001, 5,803,692 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                 WRP CORPORATION
                                    FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


PART I                                                                    PAGE

ITEM 1.    BUSINESS.........................................................1
ITEM 2.    PROPERTIES.......................................................5
ITEM 3.    LEGAL PROCEEDINGS................................................6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............6

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................8
ITEM 6.    SELECTED FINANCIAL DATA..........................................10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK......................................................22
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................28
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................28

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............29
ITEM 11.   EXECUTIVE COMPENSATION...........................................31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...................................................35
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................35

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K...........36

                                     PART I

This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, including those set forth in the section below entitled "Risk Factors."

ITEM I.  BUSINESS


GENERAL

         WRP Corporation is a leading marketer of medical examination, surgical and food service gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). WRP Corporation is also a manufacturer of disposable latex examination and food service gloves through our 70% owned Indonesian manufacturing facility. We were reincorporated in Maryland in December 1995 and have been involved in several business operations. Since July 1, 1997, we have been solely focused on the glove business and all other business activities ceased. In June 1997, we discontinued our sales of Playboy condoms after we reached an agreement with Playboy Enterprises, Inc. to terminate its license agreement under which we distributed condoms in 15 countries.

         In October, 1995, we acquired a 70% interest in an Indonesian latex examination glove manufacturing plant, PT WRP Buana Multicorpora ("PT Buana"), which was in the start-up phase of operations at that time. We purchased PT Buana from MBf International Limited. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996. During 1999, PT Buana purchased machinery and equipment, which enabled the factory to manufacture powder-free latex exam gloves.

         On February 27, 1992, we acquired AHPC from MBf International Limited ("MBf International"), a Hong Kong corporation, which was a subsidiary of MBf Holdings Bhd. ("MBf Holdings"), a Malaysian publicly traded company which was listed on the Kuala Lumpur Stock Exchange. As a result of such acquisition, MBf International acquired control of us by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of a majority of our Board of Directors.

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

         These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. At June 30, 2001, WRP Asia had a 53.2% ownership interest in us.

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

         At December 31, 1998, MBf International owned 1,682,275 shares of our Common Stock, which represented a 24.4% ownership interest in us at that time. In January 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating any ownership interest in us.

         As of June 30, 2001, the shares of Series A Common Stock issued to WRP Asia constituted 17.8% of the total combined issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership in us by WRP Asia of 53.2% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination and surgical gloves used primarily in the medical, foodservice, dental and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names, "DermaSafe(R)," "Glovetex(R)," "ProFeel(R)" and "SafePrep(TM)" to medical/surgical distributors, dental distributors, nursing homes and foodservice distributors. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

         For the year ended June 30, 2001, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 32%, 45% and 23%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

         Manufacturing Operations. The production of latex gloves begins with the tapping of raw latex (natural polysporene) from rubber trees located on plantations in Malaysia and Indonesia. Once gathered, the raw latex is sent to a centrifuge where the latex is concentrated. PT Buana purchases the latex concentrate and ships it to its production plant where the latex concentrate is compounded in a proprietary formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles that can create pinholes. Glove-making formers, which are in five sizes and designed for the American hand, are dipped in the latex compound. The formers are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

         The PT Buana factory, which is 70% owned by us, has a production capacity of approximately 840,000,000 latex gloves per year. The factory can be expanded with additional manufacturing equipment to double its production capacity. Prior to 1999, PT Buana manufactured only powdered latex exam gloves. During the second quarter of 1999, PT Buana began purchasing and installing chlorination equipment that enables the factory to produce powder-free latex gloves. PT Buana has the capability to produce powder-free latex gloves equal to approximately 50% of its total production capacity. The benefit to manufacturing powder-free exam gloves is increased profit margins over powdered gloves and alignment with market trends toward powder-free gloves, which we believe to have caused fewer hypoallergenic reactions to users than powdered gloves.

         Continuous quality control inspections are performed on the production line by trained supervisors and independent quality control inspectors. Each glove is visually inspected and a sample of gloves from each batch is tested in the laboratory for leakage and visual defects.

         Gloves are packaged in non-fibrous cases and then shipped either to a leased warehouse in Itasca, Illinois, or to public warehouses located in Nevada, Georgia, California, Pennsylvania, Wisconsin or Maryland, where they are warehoused for delivery to medical, surgical, dental, nursing home and foodservice dealers.

         Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and an unrelated Malaysian glove manufacturer supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2001. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year. During 1999, AHPC negotiated with this factory to reduce the minimum monthly quantity of gloves to be purchased and extended the distribution agreement through July 2001. This agreement has subsequently expired and has not been renewed. The production of our powdered latex gloves is now entirely supplied by PT Buana.

         Powder-Free Latex Examination and Foodservice, Nitrile and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from WRP Asia. In addition, WRP Asia supplies AHPC with its nitrile gloves and will supply the Company with all its latex surgical glove needs. AHPC also purchases latex powder-free gloves from PT Buana.

         Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex gloves from two unrelated suppliers in Taiwan and China.

         Non-Latex Surgical Glove Supplier. AHPC entered into an agreement to purchase its non-latex surgical gloves from an unrelated supplier in Canada.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local medical/surgical dealers that sell primarily to hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers, food service distributors and major retail outlets. The principal methods of marketing are trade shows, telesales, advertising, seminars, direct mail, brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives, telesales staff and an in-house sales and marketing staff to cover the U.S.

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

         Competition. The market for examination gloves is highly competitive. With the discovery of the Acquired Immune Deficiency Syndrome/HIV virus ("AIDS") in the 1980's, and the perception of the latex glove as being a barrier to infection from AIDS and other communicable diseases, certain companies entered the glove industry, many of which failed or were acquired by other companies. Further consolidation of companies in the industry may be expected to occur in the future. The primary means of competition are price, product quality, service, product availability and the reliability of the manufacturer.

         Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2001, three of AHPC's national customers, Sysco Corporation, Owens & Minor, Inc. and AmeriNet, accounted for 44.7%, 17.9% and 12% of net sales, respectively. The loss of any of these customers would have a materially adverse effect on the Company. Our customers tend to limit the number of qualified vendors they purchase from, to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by these three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-user of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

         Patents and Trademarks. AHPC owns the trademarks "SafePrep," "Dermasafe" and "Glovetex," which are registered in the United States. AHPC is currently in the process of registering the trademark name "ScrubNGlove". AHPC's surgical glove line utilizes the trademark name "ProFeel," which is a registered name owned by WRP Asia.

EMPLOYEES

         As of June 30, 2001, our U.S. operations employed a total of 59 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 12 broker representative organizations that do not work exclusively for AHPC and which are paid on a commission basis. Our 70% owned Indonesian subsidiary, PT Buana, employed 1,002 full-time and part-time workers in its factory and administrative staff as of that date. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

INVESTMENT IN LSAI

         In connection with the sale of the operations of LSAI (a drug testing business purchased by certain members of former management), we received stock of LSAI. During 1998, we sold all remaining shares of LSAI and thus have entirely liquidated our investment in LSAI.

ITEM 2.  PROPERTIES

         Our principal executive and administrative office is located in Itasca, Illinois. The lease for this location was renewed on April 9, 2001, for a term of five years. For the year ended June 30, 2001, our lease expense was $178,000.

         In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and expires in July 2004. The annual rental expense for this lease is approximately $316,700 per year.

         AHPC also uses public warehouse facilities, as needed, to store its inventory in Sparks, Nevada; Atlanta, Georgia; Union City, California; Fond Du Lac, Wisconsin, Hanover, Pennsylvania and Baltimore, Maryland. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In February 1999, AHPC entered into a three-year lease agreement for 1,877 square feet of office space located in San Diego, California to service our TeleSales operations office. The lease term for this office space commenced on June 1, 1999 and expires in May 2002. The current rental expense for this lease is approximately $30,500 per year, with annual increases of approximately 3.5% per year. In June 2001, we closed our Telesales operations office and are in the process of negotiating a sublease for the office space.

ITEM 3.  LEGAL PROCEEDINGS

         At June 30, 2001 we, and AHPC (jointly the "WRP Defendants"), had a total of 66 latex glove product liability suits pending against us throughout the United States. We were an active defendant in one claim, and AHPC in 40 claims. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in 14 suits; AHPC was joined as a third party defendant in five claims by distributors of AHPC latex gloves (collectively the "Vendors") and in three claims by other suppliers of gloves.

         All of the claims involve plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex gloves products. In each of the claims, the WRP Defendants are one of several glove distributors and manufacturers named in the suits. Each of the claims alleges damages of an unspecified amount and is in a different stage of discovery or other pre-trial proceeding.

         It is not currently possible to determine a favorable or unfavorable outcome for the WRP Defendants in any of the claims.

         Subsequent to June 30, 2001, AHPC was served with three additional product liability lawsuits. In each of these claims the plaintiff alleged damages associated with the use of or exposure to latex gloves. AHPC is one of several defendants named in each of the suits.

         AHPC possesses product liability insurance coverage, which covers the defense costs, and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of the policies. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which AHPC may be held liable. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition.

         AHPC will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. During the year ended June 30, 2001, AHPC and the Vendors were dismissed from twenty-eight latex gloves product liability claims.

         From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At September 24, 2001, we were not party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on January 30, 2001. The purpose of the Annual Meeting was to consider the vote on the following matters:

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

                           Class A Director Nominees

                                Kamaruddin Taib
                               Richard C.M. Wong
                               Edward J. Marteka
                                 Kwong Ann Lew
                               George Jeff Mennen
                                Richard Swanson

                           Class B Director Nominees

                               Robert J. Simmons
                                 Don L. Arnwine

         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

                             For             4,778,655
                         Against                13,375
                         Abstain               403,617
                       Non-votes               608,045

2. To concur in the selection of Arthur Andersen LLP as independent auditor for the six months ending June 30, 2001. The vote of the Shareholders was as follows:

                             For             5,195,645
                         Against                     0
                         Abstain               448,120
                       Non-votes               159,927

         All of the above matters were approved by the Shareholders. There were no other matters voted on at the meeting.

3. In April 2001, we announced the resignations of Richard CM Wong as Chairman of the Board and Director, and Kamaruddin Taib as a Class A Director. At that time, Mr. Lew Kwong Ann was appointed Chief Executive Officer and Chairman of the Board, and Mr. Eirik Bonde Aslaksrud was appointed a Class A Director.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "WRPC". The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.

                               COMMON STOCK PRICES

PERIOD ENDED:
                                           LOW                          HIGH
                                           ---                          ----

JUNE 30, 2001

4TH QUARTER                              $   .44                      $   .98
3RD QUARTER                              $ .5938                      $1.0625
2ND QUARTER                              $1.0625                      $1.6250
1ST QUARTER                              $1.0938                      $2.000

JUNE 30, 2000

2nd quarter                              $  1.13                      $  2.00
1st quarter                              $  1.75                      $  2.38

DECEMBER 31, 1999

4th quarter                              $  2.00                      $  3.75
3rd quarter                              $  3.50                      $  5.88
2nd quarter                              $  5.25                      $  7.19
1st quarter                              $  4.88                      $  7.88

DECEMBER 31, 1998

4th quarter                              $  4.75                      $  7.00
3rd quarter                              $  4.28                      $  6.87
2nd quarter                              $  5.50                      $  7.37
1st quarter                              $  3.06                      $  5.87

         There were approximately 330 shareholders of record of our Common Stock as of June 30, 2001. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

         We have not paid a dividend with respect to the Common Stock. We expect to reinvest our earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2001, we purchased 190,000 shares of our Common Stock under this program. Subsequent to June 30 through September 20, 2001, we purchased 35,000 shares of our Common Stock.

         The trading of our common stock on the Nasdaq SmallCap Market is conditioned upon meeting certain asset, capital and surplus, earnings and stock price tests. To maintain eligibility on the Nasdaq SmallCap Market, we must, among other things, maintain an average bid price of our Common Stock of at least $1.00 per share.

         Nasdaq notified us on May 3, 2001, that the average bid price of our Common Stock has been below $1.00 per share for 30 consecutive days, and that our Common Stock would be delisted as of the opening of business on May 11, 2001. However, we requested an appeal of Nasdaq's determination; this appeal stayed the delisting of our Common Stock pending the decision of the Nasdaq Listing Qualification Panel. On June 14, 2001, we presented our request for continued inclusion on the Nasdaq SmallCap Market pursuant to an exception to the bid price requirement via an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel").

         The Panel was of the opinion that we presented a definitive plan that would enable it to evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market within a reasonable period of time and to sustain compliance with those requirements over the long term. Specifically, the Panel acknowledged our willingness to effect a reverse stock split in an effort to evidence compliance with the minimum bid price requirement within the near term. Accordingly, the Panel determined to continue the following exceptions to avoid delisting. On or before July 30, 2001, we were required to file proxy materials with the SEC and Nasdaq, evidencing our intent to seek shareholder approval for a reverse stock split. In addition, on or before August 30, 2001, we were required to evidence a closing bid price of at least $1.00 per share. Immediately thereafter, we were required to demonstrate a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days and demonstrate compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.

         On July 22, 2001, we filed a Proxy Statement, notifying shareholders of a special meeting scheduled to take place on August 27, 2001. The purpose of the meeting was to vote on a proposed reverse stock split intended to bring the minimum bid price of the Company's stock over $1.00. Prior to the holding of the meeting, the Company's stock price began trading at or about $1.00 per share. On August 16, 2001, we were notified by the Panel that our stock had evidenced the required closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and that the delisting proceedings were terminated. Accordingly, we canceled the Special Meeting of Shareholders scheduled for August 27, 2001, and are no longer considering a reverse stock split.

         In May 2001, we were invited by SYSCO Corporation ("SYSCO") to present a supplier review to the FoodService Disposables Department within SYSCO. This review entailed detailed discussions regarding how the Company will grow market share, new product offerings, pricing and EDI capabilities, among other things. The outcome of this review is uncertain.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of WRP Corporation presented below for the year ended June 30, 2001, and the six months ended June 30, 2000 and 1999 and for the four calendar years ended December 31, 1999, 1998, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                YEAR ENDED                                             SIX MONTHS     SIX MONTHS
                                                ----------                                             ----------     ----------
                                                 JUNE 30,     FOR THE YEAR ENDED DECEMBER 31,           JUNE 30,    ENDED JUNE 30,
                                                 --------     -------------------------------------     --------    --------------
    (In thousands except per share amounts)        2001        1999        1998     1997      1996        2000           1999
                                                   ----        ----        ----     ----      ----        ----           ----
STATEMENT OF OPERATIONS DATA:

 Net sales*                                       $ 51,889   $65,280   $ 64,968  $ 51,403   $45,811     $ 31,737        $ 30,946
 Gross profit                                       14,698    16,635     18,111    10,643     7,453        9,040           8,088
 Selling, general & administrative expenses*        13,784    12,295      9,955     8,227     6,684        6,997           5,484

Minority interest in loss (income)
of subsidiary, net of tax                            (185)        97      (594)     (300)       (78)        (207)            128

Income (loss) from continuing operations
Before loss from discontinued operations               529     2,453      5,879     1,249      (248)       1,420           1,324

Loss from discontinued operations                      --        --        --        (784)     (917)          --              --

 Net income (loss)                                    $529    $2,453     $5,879      $466   $(1,165)      $1,420          $1,324

PER SHARE DATA:

 Diluted earnings (loss) per share                   $0.08     $0.35      $0.93     $0.11     $(.32)       $0.21           $0.19

BALANCE SHEET DATA (END OF PERIOD):

Total assets                                       $36,072   $40,194    $35,800   $29,531   $27,514      $35,854         $42,631
Long-term debt                                         $13    $1,100     $1,669    $5,648    $7,098         $750          $1,477
Total shareholders' equity                         $21,176   $19,475    $16,941    $4,313    $3,531      $20,827         $18,346

* The 1997 figures have been restated to reflect rebates as a reduction of net sales to conform to the 2000, 1999 and 1998 presentation for comparability purposes.

(1) In 2000, the Company elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 2000 represents a six-month transition period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, swelling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Risks Affecting Forward-Looking Statements and Stock Prices". We caution investors that our business is subject to significant risks and uncertainties.

         In February 2000, we changed our fiscal year to June 30, effective June 30, 2000, resulting in a six-month transition period ended June 30, 2000. Our year ended June 30, 2001, reflects our first full year of activity under this fiscal year-end.

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination and surgical gloves and foodservice gloves in the United States. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2001, we recorded net glove sales of $51.9 million.

         Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves.

         PT Buana sold approximately 24.6% of its production to AHPC during the year ended June 30, 2001. PT Buana recorded glove sales totaling $13.2 million and $10.3 million during the years ended June 30, 2001 and December 31, 1999, respectively. PT Buana's remaining production was primarily sold to WRP Asia. All significant intercompany transactions and sales have been eliminated in consolidation.

         This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the year ended June 30, 2001, the six-month period ended June 30, 1999 and 2000 and for the years ended December 31, 1999 and 1998, include our results of operations and statements of cash flows, as well as for AHPC and PT Buana.

         During the six months ended June 30, 2000, several significant events transpired. In January, we announced that the group purchasing organization, Novation, would not renew its glove supply contract with AHPC, which expired on April 30, 2000.

         Through June 30, 2001, we have converted and maintained approximately 35% of this business. We are emphasizing our own brand products, which creates brand equity and awareness in the marketplace.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our publicly traded Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2001, we repurchased 180,406 shares of our Common Stock under this program.

         In April 2000, we announced the launch of a surgical glove line. This product launch was soon delayed due to product quality issues. The quality issues have since been resolved and, commencing in May 2001, we re-launched our surgical glove line.

         During 2001, we broadened our strategy beyond surgical gloves to include other specialty glove products. These new products include gloves for radiology and chemotherapy markets.

         We believe that, by expanding our specialty glove product offerings to include these high value added products, we can take greater advantage of the synergies this creates with our present customer base.

         In December 2000, we announced that our President, Edward J. Marteka, resigned from the Company, and Mr. Neil M. Kosterman was appointed President.

         In April 2001, we announced the resignations of Richard C.M. Wong as Chief Executive Officer and Chairman of the Board of Directors and Kamaruddin Taib as a Class A Director of the Company.

         At that time, Mr. Lew Kwong Ann was appointed Chief Executive Officer and Chairman of the Board of Directors, and Mr. Eirik Bonde Aslaksrud was appointed a Class A Director of the Company. Also in April, Mr. Kenneth A.Ling resigned as Chief Financial Officer, and Mr. Alan E. Zeffer was appointed Chief Financial Officer.

         In June, we announced that Mr. Neil M. Kosterman would transition from his position as President to a consulting capacity. At that time, we established an Executive Committee comprised of four directors: Lew Kwong Ann (Chairman), Eirik Bonde Aslaksrud, Jeff Mennen and Robert Simmons. We also announced the hiring of Thomas P. Kennedy as Vice President of Sales.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.

                                                        FOR THE
                                                       YEAR ENDED       FOR THE YEAR ENDED        SIX MONTHS ENDED
                                                        JUNE 30,           DECEMBER 31,               JUNE 30,
                                                       ----------    -----------------------   -----------------------
                                                          2001          1999         1998          2000         1999
                                                       ----------    ----------   ----------    ----------    -------
STATEMENT OF OPERATIONS DATA:

Net sales                                               100.0%        100.0%       100.0%        100.0%       100.0%
Cost of goods sold                                       71.7          74.5         72.1          71.5         73.9
                                                       -------------------------------------------------     --------
Gross profit                                             28.3          25.5         27.9          28.5         26.1
Selling, general & administrative expenses               26.6          18.8         15.3          22.1         17.7
                                                       -------------------------------------------------     --------
Income from operations                                    1.7           6.7         12.6           6.4          8.4

Interest (expense) / other income, net                   (0.9)         (1.0)         (1.2)        (0.9)        (0.8)
Provision for (benefit from) income taxes                (0.5)          2.1           1.5          0.3          3.7
Minority interest in loss (income) of subsidiary         (0.3)          0.2          (0.9)        (0.7)         0.4
Net loss from discontinued operations                      -             -             -            -            -
                                                       -------------------------------------------------     --------

Net income                                               (1.0%)         3.8%          9.0%         4.5%         4.3%
                                                       ========      =========    =========     ========     ========


YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

         The Company's net sales are derived from the sales of finished product, net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the year ended June 30, 2001 were $51,888,852, which represents a 20.5% sales decrease over the year ended December 31, 1999, with net sales of $65,280,104. The decrease in net sales is attributed to loss of the Novation contract in April 2000, partially offset by increases in sales to the AmeriNet group purchasing organization and foodservice product sales.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased from $48,645,076 for the year ended December 31, 1999 to $37,190,499 for the year ended June 30, 2001. As a percentage of net sales, cost of goods sold decreased from 74.5% for the year ended December 31, 1999 to 71.7% for the year ended June 30, 2001; the gross profit percentage increased from 25.5% in the 1999 period to 28.3% in the 2001 period. The Company's gross profit margin was favorably impacted by reduced glove purchase prices, improved manufacturing margins obtained from full capacity operating efficiencies at PT Buana during the second half of 2001, and a more favorable product mix, offset by lower selling prices. The Company continues to expect its gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased from $12,295,192 for the year ended December 31, 1999 to $13,784,354 for the year ended June 30, 2001. As a percentage of net sales, SG&A expenses increased from 18.8% for the year ended December 31, 1999, to 26.6% for the year ended June 30, 2001. This increase of $1,489,162 in SG&A expenses is primarily attributable to an increase in selling compensation with the 1999 expansion of our sales force.

         Income from operations decreased by 78.9% from $4,339,836 for the year ended December 31, 1999 to $913,999 for the year ended June 30, 2001. Operating margins decreased from 6.7% in the 1999 period to 1.7% in the 2001 period. For the year ended December 31, 1999 and June 30, 2001 EBITDA were $1,532,818 and $2,182,211, respectively.

         Interest expense decreased during fiscal 2001 to $719,954 compared to $802,159 in the 1999 period. This 10.2% decrease is attributable to decreased financing requirements due to lower inventory levels caused by the reduction in revenue and a decrease in interest rates.

         Other income consists of rental income, interest income and miscellaneous income. Other income increased from $166,155 for the 1999 period to $249,311 for the 2001 period.

         We recorded a foreign currency exchange loss of $45,031 in 2001 versus a foreign exchange gain of $3,563 in the comparable period in 1999, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian Rupiah, an exchange gain or loss will be incurred. Foreign currency exchange gains and losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future.

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

         The provision for income taxes for the year ended June 30, 2001 and December 31, 1999 was $271,478 and $1,348,121, respectively. This decline in income tax expense of $1,619,599 is primarily due to a reduction of pre-tax income generated in the U.S. during the fiscal year 2001 compared to 1999. At June 30, 2001, we had NOL's of approximately $1.3 million, which will be available to reduce future U.S. federal taxable income. During 2001, we finalized our tax returns for 1999 and the six months ended June 30, 2000. The Company will be receiving the benefit of foreign tax credits in the amount of $351,000, to offset our income tax expenses for the period.

         For the year ended June 30, 2001, our net income was $529,397 compared to net income of $2,452,744 in the 1999 period. Diluted earnings per share for the year ended June 30, 2001 and December 31, 1999 were $0.08 and $0.35, respectively.

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

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 27.6% from $5,484,190 for the six months ended June 30, 1999 to $6,996,574 for the six months ended June 30, 2000. As a percentage of net sales, SG&A expenses increased from 17.7% for the six months ended June 30, 1999 to 22.1% for the six months ended June 30, 2000. This increase of $1,512,384 in SG&A expenses is primarily attributable to an increase in selling compensation related costs of $968,300 associated with the 1999 expansion of our sales force. We made an investment in our sales force in 1999 to support our expansion plans. Because of the loss of the Novation contract, we are strategically planning and evaluating our manpower needs to maximize sales productivity per sales representative. We also incurred increased selling expenses from higher levels of advertising, marketing, promotions and tradeshow costs of $289,300, as well as travel costs, which increased, by $89,400. There was also an increase in depreciation expense of $47,300 associated with our computer system placed in service in 1999.

         Income from operations decreased by 21.5% from $2,603,777 for the six months ended June 30, 1999 to $2,043,904 for the six months ended June 30, 2000. Operating margins decreased from 8.4% in the 1999 period to 6.4% in the 2000 period. For the six months ended June 30, 2000 and 1999, EBITDA was $3,073,637 and $3,577,201, respectively.

         Interest expense decreased in the first half of 2000 to $332,429 compared to $374,692 in the first half of 1999. This 11.3% decrease is due to lower borrowings under our line of credit.

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

         The provision for income taxes for the six months ended June 30, 2000 and 1999 was $106,770 and $1,159,051, respectively. This decline in income tax expense of $1,052,281 is primarily due to a reduction of pre-tax income generated in the U.S. during the first half of 2000 compared to the same period in 1999. Also, PT Buana recorded deferred tax assets during the first half of 2000 associated with its prior period tax losses and recorded a tax benefit of $161,979 during the period. In addition, we were able to utilize prior year net operating loss carry-forwards (NOL's) of approximately $650,000 during the six months ended June 30, 2000 and 1999. Lastly, PT Buana recorded a significant income tax expense of $480,051 during the first half of 1999 as a result of the Indonesian Rupiah strengthening against the U.S. dollar, which created a large unrealized foreign currency gain on PT Buana's tax reporting Rupiah financial statements. Due to this additional income tax expense, the effective tax rate in the first half of 1999 is greater than U.S. statutory corporate income tax rates. At June 30, 2000, we had NOL's of approximately $1.3 million, which will be available to reduce future U.S. federal taxable income.

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

         During the third quarter of 1999, the Indonesian factory, PT Buana, completed its installation of chlorination equipment used for the manufacturing of latex powder-free gloves, which produce a higher gross profit margin than powdered gloves. PT Buana produced only a small quantity of powder-free gloves in the second half of 1999, as it was selling on a trial basis its product in the European market before sales to the U.S. are made.

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

         Interest expense decreased from $1,192,405 during 1998 to $802,159 in 1999. This decrease in interest expense of $390,246 is due to (i) approximately $7.5 million of PT Buana's debt having been repaid in 1998 as Indonesian interest rates were very high and (ii) our new debt agreement entered into on December 1, 1998 carries a lower rate than the previous debt facility, offset by increased borrowings in 1999 on the line of credit used to finance its increased inventory levels and capital expenditures. The 1998 PT Buana debt repayments were made with our proceeds from the sale of Common Stock to WRP Asia on March 31, 1998. All inter-company interest income and interest expense is eliminated in consolidation.

         Other income consists of rental income, interest income and miscellaneous income. Other income for the year ended December 31, 1999 was $166,155 compared to $461,386 for the comparable period in 1998. This decrease in other income of $295,231 is primarily due to the disposal of the investment in LSAI in 1998, which generated a gain of $168,375.

         The provision for income taxes increased from $952,146 for the year ended December 31, 1998 to $1,348,121 for the year ended December 31, 1999. The 1998 income tax provision is less than the U.S. statutory rates. During the first quarter of 1998, we had net operating loss carry-forwards ("NOL's") which were used to reduce taxable income for that period. In accordance with tax regulations, usage of the NOL's is subject to limitations if certain ownership changes occur. Due to the WRP Asia ownership change on March 31, 1998, our NOL's became limited and subsequent to that date, we began recording a provision for income taxes. At December 31, 1999, we had NOL's of approximately $1.975 million, which will be available to reduce federal taxable income in the U.S. in future periods not to exceed approximately $1.3 million per year.

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

         Net income decreased by $3,426,416 or 58.3% from $5,879,160 for the year ended December 31, 1998 to $2,452,744 for the year ended 1999 due to the previously mentioned factors. The diluted earnings per share were $.35 in 1999 compared to $.93 in 1998.

SEGMENT INFORMATION

         Year Ended June 30, 2001 and Years Ended December 31, 1999 and 1998. During the year ended June 30, 2001, the six-month period ended June 30, 2000 and during the years ended December 31, 1999 and 1998, we were engaged solely in the business of manufacturing and distributing disposablegloves. We have two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered and powder-free latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. The operations of the distribution segment are located entirely within the U.S.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED JUNE 30, 2001

         Cash and cash equivalents, at June 30, 2001, was $123,741, a decrease of $100,313 from $224,054 at June 30, 2000. We experienced a decrease in cash flows for the year ended June 30, 2001 primarily from a reduction in cash provided by operations and an increase in net cash used in investing activities.

         Our operations generated cash of $1,639,376 during the 2001 fiscal year as a result of net income of $529,397 plus noncash depreciation and amortization of $2,018,535, as well as a decline in inventories and accounts receivable.

         Net trade accounts receivable at June 30, 2001 decreased by 12.5% to $4,919,062 from $5,621,417 at December 31, 1999. This decline of $702,355 is primarily due to a decrease in revenues and improved collections of past due amounts.

         On May 11, 2001, Sysco, the company's largest customer (44.7% of sales in 2001) advised us that they would be performing supplier reviews for all of the disposable products purchased by their Food Service Group. Although a majority of our sales to Sysco are used by food service customers, these products are purchased by the Medical Group at Sysco. While Medical group suppliers are not being specifically reviewed, we have been asked to participate. This review is being performed in order to ascertain suppliers' future commitments to partnering with Sysco. This review by Sysco's food service group could have an impact on the product being sold to and through the Sysco organization as a whole. As of September 28, 2001, this review is ongoing.

         As of June 30, 2001 the company has outstanding accounts receivable from WRP Asia of $8,262,937, resulting primarily from sales of product to WRP Asia ($9,714,384 in 2001), cash advances to WRP Asia, charges for obtaining FDA approval of the gloves imported from WRP Asia and others items. Of this amount approximately $5,287,413 is due to PT Buana and $2,975,524, is due to WRP USA and AHPC. The amount of this receivable has increased by $4,392,622 since June 30, 2000. WRP USA and AHPC have accounts payable to WRP Asia of $2,453,608 at June 30, 2001, primarily resulting from the purchase of inventories from WRP Asia. This amount has increased by $840,423 since June 30, 2000.

         WRP Asia has undertaken a restructuring plan during 2001, the objective of which is to improve cash flows and profitability and to assure longer term financial viability. This plan includes a restructuring of the company's debt facility and additional investment from outside sources. Management of WRP Asia believes this plan will generate adequate cash flow to meet WRP Asia's needs through at least December 31, 2002.

         As indicated below in Asia Pacific Risk Factors, social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. These factors could significantly disrupt both the source of our supply of glove products as well as product supplied to companies located in that area of the world.

         Additionally, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partner. The enactment by principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries.

         The impact of this potential instability could affect WRP Asia's ability to achieve the restructuring plans discussed above, their ability to continue to purchase the quantities projected in their restructuring plan from PT Buana and their ability to pay the amounts due to PT Buana and AHPC. Management believes that all amounts outstanding from WRP Asia at June 30, 2001 are fully realizable at this time.

         Net inventories at June 30, 2001 decreased by 29.0% to $7,187,386 from $10,124,411 at June 30, 2000. This decline of $2,937,025 is due to the reduction in NovaPlus brand inventory levels associated with the loss of the Novation group purchasing organization supply contract and with improved inventory management procedures.

         During the year ended June 30, 2001, the cash generated from operations was used primarily to reduce long-term debt and fund capital expenditures. We used cash in financing activities of $1,010,430 during the period.

         During the year ended June 30, 2001, we used cash in net investing activities of $729,259. We spent $928,206 for capital expenditures during that period primarily at PT Buana, our Indonesian manufacturing plant, for capital improvements.

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (6.69% at June 30, 2001). At June 30, 2001, we had outstanding $2,737,138 on the revolving line of credit and $1,252,814 of letter of credit liabilities under the credit facility. The Company was not in compliance with certain of its covenants and has obtained waivers of these covenant violations from the financial institution. On September 28, 2001, we received a letter of commitment to renew and extend this credit facility for an additional term of three (3) years, with terms and conditions similar to the existing facility.

         In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of our Common Stock at an exercise price of $22.20 per share. At June 30, 2001 the total outstanding debt associated with these debentures was $550,000. For the year ended June 30, 2001, we repaid $800,000 against this debt. We anticipate repayments of $550,000 within the next twelve months and have classified this amount as current portion of long-term obligations at June 30, 2001.

         We currently expect to have cash needs in order to continue funding the growth of the existing glove business. These cash needs may arise in connection with various events such as for: (i) the expansion into new products; (ii) paying off debt obligations, particularly the remaining long-term debt; (iii) the expansion of the manufacturing facility in Indonesia; (iv) purchasing our Common Stock in connection with our stock repurchase program; and (v) possible acquisitions. We believe that our cash and cash generated form future operations plus our credit facility will be sufficient to fund our ongoing operations.

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

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company will adopt this standard for all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. The Company anticipates that future earnings will increase without amortization expense; however, the Company must assess its existing goodwill for impairment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates in limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2001.

         We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 2001, approximated its fair value. For the year ended June 30, 2001, the foreign exchange included in the determination of net income was approximately $45,031.

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

         Financing. On September 28, 2001, we received a letter of commitment to renew and extend our credit facility for an additional term of three (3) years with terms and conditions to the existing facility.

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

         Dependence on Rubber Harvest and Latex Concentrate. Our ability to produce and purchase our products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others and us into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. Increases in the price of latex concentrate have adversely affected our raw material costs in the past and could continue to do so.

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

         In the past, interest rates in many Asian-Pacific countries are heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partners, principally, the United States, Japan, China and the European Union. The enactment by the United States or other principal trading partners of protectionist trade legislation, reduction of foreign investment in the local economies and general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries.

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

         New Products. We have introduced several new glove products, including radiological and chemotherapy and an improved surgical glove. We are planning to distribute other safety and infection control products besides gloves, including other high-volume, disposable foodservice products. These products complement our strategy to focus on safety and infection control in the foodservice industry. There is no assurance that these development efforts will be successful or that, if successfully developed, these products will achieve commercial success.

         Growth Dependencies. In general, our future growth is dependent on our ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop our relationships with our existing customer base.

         The failure to achieve these and other objectives could limit future growth and have an adverse effect on both the Company and our future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause our SG&A expenses to increase, which could also have an adverse effect on us and our future operating results.

         Manufacturing in Indonesia - International Operations. Our international manufacturing operation has grown substantially and, thus, we are increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively control and manage these and other risks could adversely affect both the Company and our future operating results.

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

         Reliance Upon Significant Contracts and Customers. 44.7% of our total revenues come from purchases by SYSCO. In May 2001, we were invited by SYSCO to present a supplier review to the Food Service Disposable Department. This review entailed detailed discussions regarding how the Company will grow market share, new product offerings, pricing and EDI capabilities, among other things. The outcome of this review process is uncertain. Although we believe this review presents an opportunity to grow our business and to expand our offerings beyond gloves, there can be no assurance that we will be successful in growing this segment of our business. If we were unable to maintain a significant portion of the SYSCO business, it would have a material adverse affect on our sales results of operations and financial condition. A significant portion of our acute care and medical division business has been obtained through the achievement of being selected to supply group purchasing organizations and integrated delivery networks ("IDN's") in the U.S. These group purchasing organizations and IDN's, made up of thousands of health care facilities, centralize medical product purchases and offer their members the ability to enjoy larger purchasing power discounts than an individual hospital or member might enjoy independently. We reported in early 2000 that the group purchasing organization, Novation, did not renew its supply contract with AHPC, which expired in April 2000. Our sales of NovaPlus products to Novation members accounted for over half of our sales in 1999. We have converted about 35% of NovaPlus accounts to our branded products. There can be no assurance that we will be successful in our attempts to maintain this business and our inability to retain a significant portion of this business could materially adversely affect our sales, results of operations and financial condition.

         In addition, for the year ended June 30, 2001, three of AHPC's customers accounted for 82%of net sales. The loss of one of these customers would have a materially adverse effect on us and our operating results.

         Excess or Obsolete Inventory. Managing our inventory of various size mix and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining excess inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect the Company and our operating results.

         Hiring and Retention of Employees. Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing in the U.S. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have an adverse effect on both the Company and our operating results. In addition, we may experience increased compensation costs in order to compete for skilled employees.

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

         Stock Market Fluctuations. In recent years, the stock market in general, including our Common Stock, has experienced extreme price fluctuations. The market price of our Common Stock may be significantly affected by various factors such as: quarterly variations in our operating results; changes in our revenue growth rates; the loss of a significant customer or sales contract; changes in earnings estimates by market analysis; the announcement of new products or product enhancements by us or our competitors; speculation in the press or analyst community; the inability of the market to absorb selling pressure from one or more large institutional shareholders; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of our Common Stock will not experience significant fluctuations in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

Name                         Age            Position
----                         ---            --------
Lew Kwong Ann                40             Chairman and Chief Executive Officer

Alan Zeffer                  48             CFO,  Secretary and Treasurer


Biographies for Messrs. Lew, and Zeffer are included below.

         At September 20, 2001, our directors consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                         Age           Director Since
----                         ---           --------------
Eirik Bonde Aslaksrud        38                2001


Kwong Ann Lew                40                1997
George Jeff Mennen           61                1994
Richard Swanson              66                1998
Thomas Kennedy               39                2001

Class B Directors

Name                         Age           Director Since
----                         ---           --------------
Robert J. Simmons            58                1995
Don L. Arnwine               68                1995

         The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

         LEW KWONG ANN was appointed Chairman and Chief Executive Officer of the Company in April 2001. He was elected Class A Director of the Company on May 20, 1997. Mr. Lew was our Chief Financial Officer, Secretary and Treasurer from 1997 through March 2000. Mr. Lew is an Executive Director and Chief Financial Officer of WRP Asia. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen LLP from 1988 to 1991. Prior to joining WRP Asia, he held various key management positions in two public listed companies, primarily in the corporate and judicial advisory areas.

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

         EIRIK BONDE ASLAKSRUD was appointed a Class A Director of the Company in April 2001. Mr. Aslaksrud is an Executive Director and Executive Vice President, Global Markets, for WRP Asia Pacific. He has been with WRP since 1991.

         ALAN E. ZEFFER is the Chief Financial Officer, Secretary/Treasurer for the Company. He joined the Company in April 2001. Prior to joining the Company, Mr. Zeffer was Managing Partner for Quest Capital Corporation, a corporate finance advisory firm that he founded in 1993. He also served as Treasurer for Sybron International Corp from 1987 until 1993.

         THOMAS P. KENNEDY, Vice President Sales & Marketing - Medical, has been with the Company since May 2001. Prior to joining the Company, he managed Maxxim Medicals glove business.

BOARD MEETINGS AND COMMITTEES

         During the year ended June 30, 2001, our Board of Directors held six meetings and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee, which was formed in 1997. During the year ended June 30, 2001, the Compensation Committee held one meeting and the Audit Committee each held four meetings and all other actions were taken by unanimous written consent without a meeting. At June 30, 2001, our Audit Committee consists of Don Arnwine, Richard Swanson, and George Jeff Mennen.

COMPENSATION OF DIRECTORS

         All directors who are not also executive officers, which group is comprised of George Jeff Mennen, Richard J. Swanson and the Class B Directors, receive (1) an annual Board member retainer of $5,000, (2) compensation of $1,000 for each Board meeting attended, (3) $500 for each committee meeting attended, and (4) an annual Committee member retainer of $1,000. Each new Director is presently entitled to receive stock options under the Plan to purchase 2,000 shares of our Common Stock in connection with his election and 1,000 share of our Common Stock per Board meeting attended, up to a maximum of 5,000 shares for Board meetings attended. Under the terms of the Plan, the Compensation Committee shall determine the exercise price of a Director Option, provided that the exercise price shall not be less than the lowest fair market value of our Common Stock during the six months preceding the election and qualification of such Director. All Director options are immediately exercisable for a period of ten years from the date of grant. All Directors will be reimbursed for expenses incurred in attending meetings of the Board and meetings of Committees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the report and representations furnished to us, we believe that each of these persons is in compliance with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation paid by the Company for services rendered in all capacities to the Company during the year ended June 30, 2001 and the transition period ended June 30, 2001 and fiscal years ended December 31, 1999 and 1998 to (i) the Company's President and (ii) the Company's executive officers at June 30, 2001 whose aggregate annual salary and bonus are expected to exceed $100,000 for the 2001 calendar year.

                                                                                              Long-Term
                                         Annual Compensation                                 Compensation
                                         --------------------                                ------------
    Name and                                                                   Other Annual     Stock       All Other
Principal Position             Year          Salary           Bonus            Compensation    Options    Compensation
---------------------        --------       ---------       ---------         --------------   -------    ------------
Edward J. Marteka              2001          $93,750                             $131,250                    $3,000
President                      2000         $112,500          $34,500              $3,600        -               $0
                               1999         $200,000          $20,000              $7,200        -               $0
                               1998         $200,000         $100,000              $7,200       50,000           $0

Kenneth Ling                   2001          $94,538             -                $40,000
Kenneth Ling                   2000          $25,000             -                   -          30,000       $5,400(1)
CFO, Acting COO

Neil Kosterman                 2001          $75,000                              $56,250                    $2,400
President
Alan Zeffer                    2001          $49,452                                 -           -              -

(1)Includes housing and automobile costs associated with Mr. Ling's relocation to the U.S.

EMPLOYMENT AGREEMENTS

         On April 1, 1994, we entered into an employment agreement with Edward
J. Marteka (the "Marteka Agreement"). The Marteka Agreement, as amended on June 30, 1995 and on July 22, 1996, provides for: (i) Mr. Marteka to serve as our President (since May 31, 1995) and AHPC; (ii) base salary; (iii) non-qualified stock options to purchase 35,000 shares of Common Stock under the Plan; and (iv) life and medical insurance, automobile allowance and other additional customary benefits. The amended Marteka Agreement also granted to Mr. Marteka additional non-qualified stock options to purchase 14,000 shares of Common Stock.

         As approved by the Compensation Committee, all of Mr. Marteka's options outstanding, totaling 101,000 stock options at February 29, 2000, were repriced to $2.07, the closing price on that date. Effective January 1, 2000, Mr. Marteka's base salary was increased to $225,000 per year as approved by the Compensation Committee.

         In December 2000, we announced that Mr. Marteka resigned from the Company. As part of the Marteka Agreement, we made severance, and other related payments, of $131,250 during period.

         On April 12, 2000, we entered into an employment agreement with Kenneth Ling (the "Ling Agreement"). The Ling Agreement provided for (i) Mr. Ling to serve as our CFO, Acting COO, Secretary and Treasurer; (ii) a base salary of $120,000 per annum; (iii) housing costs associated with his relocation to the U.S.; (iv) non-qualified stock options to purchase 30,000 shares of Common Stock; and (v) an automobile provided for his use. Mr. Ling was issued 30,000 stock options at $1.44, the exercise price of the closing price of the Common Stock on April 17, 2000, the date of the grant. Mr. Ling's stock options are immediately exercisable for a period of ten years from the date of grant. In April 2001, we announced the resignation of Mr. Ling.

         In December 2000, we entered into an employment agreement with Neil M. Kosterman (the "Kosterman Agreement"). The Kosterman Agreement provided for (i) Mr. Kosterman to serve as our President; (ii) a base salary of $225,000 per annum; (iii) housing costs for an initial six (6)-month period; (iv) nonqualified stock options to purchase 90,000 shares of Common Stock; and (v) a $600.00 per month automobile allowance.

         In May 2001, we announced the resignation of Mr. Kosterman from the Company.

OPTION GRANTS DURING THE YEAR JUNE 30, 2001

         There were no options granted to the persons named in the Summary Compensation Table made during the year ended June 30, 2001.

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees and directors were repriced effective February 29, 2000 to $2.07, the closing price on that date.

AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED JUNE 30, 2001 AND FISCAL PERIOD-END OPTION VALUES

         There were no options exercised during the year ended June 30, 2001 by the executive officers named in the Summary Compensation Table.

                                                           Number of Unexercised            Value of In-the-Money
                             Shares         Value            Options at 6/30/01             Options at 6/30/01(1)
                           Acquired on     Realized          ------------------             ---------------------
                           Exercise(#)       ($)        Exercisable   Unexercisable     Exercisable    Unexercisable
                           -----------     --------     -----------   -------------     -----------    -------------
Edward J. Marteka               0           $ - 0 -      101,000          - 0 -           $ - 0 -         $ - 0 -
Kenneth Ling                    0           $ - 0 -       30,000          - 0 -           $ - 0 -         $ - 0 -

(1) Represents the total gain which would have been realized if all such options had been exercised on June 30, 2000.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently comprised of the following three (3) Class A Directors: Lew Kwong Ann, George Jeff Mennen and Richard Swanson, each of whom were appointed by the Board of Directors. The Committee oversees administration of our Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experiences officers and employees by compensating them with equity-based awards whose value is connected to our continued growth and profitability. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, we compensate executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During the year ended June 30, 2001, all action of the Compensation Committee was made during the one meeting held or was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Lew Kwong Ann and Eirik Bonde Aslaksrud are executive directors and officers of WRP Asia. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or the Compensation Committee.

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


                              [PERFORMANCE CHART]


* $100 invested on June 30, 1995 in stock or Index - including reinvestment of dividends. Fiscal year ending June 30.

                             CUMULATIVE TOTAL RETURN

                                      6/30/96    6/30/97    6/30/98     6/30/99     6/30/00     6/30/01
WRP Corporation                        100.00     103.85     188.46      174.52       40.38       16.65
NYSE/AMEX/Nasdaq Stock                 100.00      72.51      90.71       69.71       67.65       70.35
Peer Group                             100.00     128.51     164.62      194.06      213.92      179.87

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth information as of June 30, 2001, with respect to the beneficial ownership of our Common Stock and Series A Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.


                                                                                                       Percent of
                                                                            Amount and Nature of          Total Voting
   TITLE OF CLASS                 NAME OF BENEFICIAL OWNER                  Beneficial Ownership            Stock(4)
   --------------                 ------------------------                  --------------------            --------
Series A Common Stock            WRP Asia Pacific Sdn. Bhd.(1)                           1,252,538           18.2%

Common Stock                     WRP Asia Pacific Sdn. Bhd.(1)                           2,500,000           36.4%




Common Stock                     Kwong Ann Lew                                              30,000(3)         *



Common Stock                     George Jeff Mennen                         10,000(2)
Common Stock                     George Jeff Mennen                         10,000          20,000            *
                                                                           -------
Common Stock                     Robert J. Simmons                          10,000(2)
Common Stock                     Robert J. Simmons                           5,000          15,000            *
                                                                           -------

Common Stock                     Don L. Arnwine                             10,000(2)
Common Stock                     Don L. Arnwine                              3,000          13,000            *
                                                                           -------
Common Stock                     Richard Swanson                             7,000(2)
Common Stock                     Richard Swanson                             1,000           8,000            *
                                                                           -------


Common Stock                     Total Executive Officers & Directors       322,000(2)
                                 as a group (5 persons)                      35,500     357,500               5.2%
                                                                            -------

---------------
*Represents less than 1%
(1)WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) ("WRP Asia") is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.
(2)Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.
(3)Percent of class is based on 7,056,230 shares of the combined number of Series A Common Stock and Common Stock outstanding on September 24, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended June 30, 2001, we purchased latex powder-free exam gloves amounting to $10.9 million from our majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $9.7 million of powdered latex exam gloves to WRP Asia during the period.

         During the year ended June 30, 2001, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $112,290 during the year ended June 30, 2001 for its services.

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

(b) During the 3 months ended June 30, 2001, the Company did not file any reports on Form 8-K.

(1)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:
                                            WRP CORPORATION

Date: September 24, 2001            By: /s/ Alan E. Zeffer
                                        ------------------
                                        Alan E. Zeffer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2001            By: /s/ Lew Kwong Ann
                                        -----------------
                                        Lew Kwong Ann, Chief Executive
                                        Officer and Chairman of the Board of
                                        Directors

Date: September 24, 2001            By: /s/ Eirik Bonde Aslaksrud
                                        -------------------------
                                        Eirik Bonde Aslaksrud, Director

Date: September 24, 2001            By: /s/ Thomas P. Kennedy
                                        ---------------------
                                        Thomas P. Kennedy, Director

Date: September 24, 2001            By: /s/ George Jeff Mennen
                                        ----------------------
                                        George Jeff Mennen, Director

Date: September 24, 2001            By: /s/ Richard Swanson
                                        -------------------
                                        Richard Swanson, Director

Date: September 24, 2001            By: /s/ Robert J. Simmons
                                        ---------------------
                                        Robert J. Simmons, Director

Date: September 24, 2001            By: /s/ Don L. Arnwine
                                        ------------------
                                        Don L. Arnwine, Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                  WRP CORPORATION

Date: September 24, 2001          By: ____________________
                                      Alan E. Zeffer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2001          By: ____________________
                                      Lew Kwong Ann, Chief Executive Officer and
                                      Chairman of the Board of Directors

Date: September 24, 2001          By: ____________________
                                      Eirik Bonde Aslaksrud, Director

Date: September 24, 2001          By: ____________________
                                      Thomas P. Kennedy, Director

Date: September 24, 2001          By: ____________________
                                      George Jeff Mennen, Director

Date: September 24, 2001          By: ____________________
                                      Richard Swanson, Director

Date: September 24, 2001          By: ____________________
                                      Robert J. Simmons, Director

Date: September 24, 2001          By: ____________________
                                      Don L. Arnwine, Director

WRP CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements
As of June 30, 2001, 2000 and 1999, and
December 31, 1999 and 1998
Together With Auditors' Report

                        WRP CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

          JUNE 30, 2001, 2000 AND 1999, AND DECEMBER 31, 1999 AND 1998


                                      INDEX


                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS:
    Consolidated Balance Sheets as of June 30, 2001 and 2000                 F-3

    Consolidated Statements of Operations for the Years Ended
        June 30, 2001, and December 31, 1999 and 1998, and for
        the Six-Month Periods Ended June 30, 2000 and 1999                   F-5

    Consolidated Statements of Shareholders' Equity for the
        Years Ended June 30, 2001, and December 31, 1999 and
        1998, and for the Six-Month Periods Ended June 30,
        2000 and 1999                                                        F-6

    Consolidated Statements of Cash Flows for the Years Ended
        June 30, 2001, and December 31, 1999 and 1998, and for
        the Six-Month Periods Ended June 30, 2000 and 1999                   F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of WRP Corporation:


We have audited the accompanying consolidated balance sheets of WRP CORPORATION (a Maryland corporation, owned 53.2% by WRP-Asia Pacific Sdn. Bhd.) AND SUBSIDIARIES as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


Chicago, Illinois
September 28, 2001

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000



                      ASSETS                                         2001           2000
                      ------                                         ----           ----

CURRENT ASSETS:
    Cash and cash equivalents                                   $    123,741    $    224,054
    Accounts receivable--trade, net of allowance for doubtful
       accounts of $150,000 in 2001 and $175,000 in 2000           4,919,062       5,621,417
    Inventories, net                                               7,187,386      10,124,411
    Prepaid expenses                                               1,174,544         431,150
    Due from affiliate                                             8,262,937       3,870,315
    Deferred tax assets                                              835,182         953,847
    Other receivables                                                197,156         104,831
                                                                ------------    ------------
                     Total current assets                         22,700,008      21,330,025
                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                                736,535         736,535
    Construction in progress                                         174,096          75,616
    Equipment, furniture and fixtures                             15,996,454      15,225,249
    Building improvements                                          2,260,637       2,237,677
    Vehicles                                                         148,822         116,704
                                                                ------------    ------------
                     Total property, plant and equipment          19,316,544      18,391,781

    Less- Accumulated depreciation and amortization               (7,206,846)     (5,255,541)
                                                                ------------    ------------
                     Property, plant and equipment, net           12,109,698      13,136,240
                                                                ------------    ------------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $640,674 in
      2001 and $573,443 in 2000                                    1,109,326       1,176,557
    Other assets                                                     153,456         211,565
                                                                ------------    ------------
                     Total other assets                            1,262,782       1,388,122
                                                                ------------    ------------
                                                                  36,072,488    $ 35,854,387
                                                                ============    ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000


                     LIABILITIES AND SHAREHOLDERS' EQUITY                               2001           2000
                     ------------------------------------                               ----           ----

CURRENT LIABILITIES:
    Accounts payable--trade                                                        $  2,335,421    $  1,925,628
    Trade notes payable to bank                                                         507,937       1,252,814
    Notes payable and current portion of long-term obligations                        4,056,718       3,404,552
    Due to affiliate                                                                  2,453,608       1,613,185
    Accrued expenses                                                                  2,971,635       3,639,335
                                                                                   ------------    ------------
                     Total current liabilities                                       12,325,319      11,835,514
                                                                                   ------------    ------------
LONG-TERM DEBT                                                                           12,687         750,000
                                                                                   ------------    ------------
DEFERRED TAX LIABILITY                                                                  539,583         608,402
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN SUBSIDIARY                                                       2,019,392       1,833,955
                                                                                   ------------    ------------
SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value; 1,252,538 shares authorized;
       1,252,538 shares issued and outstanding in 2001 and 2000                          12,525          12,525
    Common stock, $.01 par value; 10,000,000 shares authorized; 5,803,692 shares
       issued and outstanding in 2001 and 2000                                           58,037          58,037
    Additional paid-in capital                                                       17,942,471      17,942,471
    Retained earnings                                                                 4,734,474       4,205,077
    Less- Common stock in treasury, at cost, 367,800 shares in 2001 and
       177,500 shares in 2000                                                        (1,572,000)     (1,391,594)
                                                                                   ------------    ------------
                     Total shareholders' equity                                      21,175,507      20,826,516
                                                                                   ------------    ------------
                                                                                     36,072,488    $ 35,854,387
                                                                                   ============    ============


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 2001, AND DECEMBER 31,
                1999 AND 1998 AND FOR THE SIX-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999

                                                                          YEAR ENDED
                                                         --------------------------------------------    SIX-MONTH PERIOD ENDED
                                                                                  DECEMBER 31                    JUNE 30
                                                            JUNE 30,     ----------------------------   ---------------------------
                                                              2001          1999            1998           2000            1999
                                                         -----------     ------------    ------------   ------------  -------------
NET SALES                                                $ 51,888,852    $ 65,280,104    $ 64,968,401   $ 31,737,482  $ 30,946,476
COST OF GOODS SOLD                                         37,190,499      48,645,076      46,857,229     22,697,004    22,858,509
                                                         ------------    ------------    ------------    -----------  ------------
GROSS PROFIT                                               14,698,353      16,635,028      18,111,172      9,040,478     8,087,967
OPERATING EXPENSES:
    Selling, general and administrative                    13,784,354      12,295,192       9,954,785      6,996,574     5,484,190
                                                         ------------    ------------    ------------    -----------  ------------
INCOME FROM OPERATIONS                                        913,999       4,339,836       8,156,387      2,043,904     2,603,777

INTEREST EXPENSE                                              719,954         802,159       1,192,405        332,429       374,692

OTHER INCOME                                                  249,311         166,155         461,386         22,432       125,969
                                                         ------------    ------------    ------------    -----------  ------------
        Income from continuing operations
        before provision for (benefit from)
        income taxes, and minority interest                   443,356       3,703,832       7,425,368      1,733,907     2,355,054

PROVISION FOR (BENEFIT FROM) INCOME TAXES                    (271,478)      1,348,121         952,146        106,770     1,159,051
                                                         ------------    ------------    ------------    -----------  ------------
       Income from continuing operations
        before minority interest                              714,834       2,355,711       6,473,222      1,627,137     1,196,003

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY              185,437         (97,033)        594,062        206,875      (128,267)
                                                         ------------    ------------    ------------    -----------  ------------
                     Net income                          $    529,397    $  2,452,744    $  5,879,160   $  1,420,262  $  1,324,270
                                                         ============     ===========    ============   ============  ============
BASIC NET INCOME PER COMMON SHARE:                              $0.08           $0.35           $0.94          $0.21         $0.19
                                                         ============     ===========    ============   ============  ============
DILUTED NET INCOME PER COMMON SHARE:                            $0.08           $0.35           $0.93          $0.21         $0.19
                                                         ============     ===========    ============   ============  ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     FOR THE YEARS ENDED JUNE 30, 2001, AND DECEMBER 31, 1999 AND 1998, AND
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999



                                                     SERIES A
                                                   COMMON STOCK                COMMON STOCK          ADDITIONAL     RETAINED
                                             -------------------------   -------------------------     PAID-IN      EARNINGS
                                                SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL      (DEFICIT)
                                             -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 1997                     1,252,538   $    12,525     3,191,667   $    31,917   $10,876,224   $(5,547,089)

    Issuance of common stock to WRP
       Asia Pacific Sdn. Bhd. (see Note 2)           -             -       2,500,000        25,000     6,725,000           -
    Issuance of common stock upon exercise
       of stock options                              -             -          93,858           938       260,797           -
    Net income                                       -             -             -             -             -       5,879,160
    Unrealized gain on LSAI common stock             -             -             -             -             -             -
                                             -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1998                     1,252,538        12,525     5,785,525        57,855    17,862,021       332,071

    Issuance of common stock upon exercise
       of stock options                              -             -          18,167           182        80,450           -
    Net income                                       -             -             -             -             -       1,324,270
                                             -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 1999                         1,252,538        12,525     5,803,692        58,037    17,942,471     1,656,341

    Net income                                       -             -             -             -             -       1,128,474
                                             -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, December 31, 1999                     1,252,538        12,525     5,803,692        58,037    17,942,471     2,784,815

    Net income                                       -             -             -             -             -       1,420,262
    Common stock repurchases                         -             -             -             -             -             -
                                             -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2000                         1,252,538        12,525     5,803,692        58,037    17,942,471     4,205,077

    Net income                                       -             -             -             -             -         529,397
    Common stock repurchases                         -             -             -             -             -             -
                                             -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, June 30, 2001                         1,252,538        12,525     5,803,692        58,037    17,942,471     4,734,474
                                             ===========   ===========   ===========   ===========   ===========   ===========

                                                  CUMULATIVE     UNREALIZED
                                                    FOREIGN       GAIN ON
                                                   CURRENCY         LSAI
                                                  TRANSLATION      COMMON         TREASURY      SHAREHOLDERS'  COMPREHENSIVE
                                                  ADJUSTMENT        STOCK           STOCK          EQUITY          INCOME
                                                  ------------  ------------    ------------    ------------   -------------
BALANCE, December 31, 1997                        $       -     $    261,979    $ (1,323,036)   $  4,312,520    $    780,735
                                                                                                                ============
    Issuance of common stock to WRP
       Asia Pacific Sdn. Bhd. (see Note 2)                -              -               -         6,750,000
    Issuance of common stock upon exercise
       of stock options                                   -              -               -           261,735
    Net income                                            -              -               -         5,879,160    $  5,879,160
    Unrealized gain on LSAI common stock                  -         (261,979)            -          (261,979)       (261,979)
                                                  ------------  ------------    ------------    ------------    ------------

BALANCE, December 31, 1998                                -              -        (1,323,036)     16,941,436    $  5,617,181
                                                                                                                ============
    Issuance of common stock upon exercise
       of stock options                                   -              -               -            80,632
    Net income                                            -              -               -         1,324,270    $  1,324,270
                                                  ------------  ------------    ------------    ------------    ============

BALANCE, June 30, 1999                                    -              -        (1,323,036)     18,346,338

    Net income                                            -              -               -         1,128,474    $  1,128,474
                                                  ------------  ------------    ------------    ------------    ============

BALANCE, December 31, 1999                                -              -        (1,323,036)     19,474,812

    Net income                                            -              -               -         1,420,262    $  1,420,262
    Common stock repurchases                              -              -           (68,558)        (68,558)   ============
                                                  ------------  ------------    ------------    ------------

BALANCE, June 30, 2000                                    -              -        (1,391,594)     20,826,516

    Net income                                            -              -               -           529,397    $    529,397
    Common stock repurchases                              -              -          (180,406)       (180,406)   ============
                                                  ------------  ------------    ------------    ------------

BALANCE, June 30, 2001                                    -              -        (1,572,000)     21,175,507
                                                  ============  ============    ============    ============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 2001, AND DECEMBER 31,
                1999 AND 1998 AND FOR THE SIX-MONTH PERIODS ENDED
                             JUNE 30, 2000 AND 1999

                                                                                               YEAR ENDED
                                                                             ----------------------------------------------
                                                                                                       DECEMBER 31
                                                                             ----------------------------------------------
                                                                             JUNE 30, 2001        1999            1998
                                                                             -------------    -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $   529,397      $ 2,452,744      $ 5,879,160
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities-
           Depreciation                                                        1,951,304        1,750,261        1,247,111
           Amortization                                                           67,231           67,232           67,232
           Deferred income taxes                                                  49,846          672,064         (657,319)
           Change in net assets of discontinued operations                           -                -           (214,294)
           Gain/(Loss) on disposal of property, plant and equipment              (10,066)           4,197            2,913
           Gain on sales of LSAI common stock                                        -                -           (168,375)
           Changes in operating assets and liabilities-
              Accounts receivable--trade, net                                    702,355       (2,436,964)        (121,562)
              Inventories, net                                                 2,937,025       (1,069,714)      (3,656,994)
              Prepaid expenses                                                  (743,394)         395,399           97,470
              Other assets                                                       (34,215)         267,751         (628,752)
              Accounts payable--trade                                            409,793       (1,360,967)        (118,316)
              Accrued expenses                                                  (667,700)         (63,888)       1,140,503
              Amounts due to and from affiliates                              (3,552,199)      (1,860,454)       2,415,695
                                                                             -----------      -----------      -----------
                     Net cash provided by (used in) operating activities       1,639,377       (1,182,339)       5,284,472
                                                                             -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (928,206)      (2,972,837)      (2,005,123)
    Proceeds on sales of LSAI common stock                                           -                -            982,892
    Proceeds on sales of property, plant and equipment                            13,510              390            1,761
    Minority interest in subsidiary                                              185,437          (97,033)         594,062
                                                                             -----------      -----------      -----------
                     Net cash used in investing activities                      (729,259)      (3,069,480)        (426,408)
                                                                             -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on trade notes payable to bank                                 (744,877)      (1,994,472)      (2,126,299)
    Net (payments) borrowings on notes payable                                   (85,147)       5,657,396       (8,603,711)
    Net proceeds from stock option exercises                                         -             80,632          261,735
    Proceeds from issuance of stock                                                  -                -          6,750,000
    Payments for treasury stock repurchases                                     (180,406)             -                -
    Net payments to Indonesian minority interest shareholders                        -                -           (622,045)
                                                                             -----------      -----------      -----------
                     Net cash (used in) provided by financing activities      (1,010,430)       3,743,556       (4,340,320)
                                                                             -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (100,312)        (508,263)         517,744
CASH AND CASH EQUIVALENTS, beginning of period                                   224,054          679,725          161,981
                                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                     $   123,742      $   171,462      $   679,725
                                                                             ===========      ===========      ===========

                                                                                 SIX-MONTH PERIOD ENDED
                                                                                        JUNE 30
                                                                             ----------------------------
                                                                                 2000            1999
                                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 1,420,262      $ 1,324,270
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities-
           Depreciation                                                          973,685          813,839
           Amortization                                                           33,616           33,616
           Deferred income taxes                                                (207,356)         550,015
           Change in net assets of discontinued operations                           -                -
           Gain/(Loss) on disposal of property, plant and equipment                6,846              -
           Gain on sales of LSAI common stock                                        -                -
           Changes in operating assets and liabilities-
              Accounts receivable--trade, net                                  2,347,952         (591,249)
              Inventories, net                                                 2,806,158       (5,369,264)
              Prepaid expenses                                                   131,769         (184,786)
              Other assets                                                       127,896          195,348
              Accounts payable--trade                                            782,370          367,739
              Accrued expenses                                                   195,736       (1,281,639)
              Amounts due to and from affiliates                              (2,948,359)         278,903
                                                                             -----------      -----------
                     Net cash provided by (used in) operating activities       5,670,575       (3,863,208)
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (448,610)      (2,428,223)
    Proceeds on sales of LSAI common stock                                           -                -
    Proceeds on sales of property, plant and equipment                            26,565              -
    Minority interest in subsidiary                                              206,875         (128,268)
                                                                             -----------      -----------
                     Net cash used in investing activities                      (215,170)      (2,556,491)
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on trade notes payable to bank                                  (75,596)      (1,685,904)
    Net (payments) borrowings on notes payable                                (5,258,659)       7,394,144
    Net proceeds from stock option exercises                                         -             80,632
    Proceeds from issuance of stock                                                  -                -
    Payments for treasury stock repurchases                                      (68,558)             -
    Net payments to Indonesian minority interest shareholders                        -                -
                                                                             -----------      -----------
                     Net cash (used in) provided by financing activities      (5,402,813)       5,788,872
                                                                             -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              52,592         (630,827)
CASH AND CASH EQUIVALENTS, beginning of period                                   171,462          679,725
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                     $   224,054      $    48,898
                                                                             ===========      ===========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WRP CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000



1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      WRP Corporation and Subsidiaries (the "Company") is a leading marketer of medical, surgical and food service gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). WRP Corporation is also a manufacturer of high-quality disposable latex examination and food service gloves through our 70% owned Indonesian manufacturing facility. We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

      The Company, through its subsidiary in Indonesia, PT WRP Buana Multicorpa ("PT Buana") manufactures medical examination gloves.

      During the first half of 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.), a Malaysian corporation ("WRP Asia"). The new fiscal year commenced July 1, 2000.

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

      INVENTORIES

      Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Inventories consist of the following at June 30, 2001 and 2000:

                                    2001             2000
                               ------------      -------------
         Raw materials         $     46,516      $     79,232
         Work in process            359,380           351,825
         Finished goods           7,199,253        10,230,169
         Reserves                  (417,763)         (536,815)
                               ------------      ------------
                     Total     $  7,187,386      $ 10,124,411
                               ============      ============

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant, and equipment account when completed. The useful lives of property, plant and equipment at June 30, 2001 and 2000, are as follows:

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

      GOODWILL

      The excess of purchase price over the fair market value of the net assets of AHPC is recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 25 years.

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

      NET INCOME PER COMMON SHARE

      Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents). The weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, are as follows:


                                           YEAR ENDED                  SIX-MONTHS ENDED
                                --------------------------------    ---------------------
                                                 DECEMBER 31               JUNE 30
                                            --------------------     --------------------
                                 JUNE 30,
                                  2001         1999       1998        2000       1999
                                ---------   ---------   --------    ---------   ---------
Basic weighted-average number
    of common shares
    outstanding                 6,790,833   6,924,538   6,265,312   6,921,010   6,921,877

Dilutive effect of common
    share equivalents                 -        40,318      68,198       2,273      63,277
                                ---------   ---------   ---------   ---------   ---------
Diluted weighted-average
    number of common shares
    outstanding                 6,790,833   6,964,856   6,333,510   6,923,283   6,985,154
                                =========   =========   =========   =========   =========


      The Company had additional vested stock options and warrants outstanding of 370,272, 455,000, 492,324, 483,609 and 127,500 at June 30, 2001, and
      December 31, 1999 and 1998, and June 30, 2000 and 1999, respectively, which were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

      Gains and losses from foreign currency transactions are included in net income in the period in which they occur. For the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, the foreign exchange gain (loss) included in the determination of net income is $45,031, $3,563, $(30,292), $(6,223) and
      $9,021, respectively.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Reacquisition Contingencies of Purchased Enterprises." The Company will adopt this standard for all business combinations initiated after June 30, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

      Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company anticipates that future earnings will increase without amortization expense; however, the Company must assess its existing goodwill for impairment.

      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with the current year presentation.

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

      These transactions provided WRP Asia with a 55% ownership interest in the Company at March 31, 1998. At June 30, 2001 and 2000, WRP Asia had a 53.2% and 54.6%, respectively, ownership interest in the Company.

      At December 31, 1998, MBf International owned 1,682,275 shares of the Company's common stock which represented a 24.4% ownership interest in the Company. In January, 1999, MBf International sold its 1,682,275 shares to several U.S. institutional investors, thus eliminating its entire ownership interest in the Company.

      WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high quality powder-free latex exam gloves. During the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, total purchases of gloves from WRP Asia were $10,906,263, $18,409,600, $18,629,717,
      $6,621,531 and $8,813,942, respectively.

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

      On February 29, 2000, the Company approved a stock repurchase plan which may include the repurchase of up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2001, 190,000 shares of public common stock have been repurchased by the Company as part of this plan.

4.    CORPORATE DEVELOPMENT

      DISTRIBUTION AGREEMENT

      Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement. In connection with the loss of the Novation contract as discussed in Note 8, on March 1, 2000, the Company renegotiated the PIE contract to allow the Company to satisfy its remaining purchase obligations through July 31, 2001. The purchase obligations were satisfied at prices similar to prevailing market rates. As of July 1, 2001, the Company was in compliance with the agreement.

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


5.    RELATED-PARTY TRANSACTIONS

      At June 30, 2001 and 2000, amounts due from/to affiliates consist of the following:

                                     2001               2000
                                 -----------         -----------
      Due from affiliate-
        Current-
          WRP Asia                $ 8,262,937        $ 3,870,315
                                  ===========        ===========
      Due to affiliate-
        Current-
          WRP Asia                $(2,453,608)       $(1,613,185)
                                  ===========        ===========


      The outstanding accounts receivable from WRP Asia results primarily from sales of product to WRP Asia, cash advances to WRP Asia, charges for obtaining FDA approval of the gloves imported from WRP Asia and others items. As of June 2001, approximately $5,287,413 is due to PT Buana and $2,975,524, is due to WRP USA and AHPC. WRP USA and AHPC have accounts payable to WRP Asia of $2,453,608 at June 30, 2001, primarily resulting from the purchase of inventories from WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2001, 2000 and 1999. Management believes transactions between operating segments are made at prevailing rates. See Note 12 for additional related party transactions.

      WRP Asia has undertaken a restructuring plan during 2001, the objective of which is to improve cash flows and profitabilty and to assure longer term financial viability. This plan includes a restructuring of the company's debt facility and additional investment from outside sources. Management of WRP Asia believes this plan will generate adequate cash flow to meet the WRP Asia's needs through at least December 31, 2002.

      Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. These factors could significantly disrupt both the source of the Company's supply of glove products as well as product supplied to companies located in that area of the world.

      Additionally, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partner. The enactment by principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries.

      The impact of this potential instability could affect WRP Asia's ability to achieve the restructuring plans discussed above, their ability to continue to purchase the quantities projected in their restructuring plan from PT Buana and their ability to pay the amounts due to PT Buana and AHPC. Management believes that all amounts outstanding from WRP Asia at June 30, 2001 are fully realizable at this time.

      In January, 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $112,290, $66,160, $36,000, $42,216 and $36,000 in the years ended June 30, 2001, and December 31, 1999 and 1998, and the six-month periods ended June 30, 2000 and 1999, respectively, for its services.


6.    TRADE NOTES PAYABLE TO BANK

      Trade notes payable to bank consist of amounts financed through letter of credit arrangements which totaled $507,937 and $1,252,814 at June 30, 2001 and 2000, respectively. These bank obligations are secured by the inventory and accounts receivable of AHPC.

      As of June 30, 2001 and 2000, the Company was contingently liable for outstanding letters of credit liabilities totaling $316,840 and $1,053,324, respectively.

7.    NOTES PAYABLE

      Notes payable and long-term debt as of June 30, 2001 and 2000, consist of the following:


                                                              2001               2000
                                                              ----               ----
      Borrowings under a bank revolving
        line-of-credit agreement with
        available borrowings up to $15,000,000
        at June 30, 2001 and 2000, bearing
        interest at the commercial paper rate
        plus 2.75% (6.69% and 9.33% at June
        30, 2001 and 2000, respectively),
        secured by inventories and accounts
        receivable                                        $ 3,377,358         $2,737,138

     Subordinated debentures convertible
        into warrants to purchase shares of
        common stock at $25.00 per share,
        interest payable quarterly at prime
        plus 1.5% (8.25% and 11.0% at
        June 30, 2001 and 2000, respectively),
        due November, 2001                                    550,000          1,350,000


     Insurance premium financing loans,
        bearing interest at 6.95% at June 30, 2001
        and 2000, payable in monthly installments
        through August, 2001                                  129,360             67,414

     Other                                                     12,687                -
                                                            ---------        -----------
                                                            4,069,405          4,154,552


     Less - Current portion                                (4,056,718)        (3,404,552)
                                                          -----------        -----------
                     Long-term debt                       $    12,687        $   750,000
                                                          ===========        ===========

      The bank revolving line-of-credit agreement noted above contains covenants which require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As of June 30, 2001, the Company was not in compliance with certain of its covenants. The Company has obtained waivers of these covenant violations from the financial institution. On September 28, 2001, the Company received a letter of commitment from the financial institution to extend the credit agreement and modify the covenants contained therein.

      On December 1, 1998, AHPC entered into a new $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with a $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 2.75% (6.69% at June 30, 2001). The new bank facility was used to repay all obligations under the previous bank facility. At September 28, 2001, the Company received a letter of commitment to renew and extend this credit facility for an additional three (3) years with terms and calculations similar to the existing facility.

      The principal portion of long-term debt becomes due as follows:

                Fiscal year ending June 30,
                 2002                            $12,687
                                                 -------
                                                 $12,687
                                                 =======

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2001, the Company was involved in a total of 66 lawsuits, either as a named defendant, third-party defendant, or an indemnitor. During the year ended June 30, 2001, the Company was named in 33 lawsuits and was dismissed from 28 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for, and if not provided for, are without merit, or involve such amounts that would not materially adversely affect the Company's results of operations or financial condition.

      SIGNIFICANT CUSTOMERS

      The following summary presents the total percentage of sales the Company made to Owens and Minor Inc., composed of numerous operating branch locations throughout the U.S., and Sysco and the total percentage of Accounts Receivable ("A/R") these two customers accounted for:

                                           DECEMBER 31       JUNE 30
                                 JUNE 30,  ------------    ------------
                                   2001    1999    1998    2000    1999
                                 --------  ----    ----    ----    ----
Owens and Minor sales as a
    percentage of net sales        17.9%   37.9%   36.3%   30.0%   35.5%
Sysco sales as a percentage of
    net sales                      44.7%   30.6%   35.0%   44.8%   32.8%
Sysco and Owens and Minor A/R
    as percentage of total A/R     66.4%   63.4%   62.0%   65.1%   61.0%

      These two distribution companies distribute the Company's products to numerous medical and food service facilities throughout the U.S. The ultimate end users of the Company's product are those various medical facilities, food service organizations and professionals who purchase the product from these distributors.

      On May 11, 2001, Sysco, the company's largest customer advised the Company that they would be performing supplier reviews for all of the disposable products purchased by their Food Service Group. Although a majority of our sales to Sysco are used by food service customers, these products are purchased by the Medical Group at Sysco. While Medical Group suppliers are not being specifically reviewed at this time, we have been asked to participate. This review is being performed in order to ascertain suppliers' future commitments to partnering with Sysco. This review by Sysco's food service group could have an impact on the product being sold to and through the Sysco organization as a whole. As of September 28, 2001, this review is ongoing.

      During January, 2000, Novation, a large customer of the Company, did not renew its GPO contract with the Company; this contract expired in April, 2000. The Novation GPO product sales totaled nearly one half of the total Company sales in 1999 and 28% of sales during the six-month period ended June 30, 2000. The Company is focusing on converting the end-users of the Novation GPO products to the Company's own branded product labels.

      OPERATING LEASES

      The Company conducts all of its operations in leased facilities. Total rent expense, net of rental income, included in the accompanying statements of income for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, was $605,578, $440,441, $291,685, $289,886 and $169,980, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

             Fiscal year ending June 30-
                    2002                      $  596,842
                    2003                         590,462
                    2004                         594,907
                    2005                         630,860
                    2006                         641,281
                    2007                         641,281
                                              ----------
                                              $3,695,633
                                              ==========

9.    SHAREHOLDERS' EQUITY

      In November, 1999, warrants to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20, expired.

      In March 1999, warrants to purchase 125,000 shares of the Company's common at an exercise price of $15.00, expired.

      At June 30, 2000, the Company had outstanding debt which is convertible at any time at the noteholder's option (see Note 7) into warrants to purchase 54,000 shares of common stock at $25.00 per share. These convertible debentures expire in November, 2001.

10.   STOCK OPTION PLAN

      On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable from 400,000 to 1,400,000. Effective on February 29, 2000, the Board of Directors approved the repricing of all current director and employee options to $2.07, the closing market price on that date. This change will require variable plan accounting for future appreciation in stock prices. A summary of options outstanding under the Plan is as follows:


                                                      OUTSTANDING           EXERCISE
                                                        OPTIONS              PRICE            EXPIRATION
                                                      -----------         ------------        ----------
    Balance, December 31, 1997                           245,782           2.63-14.40
        Grants                                           369,000          5.1875-6.3125           2008
        Rescissions/expirations                          (16,500)           2.75-3.66          2005-2008
        Exercises                                        (93,858)           2.75-3.66             2006
                                                      ----------          -------------       ----------

    Balance, December 31, 1998                           504,424           2.63-14.40
        Grants                                            54,000           4.75-7.1875            2009
        Rescissions/expirations                          (56,657)          2.75-14.40          1999-2009
        Exercises                                        (18,167)          2.75-6.3125         2005-2009
                                                      -----------         -------------       ----------

    Balance, December 31, 1999                           483,600           2.63-7.1875
        Repricing of options                             483,600              2.07             2003-2009
        Rescission of repriced options                  (483,600)          2.63-7.1875         2003-2009
        Grants                                            30,000              1.44                2010
        Rescissions/expirations                          (23,000)             2.07             2008-2009
                                                      ----------          -------------       ----------

    Balance, June 30, 2000                               490,600            1.44-2.07
        Grants                                             3,500            1.50-1.53             2011
        Rescissions/expirations                         (125,500)             2.07
                                                      ----------          -------------       ----------

    Balance, June 30, 2001                               368,600            1.44-2.07
                                                      ==========          =============


      The exercise price of the stock options granted in 2000, 1999, 1998 and 1997 was established at the market price on the date of the grants. Of the 368,600 options outstanding at June 30, 2001, 351,604 are currently exercisable, 13,996 become exercisable in 2002, 2,000 become exercisable in 2003 and 1,000 become exercisable in 2004. The Company has reserved common stock for issuance upon conversion of these options.

      The Company accounts for employee stock options under APB Opinion No. 25 and FASB Interpretation No. 44, as permitted under accounting principles generally accepted in the United States. No compensation cost has been recognized in the accompanying financial statements related to these options. Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net income and net income per share (diluted) for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, have been $313,052, $1,780,936, $4,560,341, $1,190,558 and $1,098,470 and
      $0.05, $0.26, $0.72, $0.17 and $0.16, respectively.

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

      The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:


                                                  YEAR ENDED
                                   -----------------------------------------         SIX-MONTH PERIOD
                                                            DECEMBER 31               ENDED JUNE 30
                                                     -----------------------      ----------------------
      ASSUMPTION                   JUNE 30,2001         1999          1998          2000          1999
      ----------                   ------------     -----------   ----------      --------     ---------
Risk-free interest rates               6.10%            5.43%         5.26%         6.26%         4.75%
Dividend yield                          --               --            --            --            --
Expected volatility                   71.63%           84.74%        96.00%        70.34%        85.00%
Expected life                       4 years          4 years       4 years       4 years       4 years
                                    =======          =======       =======       =======       =======



Options outstanding at June 30, 2001, are as follows:

                                                             WEIGHTED                            WEIGHTED
     RANGE OF              NUMBER                            AVERAGE            NUMBER           AVERAGE
     EXERCISE          OUTSTANDING AT       REMAINING        EXERCISE       EXERCISABLE AT       EXERCISE
      PRICES           JUNE 30, 2001           LIFE           PRICE         JUNE 30, 2001         PRICE
    -----------        ---------------      ----------      ----------     ----------------     ----------

     $2.07               335,100             3-9 years        $2.07           321,604             $2.07
      1.53                 3,000              10 years         1.53              --                 --
      1.50                   500              10 years         1.50              --                 --
      1.44                30,000               9 years         1.44            30,000              1.44
    -----------          -------            ----------        -----           -------             -----
    $1.44-$2.07          368,600            3-10 years        $2.01           351,604             $2.02
    ===========          =======            ==========        =====           =======             =====

11.   INCOME TAXES

      The components of the Company's income tax provision (benefit) from continuing operations consisted of:


                                                     DECEMBER 31                    JUNE 30
                                             --------------------------   --------------------------
                               JUNE 30, 2001     1999         1998            2000            1999
                              -------------- --------------------------   --------------------------
Current-
    Federal                   $  (321,324)   $   285,482   $ 1,446,909    $   148,986    $   282,174
    State                            --          153,295       162,556         81,140        116,326
    Foreign                          --          237,280           --          84,000        209,909
                              -----------    -----------   -----------    -----------    -----------
           Total current         (321,324)       676,057     1,609,465        314,126        608,409
                              -----------    -----------   -----------    -----------    -----------

Deferred-
    Federal                       (31,104)       408,690      (640,720)       (29,378)       245,718
    State                          (7,202)        67,324       (90,696)       (15,999)        34,782
    Foreign                        88,152        196,050        74,097       (161,979)       270,142
                              -----------    -----------   -----------    -----------    -----------
           Total deferred          49,846        672,064      (657,319)      (207,356)       550,642
                              -----------    -----------   -----------    -----------    -----------
           Total income tax
              provision
              (benefit)       $  (271,478)   $ 1,348,121   $   952,146    $   106,770    $ 1,159,051
                              ===========    ===========   ===========    ===========    ===========

      A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate is as follows:


                                                              DECEMBER 31                      JUNE 30
                                                        -------------------------     --------------------------
                                         JUNE 30,2001      1999           1998           2000          1999
                                         ------------   -----------    ----------     -----------    -----------
Tax provision at statutory rate of 34%   $  (140,689)   $ 1,197,423    $ 2,322,644    $   560,968    $   800,718

State income taxes, net of federal
    income tax provision                     (21,281)       169,048        257,811         79,196        111,099
Foreign tax rate difference                 (177,848)       565,035       (422,385)      (342,461)       464,880
Increase (decrease) in deferred tax
    asset valuation allowance                   --         (198,710)      (412,646)          --             --
Utilization of loss carryforwards               --         (454,897)      (836,538)      (220,097)      (220,097)
Goodwill amortization and other               68,340         70,222         43,260         29,164          2,451
                                         -----------    -----------    -----------    -----------    -----------
              Total income tax
                 provision (benefit)     $  (271,478)   $ 1,348,121    $   952,146    $   106,770    $ 1,159,051
                                         ===========    ===========    ===========    ===========    ===========

      The Company's subsidiary in Indonesia has generated tax losses in current and prior years. As a result, the Company does not have any current foreign taxes payable as of June 30, 2001.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            2001        2000
                                                         ---------    ---------
Deferred income tax asset:
    Accruals not deductible until paid                   $ 200,978    $ 377,954
    Net operating loss carryforwards-
       U.S.                                                666,619      451,442
       PT Buana                                            144,060      252,464
    Inventory                                              216,767      255,529
    Allowance for doubtful accounts                         58,200       67,900
    Valuation allowance                                   (451,442)    (451,442)
                                                         ---------    ---------
                     Total net deferred tax assets       $ 835,182    $ 953,847
                                                         =========    =========

Deferred income tax asset:
    Difference between book and tax basis of property,
       plant and equipment                               $(352,037)   $(400,604)
    Other noncurrent liabilities--PT Buana                (187,546)    (207,798)
                                                         ---------    ---------
                     Total deferred tax liabilities      $(539,583)   $(608,402)
                                                         =========    =========

      The Company has net operating loss carryforwards at June 30, 2001, of approximately $1.3 million which are available to reduce federal taxable income in future periods and will begin expiring in 2004. In accordance with federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating loss at June 30, 2001 is limited.

      The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


12.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest on debt outstanding for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, was $619,479, $690,496, $1,286,619, $321,945 and
      $228,560, respectively.

      Cash paid for income taxes during the years ended June 30, 2001, and December 31, 1999 and 1998, and the six-month periods ended June 30, 2000 and 1999, was $65,000, $780,000, $1,270,000, $30,000 and $740,000,
      respectively.

      The following represents significant related-party operating transactions during the years ended June 30, 2001, and December 31, 1999 and 1998, and the six-month periods ended June 30, 2000 and 1999, and the which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities.


                                                               YEAR ENDED                   SIX-MONTHS ENDED
                                      --------------------------------------------      ---------------------------
                                                                DECEMBER 31                         JUNE
                                                      ----------------------------      ---------------------------
                                      JUNE 30,2001        1999             1998            2000            1999
                                      ------------    ------------    ------------      -----------     -----------
Operating cash transactions-
    Purchases from affiliate          $10,906,262      $18,409,600     $18,629,717      $ 6,621,531      $8,813,942
    Sales to affiliate                 (9,714,384)      (9,512,942)     (6,421,590)      (5,188,011)     (4,155,636)
    Cash payments                     (11,452,521)     (19,491,663)    (16,501,784)      (7,433,706)     (7,626,099)
    Cash receipts                       6,708,444        8,734,551       6,709,352        3,051,827       3,246,696
                                      -----------     ------------    ------------      -----------     -----------
           Amounts due (from) to
              affiliate               $(3,552,199)    $ (1,860,454)   $  2,415,695      $(2,948,359)    $   278,903
                                      ===========     ============    ============      ===========     ===========


13.   VALUATION AND QUALIFYING ACCOUNTS

      The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 2001, 2000, 1999 and 1998:


                                               BALANCE AT       ACCOUNTS                      BALANCE
               ALLOWANCE FOR                    BEGINNING       WRITTEN        ADDITIONS      AT END
             DOUBTFUL ACCOUNTS                  OF PERIOD         OFF          TO ACCOUNT    OF PERIOD
             -----------------                 ----------       --------       ----------    ---------
Allowance for doubtful accounts activity
    for the year ended December 31, 1998
                                                $195,000        $(12,199)      $  57,199     $240,000
Allowance for doubtful accounts activity
    for the year ended December 31, 1999
                                                 240,000            --            30,000      270,000
Allowance for doubtful accounts activity
    for the six-month period ended
    June 30, 2000                                270,000            --           (95,000)     175,000
Allowance for doubtful accounts activity
    for the year ended June 30, 2001
                                                 175,000        $ (5,262)      $ (19,738)     150,000
                                                ========        ========       =========     ========


                                               BALANCE AT                                     BALANCE
           RESERVE FOR EXCESS AND               BEGINNING       INVENTORY      ADDITIONS      AT END
            OBSOLETE INVENTORY                  OF PERIOD      WRITE-OFFS      TO ACCOUNT    OF PERIOD
           ----------------------              ----------      ----------      ----------    ---------
Reserve for excess and obsolete inventory
    activity for the year ended
    December 31, 1998                             $350,000       $ (66,870)       $486,870    $770,000
Reserve for excess and obsolete inventory
    activity for the year ended
    December 31, 1999                              770,000        (180,261)        155,000     744,739
Reserve for excess and obsolete inventory
    activity for the six-month period ended
    June 30, 2000                                  744,739        (422,924)        215,000     536,815
Reserve for excess and obsolete inventory
    activity for the year ended June 30,
    2001                                           536,815         (15,458)       (103,594)    417,763
                                                  ========       =========        ========    ========

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

      The following tables provide financial data for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, for these segments:


     JUNE 30, 2001                 MANUFACTURING  DISTRIBUTION    ELIMINATIONS    CONSOLIDATED
     -------------                 -------------  ------------    ------------    ------------
Revenues from external customers   $  9,994,989   $ 41,893,863    $       --      $ 51,888,852
Revenues from other operating
    segments                          3,254,850           --        (3,254,850)           --
Pretax income                           706,275       (262,919)           --           443,356
Depreciation and amortization
    expense                           1,623,736        394,799            --         2,018,535
Interest income                           2,266        906,005        (854,915)         53,356
Interest expense                      1,040,389        534,480        (854,915)        719,954
Total assets                         18,280,618     17,791,870            --        36,072,488
Capital expenditures                    487,326        440,880            --           928,206
Long-lived assets                    10,575,816      2,796,664            --        13,372,480
                                   ============   ============    ============    ============


     JUNE 30, 2000                 MANUFACTURING  DISTRIBUTION    ELIMINATIONS    CONSOLIDATED
     -------------                 -------------  ------------    ------------    ------------
Revenues from external customers  $ 5,499,811    $26,237,671      $      --        $31,737,482
Revenues from other operating
    segments                        1,766,036           --         (1,766,036)            --
Pretax income                         527,608      1,122,299             --          1,649,907
Depreciation and amortization
    expense                           791,388        215,913             --          1,007,301
Interest income                           821        421,200          421,200              821
Interest expense                      539,729        213,900         (421,200)         332,429
Total assets                       16,183,414     19,670,973             --         35,854,387
Capital expenditures                  386,853         61,757             --            448,610
Long-lived assets                  11,647,386      2,876,976             --         14,524,362
                                  ===========     ==========      ===========     ============

     JUNE 30, 1999                 MANUFACTURING  DISTRIBUTION    ELIMINATIONS    CONSOLIDATED
     -------------                 -------------  ------------    ------------    ------------
Revenues from external customers   $ 4,373,701   $26,572,775      $   --          $30,946,476
Revenues from other operating
    segments                           809,537          --        (809,537)              --
Pretax income                           36,493     2,318,561          --            2,355,054
Depreciation and amortization
    expense                            678,839       168,616          --              847,455
Interest income                          4,345       490,943      (490,777)             4,511
Interest expense                       581,260       284,209      (490,777)           374,692
Total assets                        16,025,896    26,605,210          --           42,631,106
Capital expenditures                 1,830,824       597,399          --            2,428,223
Long-lived assets                   12,542,322     2,997,350          --           15,539,672
                                   ===========   ===========   ===========        ===========


    DECEMBER 31, 1999              MANUFACTURING   DISTRIBUTION   ELIMINATIONS    CONSOLIDATED
    -----------------              -------------   ------------   ------------    ------------
Revenues from external customers   $  8,610,232    $ 56,669,872   $       --      $ 65,280,104
Revenues from other operating
    segments                          1,726,945            --       (1,726,945)           --
Pretax income (loss)                    (88,115)      3,609,947           --         3,521,832
Depreciation and amortization
    expense                           1,465,593         351,900           --         1,817,493
Interest income                           5,949         912,553       (912,004)          6,498
Interest expense                      1,128,629         585,534       (912,004)        802,159
Total assets                         15,420,491      24,773,680           --        40,194,171
Capital expenditures                  2,084,939         887,898           --         2,972,837
Long-lived assets                    12,060,563       3,040,598           --        15,101,161
                                   ============    ============   ============    ============


      DECEMBER 31, 1998            MANUFACTURING    DISTRIBUTION  ELIMINATIONS   CONSOLIDATED
      -----------------            --------------   ------------  ------------   ------------
Revenues from external customers   $ 6,894,637      $58,073,764   $      --      $64,968,401
Revenues from other operating
    segments                         6,120,366             --      (6,120,366)          --
Pretax income                        2,054,301        5,371,067          --        7,425,368
Depreciation and amortization
    expense                          1,162,918          151,425          --        1,314,343
Interest income                         13,680          565,536      (477,786)       101,430
Interest expense                     1,279,705          390,486      (477,786)     1,192,405
Total assets                        14,184,928       21,615,011          --       35,799,939
Capital expenditures                   952,910        1,052,213          --        2,005,123
Long-lived assets                   11,402,620        2,554,562          --       13,957,182
                                   ===========      ===========   ===========    ===========

15.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


                                         3/31/01      6/30/01
-------------------------------        ----------    ---------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net revenues                             $ 12,461    $ 12,854
Income from operations                       (100)        842
Net income                                    (64)        796
Net income per share:
    Basic                                $  (0.01)   $   0.12
    Diluted                                 (0.01)       0.12



                                        3/31/00     6/30/00   9/30/00   12/31/00
-------------------------------        ---------    -------   -------   --------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net revenues                             $17,234    $14,503   $13,865   $12,709
Income from operations                     1,146        898       683      (511)
Net income                                   871        549       241      (444)
Net income per share:
    Basic                                $  0.13    $  0.08   $  0.04   $ (0.07)
    Diluted                                 0.13       0.08      0.04   $ (0.07)


                                        3/31/99     6/30/99   9/30/99   12/31/99
-------------------------------        ---------    -------   -------   --------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net revenues                            $17,082     $13,865   $17,068   $ 17,265
Income from operations                    1,740         873       943        784
Net income                                1,214         111       851        277
Net income per share:
    Basic                               $  0.18     $  0.02   $  0.12   $   0.03
    Diluted                                0.17        0.02      0.12       0.04


                                        3/31/98     6/30/98   9/30/98   12/31/98
-------------------------------        ---------    -------   -------   --------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net revenues                            $15,213     $15,685   $16,259   $17,811
Income from operations                    1,526       2,204     2,347     2,079
Net income                                1,101       1,339     1,420     2,019
Net income per share:
    Basic                               $  0.25     $  0.20   $  0.21   $  0.28
    Diluted                                0.25        0.19      0.20      0.29