Form 10-Q
period 2001-09-30
WRP CORP
filed 2001-11-16
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 8, 2001, was 5,803,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.

         Consolidated Balance Sheets
         September 30, 2001 (unaudited) and June 30, 2001 (audited).......pg. 1

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended September 30, 2001 and 2000...................pg. 3

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended September 30, 2001 and 2000...................pg. 4

         Notes to Interim Consolidated Financial Statements (unaudited)...pg. 5

Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................pg. 11


Item 3.

         Quantitative and Qualitative Disclosures About Market............pg. 16


                           PART II - OTHER INFORMATION


Items 1-5.................................................................pg. 16

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     September 30, 2001   June 30, 2001
                                                                     ------------------   -------------
                                                                        (Unaudited)         (Audited)
CURRENT ASSETS:
         Cash and cash equivalents                                      $    172,417      $    123,741
         Accounts receivable - trade, net of allowance for doubtful
            accounts of $150,000 in 2002 and $150,000 in 2001              5,486,959         4,919,062
         Inventories, net                                                  7,763,515         7,187,386
         Prepaid expenses                                                  1,046,816         1,174,544
         Due from affiliate                                                9,497,495         8,262,937
         Deferred tax assets                                                 655,522           620,005
         Other receivables                                                   314,523           197,156
                                                                        ------------      ------------
                 Total current assets                                     24,937,247        22,484,831
                                                                        ------------      ------------


PROPERTY, PLANT AND EQUIPMENT:
         Land rights and land improvements                                   736,535           736,535
         Construction in progress                                                  0           174,096
         Equipment, furniture and fixtures                                16,381,292        15,996,454
         Building improvements                                             2,261,326         2,260,637
         Vehicles                                                            105,836           148,822
                                                                        ------------      ------------
                 Total property, plant and equipment                      19,484,989        19,316,544
         Less - Accumulated depreciation and amortization                 (7,697,239)       (7,206,846)
                                                                        ------------      ------------
                 Property, plant and equipment, net                       11,787,750        12,109,698
                                                                        ------------      ------------

OTHER ASSETS:
         Goodwill, net of accumulated amortization of $657,482
            in 2002 and $640,674 in 2001                                   1,092,518         1,109,326
         Other assets                                                        152,745           153,456
                                                                        ------------      ------------
                 Total other assets                                        1,245,263         1,262,782
                                                                        ------------      ------------

                                                                        $ 37,970,260      $ 35,857,311
                                                                        ============      ============



The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  September 30, 2001   June 30, 2001
                                                                  ------------------   -------------
                                                                      (Unaudited)        (Audited)
CURRENT LIABILITIES:
         Accounts payable - trade                                    $  3,227,681      $  2,335,421
         Trade notes payable to bank                                      617,907           507,937
         Notes payable and current portion of
            long-term obligations                                       2,993,046         4,056,718
         Due to affiliate                                               4,141,470         2,453,608
         Accrued expenses                                               3,317,143         2,756,458
                                                                     ------------      ------------
                 Total current liabilities                             14,297,247        12,110,142
                                                                     ------------      ------------

LONG-TERM DEBT                                                             21,010            12,687
                                                                     ------------      ------------

DEFERRED TAX LIABILITY                                                    587,313           539,583
                                                                     ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                         1,946,002         2,019,392
                                                                     ------------      ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares
            authorized; 1,252,538 shares issued and outstanding
            in 2002 and 2001                                               12,525            12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized;  5,803,692 shares issued and
            outstanding in 2002 and 2001                                   58,037            58,037
         Additional paid-in capital                                    17,942,471        17,942,471
         Retained earnings                                              4,713,839         4,734,474
         Less - Common stock in treasury, at cost, 367,800
            and 177,500 shares in 2002 and 2001, respectively          (1,608,184)       (1,572,000)
                                                                     ------------      ------------
                 Total shareholders' equity                            21,118,688        21,175,507
                                                                     ------------      ------------

                                                                     $ 37,970,260      $ 35,857,311
                                                                     ============      ============




The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           For the Three Months
                                                                            Ended September 30,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
NET SALES                                                             $ 12,324,518      $ 13,864,530

COST OF GOODS SOLD                                                       8,695,619         9,765,704
                                                                      ------------      ------------
GROSS PROFIT                                                             3,628,899         4,098,826

OPERATING EXPENSES:

       Selling, general and administrative                               3,366,024         3,415,871
                                                                      ------------      ------------

INCOME FROM OPERATIONS                                                     262,875           682,955

INTEREST EXPENSE                                                            77,849           183,086

OTHER INCOME                                                                24,658            34,621
                                                                      ------------      ------------
       Income from continuing operations before provision for
          (benefit from) income taxes and minority interest                209,684           534,490

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                  303,709           207,747
                                                                      ------------      ------------

       Income from continuing operations before minority interest          (94,025)          326,743

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                            73,390           (85,399)
                                                                      ------------      ------------

                 NET INCOME                                           $    (20,635)     $    241,344
                                                                      ============      ============



EARNINGS PER SHARE                                                    $      (0.01)     $       0.04
                                                                      ============      ============


DILUTED NET INCOME PER SHARE                                          $      (0.01)     $       0.04
                                                                      ============      ============

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                                                            Three Months     Three Months
                                                                                Ended            Ended
                                                                            Sept 30, 2001    Sept 30, 2000
                                                                            -------------    -------------
                                                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                         $   (20,635)     $   241,344
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation                                                     490,723          471,071
                Amortization                                                      16,808           16,808
                Deferred income taxes                                             12,213          206,510
                Change in net assets of condom discontinued operations               -                -
                Loss from disposal of discontinued operations                        -                -
                Loss on disposal of property, plant and equipment                   (397)             -
                Gain on sales of LSAI common stock                                   -                -
                Changes in operating assets and liabilities-
                   Accounts receivable - trade, net                             (567,897)        (566,727)
                   Inventories, net                                             (576,129)      (2,306,279)
                   Prepaid expenses                                              127,728          125,002
                   Other assets                                                 (116,656)         (18,507)
                   Accounts payable - trade                                      892,260         (616,078)
                   Accrued expenses                                              560,686          408,235
                   Amounts due to and from affiliates                            453,304         (661,461)
                                                                             -----------      -----------
                Net cash provided by (used in) operating activities            1,272,008       (2,700,082)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                  (168,380)        (269,911)
          Proceeds on sales of LSAI common  stock                                    -                -
          Proceeds on sales of property, plant and equipment                         -                -
          Minority interest in subsidiary                                        (73,390)          85,399
                                                                             -----------      -----------
                Net cash used in investing activities                           (241,770)        (184,512)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net payments on trade notes payable to banks                           109,970          422,319
          Net (payments) borrowings on notes payable                          (1,055,349)       2,440,471
          Net proceeds from stock option exercises                                   -                -
          Proceeds from issuance of stock                                            -                -
          Payments for treasury stock repurchases                                (36,184)         (60,082)
          Net (payments to) advances from minority interest shareholders             -                -
                                                                             -----------      -----------
                Net cash (used in) provided by financing activities             (981,563)       2,802,708
                                                                             -----------      -----------

IMPACT OF EXCHANGE RATES ON CASH                                                     -                -
                                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              48,675          (81,886)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   123,742          224,054
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   172,417      $   142,168
                                                                             ===========      ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

1.   DESCRIPTION OF BUSINESS:

     WRP Corporation (together with its subsidiaries, the "Company") is a leading marketer of high quality, disposable medical examination, foodservice and surgical gloves in the United States through its wholly-owned U.S. subsidiary, American Health Products Corporation ("AHPC"). WRP Corporation is also a manufacturer of disposable latex examination and foodservice gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its disposable gloves primarily to the medical, foodservice, dental and retail markets.

2.   BASIS OF PRESENTATION:

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended September 30, 2001, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2002.

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

     At September 30, 2001, WRP Asia had a 53.2% ownership interest in the Company. WRP Asia is one of the world's leading manufacturers of high quality, disposable latex examination gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.   COMMON STOCK:

     At September 30, 2001, the Company had outstanding 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

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

     In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the three months ended September 30, 2001, the Company purchased 35,000 shares of its Common Stock under this program.

6.   FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the quarter ended September 30, 2001 and 2000, the foreign exchange losses included in the determination of net income were $(37,493) and $(10,924), respectively.

7.   RELATED-PARTY TRANSACTIONS:

     At September 30, 2001 and 2000, amounts due from/to affiliates consist of the following:

                                            2001             2000
               Due from Affiliate-
               Current - WRP Asia       $ 9,497,495      $ 6,409,081
                                        =============================

               Due to Affiliate-
               Current - WRP Asia       $(4,141,470)     $(3,490,490)
                                        =============================

     The outstanding accounts receivable from WRP-Asia results primarily from sales of product to WRP Asia, cash advances to WRP Asia, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. As of September 2001, approximately $6,465,407 is due to PT Buana and $3,032,088 is due AHPC. AHPC have accounts payable to WRP Asia of $4,141,470 at September 30, 2001, primarily resulting from the purchase of inventories from WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2001, 2000 and 1999. Management believes transactions between operating segments are made at prevailing rates.

     WRP Asia has undertaken a restructuring plan during 2001, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This plan includes a restructuring of the Company's debt facility and additional investment from outside sources. Management of WRP Asia believes this plan will generate adequate cash flow to meet the WRP Asia's needs through at least December 31, 2002. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. These factors could significantly disrupt both the source of the Company's supply of glove products, as well as product supplied to companies located in that area of the world.

     Additionally, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are, accordingly, affected by protective trade barriers and the economic conditions of their trading partner. The enactment by principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.   NET INCOME (LOSS) PER SHARE:

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2001 and 2000 are as follows:

                                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                     ------------------   ------------------
               Basic weighted-average number of
               common shares outstanding                 6,744,155             6,870,708

               Dilutive effect of common share
               Equivalents                                       -                     -

                                                         ---------             ---------
               Diluted weighted-average number
               of common shares outstanding              6,744,155             6,870,708
                                                         =========             =========


     At September 30, 2001, there were 7,056,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

     The Company's U.S. operations had generated net operating loss carryforwards ("NOL's") in prior years of which approximately $2.1 million is remaining at June 30, 2001. These NOL's are fully reserved and included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past. The Company's U.S. operations have generated NOL's subsequent to June 30, 2001, which have not been reserved and the Company has recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2001, which are available to be carried back against previous years' taxable income.

     For the three months ended September 30, 2001 and 2000, the Company recorded an expense from income taxes of $303,709 and $207,747, respectively.

10.  CONTINGENCIES:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending September 30, 2001, the Company became an active party in seven additional product liability lawsuits and was dismissed from or settled four lawsuits. At September 30, 2001, the Company was involved in a total of 69 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

     The Company possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against itself, AHPC and PT Buana, in addition to the indemnity of AHPC's customers to the limits of its policy. The Company believes that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect the Company. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which the Company may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect the Company's operations or financial condition. The Company will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, management determines that the Company's best interests will be served by settling the matter. In addition, there can be no assurances that Product Liability Insurance for these claims will continue to be available to the Company or, if available, that it will be available in sufficient amounts and at affordable terms.

11.  COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was equal to net income (loss) and there were no accumulated other comprehensive income items during those periods.

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

     The following tables provide financial data for the three months ended September 30, 2001 and 2000 for these segments:

              THREE MONTHS ENDED
              SEPTEMBER 30, 2001             MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                             -------------       ------------        ------------       ------------
     Revenues from external customers          $ 2,039,330        $10,285,188       $       -            $12,324,518
     Revenues from other operating
            segments                             1,835,910               -            (1,835,910)               -
     Pre-tax income (loss)                         (24,063)           173,747             60,000             209,684
     Total assets                               18,856,575         29,169,132        (10,055,447)         37,970,260

              THREE MONTHS ENDED
              SEPTEMBER 30, 2000             MANUFACTURING       DISTRIBUTION        ELIMINATIONS       CONSOLIDATED
                                             -------------       ------------        ------------       ------------
     Revenues from external customers          $ 3,163,730        $10,700,800       $       -            $13,864,530
     Revenues from other operating
            Segments                               842,630               -              (842,630)               -
     Pre-tax income (loss)                         480,411             42,079             12,000             534,490
     Total assets                               16,680,586         33,127,911         (9,126,935)         40,681,562

13.  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", FAS No. 141 addresses the accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company will adopt this standard for all business combinations initiated after June 30, 2001.

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

14.  INVENTORIES:

     Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Beginning in the first quarter, for the three months ended September 30, 2001, the Company started to capitalize the duty on its freight cost; this resulted in an increase to inventories of approximately $22,000.

15.  KEY CUSTOMERS:

     On May 11, 2001, the Company's largest customer advised the Company that they would be performing supplier reviews for all of the disposable products purchased by their Foodservice Group. Although a majority of our sales to SYSCO are used by foodservice customers, these products are purchased by the Medical Group at SYSCO. While Medical Group suppliers are not being specifically reviewed at this time, we have been asked to participate. This review is being performed in order to ascertain suppliers' future commitments to partnering with SYSCO. This review by SYSCO's foodservice group could have an impact on the product being sold to and through the SYSCO organization as a whole. As of November 8, 2001, this review was successfully completed, with the Company becoming an approved supplier to both the Medical Group and FoodService Group.

16.  CREDIT FACILITY:

     On December 1, 1998, AHPC entered into a $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 2.75% (6.69%) at June 30, 2001). The bank facility was used to repay all obligations under the previous bank facility. On September 28, 2001, we received a letter of commitment to renew and extend this credit facility for an additional term of three (3) years, with terms and conditions similar to the existing facility. This letter of commitment expires on December 1, 2001. We anticipate completing all documentation regarding this renewal and extension prior to the expiration of the letter of commitment.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash need and our plans and strategies, are all based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under

------------------
the heading "Risks Affecting Forward-Looking Statements and Stock Prices". We caution investors that our business is subject to significant risks and uncertainties.

     Our wholly-owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination, foodservice and surgical gloves in the United States and has been in the glove business since its incorporation in January 1989. For the three months ended September 30, 2001, we recorded net sales of $12.3 million. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam gloves. During the quarter ended September 30, 2001, PT Buana experienced a reduction in shipments due to two external factors: First being a strike at the Port of Belawan Deli, and the second being delays in supply of liquid natural gas by the Indonesian government. These two events caused the Company to experience shipment delays during the period. In order to minimize the impact on revenues, the Company located alternate sources of product and redirected existing inventory to customers impacted by these shipping delays. These efforts caused the Company to incur an additional cost of $165,078 for the period. In order to prevent events such as these from impacting the Company in the future, we have increased our safety stock of inventory and located several alternative sources of supply.

     During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the first quarter of our fiscal year ended June 30, 2002.

     During the quarter, our relationship and business with key customers continued to grow. Both AmeriNet and SYSCO experienced sales growth during the first quarter period over the comparable 2000 quarter. Glove sales to AmeriNet grew from $1,206,528 in 2000, to $1,927,676 in the comparable 2001 period, an increase of 59.8%. While glove case-sales to SYSCO increased 6.2 % for the quarter, net sales declined 4.8% from $6,597,339 to $6,282,380. This decline in revenue over the comparable periods reflects a price reduction granted to SYSCO in January 2001.

     THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

     Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $12,324,518 and $13,864,530 for the three months ended September 30, 2001 and 2000, respectively. This represents an 11.1% decline in net sales for the quarter compared to the year earlier period.

     The decrease in sales quarter over quarter by $1.5 million was due, in part, to the delays in shipment out of PT Buana and to price decreases provided to customers. Additionally,

AHPC's purchase from PT Buana increased 117.9% to $1.8 million. This increase in production allocation to AHPC effectively reduced PT Buana's capacity to sell to other customers. Actual cases of gloves sold increased from 307,144 in the 2000 period to 308,466 in the 2001 period.

     Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 10.9% from $9,765,704 for the three-month period ended September 30, 2000, to $8,695,619 for the three months ended September 30, 2001, due to the decline in sales. As a percentage of net sales, cost of goods sold increased from 70.4% for the three months ended September 30, 2000, to 70.6% for the three months ended September 30, 2001. The gross profit percentage declined modestly to 29.4% in the quarter ended September 30, 2001 versus 29.6% in the same period of 2000. The gross profit percentage decline is attributed to additional costs incurred due to the PT Buana shipping delays and sell price declines in our foodservice division. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

     Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 1.5% from $3,415,871 for the three months ended September 30, 2000, to $3,366,023 for the three months ended September 30, 2001. This decrease of $49,848 in SG&A expenses is attributable to: (i) a decrease in salaries and salary-related expense of $130,000 associated with the restructure in senior management; and
(ii) PT Buana increased import of raw material and export sales to AHPC, which resulted in an increase of $59,000 in SG&A expenses. We expect that our SG&A expenses may increase as a percentage of net sales in subsequent quarters as the business transitions to overcome the loss of the Novation contract, and as we seek to implement strategic business plans in new markets and new product initiatives.

     Income from operations decreased from $682,955 for the three months ended September 30, 2000, to $262,875 for the three months ended September 30, 2001. This reduction in operating margin reflects the reduction in sales and increased costs of goods sold during the first quarter of 2001. For the three months ended September 30, 2001 and 2000, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $396,519 and $837,763, respectively.

     Interest expense declined during the three months ended September 30, 2001, to $77,849 compared to $183,086 in the same quarter of 2000. This 57.5% decrease is attributable to debt reductions on our line of credit and debenture debt balances as well as lower interest rates during the quarter in 2001 versus the 2000 comparable quarter.

     We recorded a foreign currency exchange loss of $37,493 in the quarter ended September 30, 2001 versus a foreign exchange loss of $10,924 in the comparable period in 2000 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

     Other income consists of interest income and miscellaneous income. Other income for the quarter ended September 30, 2001 and 2000 was $24,658 and $34,621, respectively.

     The provision from income taxes for the three months ended September 30, 2001 and 2000 was $303,709 and $207,747, respectively. This change in income taxes is attributable to the strengthening of the Indonesian rupiah against the US dollar during the period to a three-year high. This strengthening required PT Buana to recognize a foreign currency gain on the value of the intercompany loan between AHPC and PT Buana. Indonesian tax law requires taxes on foreign currency gains to be expensed in the period incurred, not accrued. Our U.S. operations generated net operating loss carryforwards ("NOL's") in prior years of which approximately $2.1 million is remaining from June 30, 2001 which can be used to offset future U.S. generated taxable income through the year 2004.

     For the three months ended September 30, 2001, our net loss was $20,635, compared to net income of $241,344 in the same period of 2000. Diluted earnings
(loss) per share for the three months ended September 30, 2001 and 2000 was $(0.01) and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED SEPTEMBER 30, 2001:

     Cash and cash equivalents at September 30, 2001, were $172,417, an increase of $48,676 from $123,741 at June 30, 2001. We experienced an increase in cash flows during the nine months ended September 30, 2001, primarily from cash provided by financing activities, offset by cash used in operating and investing activities.

     Our operations provided cash of $1,272,007 during the three months ended September 30, 2001, primarily as a result of an increase in accounts payable and accrued expenses of $892,260 and $560,686, respectively, offset by an increase to accounts receivable-trade of $576,897. Prepaid expenses decreased from $1,174,544 to $1,046,816.

     Net trade accounts receivable at September 30, 2001, increased 11.5% to $5,486,959 from $4,919,062 at June 30, 2001. This increase of $567,897 is attributed to delays in processing outstanding rebates during the quarter ended March 31, 2001. Net inventories at September 30, 2001, were $7,763,515 and increased from the level at June 30, 2001, of $7,187,386 due to new surgical inventory purchases and initiation of the direct-ship Novation program.

     During the three months ended September 30, 2001, we used cash in investing activities of $241,770. We spent $168,380 for capital improvement expenditures during the three-month period primarily at PT Buana, our Indonesian manufacturing plant.

     During the three months ended September 30, 2001, cash was provided to us from financing activities in the amount of $981,563. We increased borrowings on our line of credit facility by $109,970 to finance working capital needs, offset by debenture debt repayments of $1,055,349.

     WRP Asia has undertaken a restructuring plan during 2001; the object of which is to improve cash flows and profitability and to assure longer-term financial viability. This plan includes a restructuring of the Company's debt facility and additional investment from outside sources. Management of WRP Asia believes this plan will generate adequate cash flow to meet WRP Asia's needs through at least December 31, 2002. WRP Asia anticipates this restructuring to be completed in November 2001.

     On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit sub-facility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (7.9% at September 30, 2001). At September 30, 2001, AHPC had outstanding $4,141,470 on the revolving line of credit and $645,997 of letter of credit liabilities under the credit facility. On September 28, 2001, we received a letter of commitment to renew and extend this credit facility for an additional term of three (3) years, with terms and conditions similar to the existing facility. This letter of commitment expires on December 1, 2001. We anticipate completing all documentation regarding this renewal and extension prior to the expiration of the letter of commitment.

     In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000. These debentures, originally totaling $2.0 million, are due in November 2001 and carry an interest rate at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. At September 30, 2001, the total outstanding debt associated with these debentures was $150,000. During the three months ended September 30, 2001, we repaid $400,000 of this debt.

     We currently expect to have cash needs during the next year and beyond for funding the growth of the existing glove business, new surgical glove business, launch and promotion of our SafePrep foodservice business and for other uses. These cash needs may arise in connection with various events such as for: (i) the expansion into new products; (ii) the expansion into new markets; (iii) funding the promotion of our branded products; (iv) repayment of debt obligations; (v) purchasing our Common Stock in connection with our stock repurchase program; and

(vi) manufacturing capital improvements. We believe that our cash and cash to be generated from future operations plus our credit facility will be sufficient to fund our ongoing operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

     Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2001.

     We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at September 30, 2001 approximated its fair value.

                                     PART II

ITEM 1-5.

     No changes

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WRP Corporation
                                               (Registrant)


Date: November 15, 2001                     By: /s/ Alan E. Zeffer
                                                ------------------
                                            Name:   Alan E. Zeffer
                                            Title:  Chief Financial Officer
                                            Vice President Finance/Operations