Form 10-Q
period 2001-12-31
WRP CORP
filed 2002-02-20
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of January 31, 2001, was 5,803,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.

         Consolidated Balance Sheets
         December 31, 2001 (unaudited) and June 30, 2001 (audited)..............  pgs.1-2

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended December 31, 2001 and 2000..........................    pg. 3

         Consolidated Statements of Operations (unaudited) for the
         Six Months Ended December 31, 2001 and 2000............................    pg. 4

         Consolidated Statements of Cash Flows for the Six Months Ended
         December 31, 2001 and December 31, 2000................................    pg. 5

         Notes to Interim Consolidated Financial Statements (unaudited).........    pg. 6

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................    pg.13

Item 3.

         Quantitative and Qualitative Disclosures About Market..................    pg.19


                           PART II - OTHER INFORMATION

Items 1-5..........................................................................pg. 20

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         December 31, 2001      June 30, 2001
                                                                         -----------------      -------------
                                                                            (Unaudited)           (Audited)
CURRENT ASSETS:
         Cash and cash equivalents                                       $    406,509            $    123,741
         Accounts receivable - trade, net of allowance for doubtful
           accounts of $150,000 in 2002 and $150,000 in 2001                5,197,810               4,919,062
         Inventories, net                                                   9,024,866               7,187,386
         Prepaid expenses                                                   1,207,607               1,174,544
         Due from affiliate                                                 3,082,547               8,262,937
         Deferred tax assets                                                  706,146                 620,005
         Other receivables                                                    210,576                 197,156
                                                                         ------------            ------------
                 Total current assets                                      19,836,061              22,484,831
                                                                         ------------            ------------

PROPERTY, PLANT AND EQUIPMENT:
         Land rights and land improvements                                    736,535                 736,535
         Construction in progress                                               8,593                 174,096
         Equipment, furniture and fixtures                                 16,424,484              15,996,454
         Building improvements                                              2,261,326               2,260,637
         Vehicles                                                             105,836                 148,822
                                                                         ------------            ------------
                 Total property, plant and equipment                       19,536,774              19,316,544
         Less - Accumulated depreciation and amortization                  (8,172,230)             (7,206,846)
                                                                         ------------            ------------
                 Property, plant and equipment, net                        11,364,544              12,109,698
                                                                         ------------            ------------

OTHER ASSETS:
         Goodwill, net of accumulated amortization of
           $674,290 in 2002 and $640,674 in 2001                            1,075,710               1,109,326
         Due from affiliate                                                 6,732,769                       0
         Other                                                                265,766                 153,456
         Assets
                                                                         ------------            ------------
                 Total other assets                                         8,074,245               1,262,782

                                                                         $ 39,274,850            $ 35,857,311
                                                                         ============            ============

       The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               December 31, 2001         June 30, 2001
                                                                               -----------------         -------------
                                                                                  (Unaudited)              (Audited)
CURRENT LIABILITIES:
         Accounts payable - trade                                                  $  3,644,706          $  2,335,421
         Trade notes payable to bank                                                  1,119,162               507,937
         Notes payable and current portion
           of long-term obligations                                                   3,844,349             4,056,718
         Due to affiliate                                                             3,735,639             2,453,608
         Accrued expenses                                                             3,433,812             2,756,458
                                                                                   ------------          ------------
                 Total current liabilities                                           15,777,668            12,110,142
                                                                                   ------------          ------------
LONG-TERM DEBT                                                                           15,122                12,687
                                                                                   ------------          ------------
DEFERRED TAX LIABILITY                                                                  576,752               539,583
                                                                                   ------------          ------------

MINORITY INTEREST IN SUBSIDIARY                                                       1,927,422             2,019,392
                                                                                   ------------          ------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares authorized;
            1,252,538 shares issued and outstanding in 2002 and 2001                     12,525                12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized; 5,803,692 shares issued and outstanding in 2002 and 2001         58,037                58,037
         Additional paid-in capital                                                  17,942,471            17,942,471
         Retained earnings                                                            4,583,229             4,734,474
         Less - Common stock in treasury, at cost, 412,600
            and 367,800 shares in 2002 and 2001, respectively                        (1,618,376)           (1,572,000)
                                                                                   ------------          ------------
                 Total shareholders' equity                                          20,977,886            21,175,507
                                                                                   ------------          ------------
                                                                                   $ 39,274,850          $ 35,857,311
                                                                                   ============          ============



       The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Three Months
                                                                                         Ended December 31,
                                                                                   ------------------------------
                                                                                      2001               2000
                                                                                   -----------       ------------
NET SALES                                                                          $12,017,630        $12,708,668
COST OF GOODS SOLD                                                                   8,751,767          9,346,718
                                                                                   -----------        -----------
GROSS PROFIT                                                                         3,265,863          3,361,950
OPERATING EXPENSES:
              Selling, general and administrative                                    3,270,646          3,872,661
                                                                                   -----------        -----------
INCOME FROM OPERATIONS                                                                  (4,783)          (510,711)
INTEREST EXPENSE                                                                        81,363            245,718
OTHER INCOME                                                                            11,901             80,045
                                                                                   -----------        -----------
              Loss from continuing operations before provision for (benefit
                from) income taxes, minority interest and extraordinary item           (74,245)          (676,384)

BENEFIT FROM INCOME TAXES                                                              (30,287)          (184,511)
                                                                                   -----------        -----------
              Loss from continuing operations before minority interest
               and extraordinary item                                                  (43,958)          (491,873)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                               18,580             47,651
                                                                                   -----------        -----------
              Loss from continuing operations before extraordinary item                (25,378)          (444,222)

EXTRAORDINARY LOSS, NET OF TAX                                                        (105,232)              --
                                                                                   -----------        -----------
                               NET LOSS                                            $  (130,610)       $  (444,222)
                                                                                   ===========        ===========
BASIC NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                         $     (0.01)             (0.07)
     EXTRAORDINARY ITEM                                                            $     (0.02)              --
                                                                                   ===========        ===========
DILUTED NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                         $     (0.01)             (0.07)
     EXTRAORDINARY ITEM                                                            $     (0.02)              --
                                                                                   ===========        ===========


                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                         For the Six Months
                                                                                          Ended December 31,
                                                                                  ---------------------------------
                                                                                      2001                2000
                                                                                  ---------------------------------
NET SALES                                                                         $ 24,342,148         $ 26,573,198
COST OF GOODS SOLD                                                                  17,447,386           19,112,422
                                                                                  ------------         ------------
GROSS PROFIT                                                                         6,894,762            7,460,776
OPERATING EXPENSES:
              Selling, general and administrative                                    6,636,670            7,288,532
                                                                                  ------------         ------------
INCOME FROM OPERATIONS                                                                 258,092              172,244
INTEREST EXPENSE                                                                       159,212              428,804
OTHER INCOME                                                                            36,559              114,666
                                                                                  ------------         ------------
              Income (Loss) from continuing operations before provision
              for (benefit from) income taxes, minority interest and
              extraordinary item                                                       135,439             (141,894)

PROVISION FOR INCOME TAXES                                                             273,422               23,236
                                                                                  ------------         ------------
              Loss from continuing operations before minority interest
               and extraordinary item                                                 (137,983)            (165,130)
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                                        91,970              (37,748)
                                                                                  ------------         ------------
              Loss from continuing operations before extraordinary item                (46,013)            (202,878)
EXTRAORDINARY LOSS, NET OF TAX                                                        (105,232)                   0
                                                                                  ------------         ------------
                        NET  LOSS                                                 $   (151,245)        $   (202,878)
                                                                                  ============         ============
BASIC NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                               (0.01)               (0.03)
     EXTRAORDINARY ITEM                                                           $      (0.02)                --
                                                                                  ============         ============
DILUTED NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                        $      (0.01)               (0.03)
     EXTRAORDINARY ITEM                                                                  (0.02)                --
                                                                                  ============         ============


                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                                                           Six Months         Six Months
                                                                              Ended              Ended
                                                                          Dec 31, 2001       Dec 31, 2000
                                                                          ------------       ------------
                                                                          (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                      $  (151,245)       $  (202,878)
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation                                                  982,166            978,305
                Amortization                                                   33,616             33,616
                Deferred income taxes                                         (48,972)           125,028
                Loss on disposal of property, plant and equipment              24,328              2,624
                Changes in operating assets and liabilities-
                   Accounts receivable - trade, net                          (278,748)           404,373
                   Inventories, net                                        (1,837,480)        (2,078,769)
                   Prepaid expenses                                           (33,063)          (870,988)
                   Other assets                                              (125,730)            49,735
                   Accounts payable - trade                                 1,309,285            444,556
                   Accrued expenses                                           677,354            468,933
                   Amounts due to and from affiliates                        (270,348)        (2,274,843)
                                                                          -----------        -----------
                Net cash provided by (used in) operating activities           281,163         (2,920,308)
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                               (269,054)          (464,275)
          Proceeds on sales of property, plant and equipment                    7,714               --
          Minority interest in subsidiary                                     (91,970)            37,748
                                                                          -----------        -----------
                Net cash used in investing activities                        (353,310)          (426,527)
                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings (payments) on trade notes payable to banks           611,225            (60,848)
          Net (payments) borrowings on notes payable                         (209,934)         3,487,913
          Payments for treasury stock repurchases                             (46,376)          (105,845)
                                                                          -----------        -----------
                Net cash (used in) provided by financing activities           354,915          3,321,220
                                                                          -----------        -----------
IMPACT OF EXCHANGE RATES ON CASH                                                 --                 --
                                                                          -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          282,768            (25,615)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                123,741            224,054
                                                                          -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   406,509        $   198,439
                                                                          ===========        ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

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

2.       BASIS OF PRESENTATION:

         The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and six-month period ended December 31, 2001, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2002.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying interim consolidated financial statements include the accounts of the Company, AHPC and its 70% owned subsidiary, PT Buana. All significant intercompany transactions have been eliminated in consolidation.

4.       MAJORITY SHAREHOLDER:

         WRP-Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP-Asia"), owns all of the outstanding Series A Common Stock of the Company and is the majority shareholder of the Company.

         At December 31, 2001, WRP-Asia had a 53.2% ownership interest in the Company. WRP-Asia is one of the world's leading manufacturers of high quality, disposable latex examination gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP-Asia.

5.       COMMON STOCK:

         At December 31, 2001, the Company had outstanding 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP-Asia are substantially the same as the Company's Common Stock except:

                 a. Each share of Series A Common Stock is convertible into one share of the Company's Common Stock, $.01 par value. The Company has reserved 1,252,538 share of Common Stock for issuance upon conversion of the Series A Common Stock.

                 b. Series A Common Stock entitles WRP-Asia to elect all Class A directors, who represent a majority of the Company's Board of Directors, and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

         In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the six months ended December 31, 2001, the Company purchased 44,800 shares of its Common Stock under this program.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the quarter ended December 31, 2001 and 2000, the foreign exchange gain/loss included in the determination of net income was $815 and $(5,023), respectively.

7.       RELATED-PARTY TRANSACTIONS:

         At December 31, 2001 and 2000, amounts due from/to affiliates consist of the following:

                                               2001               2000
          Due from Affiliate-
          Current - WRP-Asia                 $ 9,815,316      $ 6,925,225
                                             ============================

          Due to Affiliate-
          Current - WRP-Asia                 $(3,735,639)     $(2,393,252)
                                             ============================

          Purchases from Affiliate -
          WRP Asia                           $(7,314,889)     $(7,934,555)
                                             ============================

          Sales to Affiliate -
          WRP Asia                           $ 3,634,665      $ 5,226,330
                                             ============================

         The outstanding accounts receivable from WRP-Asia results primarily from sales of product to WRP-Asia (powder-free exam gloves produced by PT Buana), cash advances to WRP-Asia, charges for obtaining FDA approval of the gloves imported from WRP-Asia and other items. As of December 31, 2001, approximately $6,732,769 is due to PT Buana and $3,082,547 is due AHPC. AHPC has accounts payable to WRP-Asia of $3,739,639 at December 31, 2001, primarily resulting from the purchase of powder-free inventories from WRP-Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP-Asia in 2001, 2000 and 1999. Management believes transactions between operating segments are made at prevailing rates. AHPC purchases its powdered latex gloves from its 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP-Asia.

         WRP-Asia is continuing its restructuring initiative, the object of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of the WRP-Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP-Asia has advised the Company that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP-Asia's needs for its ongoing and future business. WRP-Asia has advised the Company that it anticipates this restructuring initiative will be completed by June 2002. Although the restructuring of WRP Asia's financing package has been on going for a number of months, due to the delay in completing this restructuring the company has reflected the amount due from WRP Asia as long term in its balance sheet dated December 31, 2001.

         Additionally, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are, accordingly, affected by protective trade barriers and the economic conditions of their trading partner. The enactment by the government of principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.       NET INCOME (LOSS) PER SHARE:

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the six months ended December 31, 2001 and 2000 is as follows:


                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                             DECEMBER 31, 2001     DECEMBER 31, 2000
                                             -----------------     ------------------
Basic weighted-average number of
Common shares outstanding                            6,696,189           6,852,374

Dilutive effect of common share
equivalents                                               --                  --
                                                     ---------           ---------

Diluted weighted-average number
of common shares outstanding                         6,696,189           6,832,569


                                              SIX MONTHS ENDED      SIX MONTHS ENDED
                                             DECEMBER 31, 2001     DECEMBER 31, 2000
                                             -----------------     -----------------
Basic weighted-average number of common
shares outstanding                                   6,744,155           6,870,708

Dilutive effect of common share equivalents
                                                          --                  --
                                                     ---------           ---------
Diluted weighted-average number of common
shares outstanding                                   6,744,155           6,870,708
                                                     =========           =========



         At December 31, 2001, there were 7,056,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

         The Company's U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.1 million is remaining at June 30, 2001. These NOL's are fully reserved and included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past. The Company's U.S. operations have generated NOL's subsequent to June 30, 2001, which have not been reserved and the Company has recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2001, which are available to be carried back against previous years' taxable income.

         For the three months ended December 31, 2001 and 2000, the Company recorded for benefit from income taxes of $(30,287) and $(184,511), respectively.

         For the six months ended December 31, 2001 and 2000, the Company recorded a provision for income taxes of $273,422 and $23,236, respectively.

10.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending December 31, 2001, there were no additional product liability lawsuits and the Company was dismissed from or settled five lawsuits. At December 31, 2001, the Company was involved in a total of 64 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

         The Company possesses product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against itself, AHPC and PT Buana, in addition to the indemnity of AHPC's customers to the limits of its policy, subject to deductions on each claim, to be paid by AHPC. The Company believes that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect the Company. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which the Company may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect the Company's operations or financial condition. The Company will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, management determines that the Company's best interests will be served by settling the matter. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to the Company or, if available, that it will be available in sufficient amounts and at affordable terms.

11.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive loss for the six months ended December 31, 2001 and 2000 was equal to net loss and there were no accumulated other comprehensive income items during those periods.

12.      SEGMENT REPORTING:

         The Company has two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to AHPC and other customers through WRP-Asia's distribution network. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         The Company evaluates segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest ("Pre-tax income
(loss)"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three and six months ended December 31, 2001 and 2000 for these segments:


THREE MONTHS ENDED
DECEMBER 31, 2001                             MANUFACTURING      DISTRIBUTION    ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------    ------------     ------------
Revenues from external customers              $ 1,920,978       $ 10,096,652     $      --        $ 12,017,630
Revenues from other operating segments          1,411,981                 --      (1,411,981)             --
Pre-tax loss                                     (157,220)           (87,257)         20,000          (224,477)
Total Assets                                   18,790,675         36,373,091     (15,888,916)       39,274,850

THREE MONTHS ENDED
DECEMBER 31, 2000                           MANUFACTURING      DISTRIBUTION     ELIMINATIONS      CONSOLIDATED
                                            -------------      ------------     ------------      ------------
Revenues from external customers            $  2,173,214       $ 10,535,454      $     --         $ 12,708,668
Revenues from other operating segments           884,600               --           (884,600)             --
Pre-tax loss                                     (61,889)          (469,495)        (145,000)        (676,384)
Total Assets                                  17,057,679         32,691,338       (9,084,370)       40,664,647


SIX MONTHS ENDED
DECEMBER 31, 2001                            MANUFACTURING      DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
                                             -------------      ------------     ------------     ------------
Revenues from external customers              $  3,960,308      $20,381,840      $        --       $24,342,148
Revenues from other operating segments           3,247,891             --           (3,247,891)           --
Pre-tax (loss) income                             (181,283)          65,490            101,000         (14,793)
Total assets                                    18,790,675       36,373,091        (15,888,916)     39,274,850


SIX MONTHS ENDED
DECEMBER 31, 2000                             MANUFACTURING      DISTRIBUTION      ELIMINATIONS       CONSOLIDATED
                                              -------------      ------------      ------------       ------------
Revenues from external customers              $ 5,336,944         $21,236,254      $       --          $26,573,198
Revenues from other operating segments          1,727,230                --         (1,727,230)               --
Pre-tax income (loss)                             418,522            (427,416)        (133,000)           (141,894)
Total assets                                   17,057,679          32,691,338        (9,084,370)        40,664,647


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

14.      INVENTORIES:

         Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Beginning in the first quarter, for the three months ended September 30, 2001, the Company started to capitalize the duty on its freight cost; this resulted in an increase to inventories of approximately $26,000.

15.      KEY CUSTOMERS:

         On May 11, 2001, the Company's largest customer, SYSCO, advised the Company that it would be performing supplier reviews for all of the disposable products purchased by its FoodService Group. Although a majority of our sales to SYSCO are used by foodservice customers, these products are purchased by the Medical Group at SYSCO. While Medical Group suppliers are not being specifically reviewed at this time, the Company was asked to participate. As of November 8, 2001, this review was successfully completed, with the Company becoming an approved supplier to both the Medical Group and FoodService Group. This review was performed in order to ascertain suppliers' future commitments to partnering with SYSCO. This review by SYSCO's foodservice group could have an impact on the product being sold to and through the SYSCO organization as a whole. This approval by Sysco will have a negative impact on the margins of products sold for the fiscal year 2001.

16.      CREDIT FACILITY:

         On December 1, 1998, AHPC entered into a $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 2.75% (6.69% at December 31, 2001). The bank facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility. As of December 31, 2001, the Company was not in compliance with certain of its covenants and has obtained waivers of these covenant violations from the financial institution. This waiver calls for an increase in the interest rate from commercial paper plus 2.75% to commercial paper plus 4.5%.

17.      EXTRAORDINARY ITEM:

         During December 2001, there was a flood in Indonesia, the company's subsidiary, PT Buana, suffered certain losses. The flood caused approximately $150,000 ($105,000 net of tax) in inventory damage. As this occurrence is unusual in nature and infrequent in occurrence, the loss has been classified as an extraordinary item.

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

         Our wholly-owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality, disposable, medical examination, foodservice and surgical gloves in the United States and has been in the glove business since its incorporation in January 1989. For the six months ended December 31, 2001, we recorded net sales of $20.4 million. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam gloves. During the quarter ended September 30, 2001, PT Buana experienced a reduction in shipments due to two external factors: (i) a strike at the Port of Belawan Deli, and (ii) delays in supply of liquid natural gas by the Indonesian government. These two events caused us to experience shipment delays during the period. In order to minimize the impact on revenues, we located alternate sources of product and redirected existing inventory to customers impacted by these shipping delays. These efforts caused us to incur an additional cost of $215,629 for the six months ended December 31, 2001 period. In order to prevent events such as these from impacting us in the future, we have increased our safety stock of inventory and located several alternative sources of supply. In late December 2001, PT Buana experienced a flood due to unusually heavy rains in the area. This flood caused PT Buana to incur a loss estimated to be $150,232, primarily for water-damaged inventory. We believe this loss to be covered by its property insurance. We have taken action to prevent this type of loss from occurring in the future, including raising the height of the platform where inventory is stored.

         During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP-Asia. As a result, this Form 10-Q represents the second quarter of our fiscal year ended June 30, 2002.

         During the six months ended December 31, 2001, our relationship and business with key customers continued to grow. Both AmeriNet and SYSCO experienced sales growth during the period over the comparable 2000 period. Glove sales to AmeriNet grew from $2,697,990 in 2000, to $3,607,510 in the comparable 2001 period, an increase of 33.7%. While glove case-sales to SYSCO increased 3.4 % for the six-month period, sales declined 6.1% from $13,108,862 to $12,306,487. This decline in revenue over the comparable periods reflects a price reduction granted to SYSCO in January 2001.

         THREE MONTHS ENDED DECEMBER 31, 2001, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $12,017,630 and $12,708,668 for the three months ended December 31, 2001 and 2000, respectively. This represents a 5.4% decline in net sales for the quarter compared to the year earlier period.

         The decrease in sales of $691,000 was due, in part, to the delays in shipment out of PT Buana and to price decreases provided to customers. Additionally, AHPC's purchase from PT Buana increased 59.6% to $1,411,981. This increase in production allocation to AHPC effectively reduced PT Buana's capacity to sell to other customers.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 6.4% from $9,346,718 for the three-month period ended December 31, 2000, to $8,751,767 for the three months ended December 31, 2001, due to the decline in sales. As a percentage of net sales, cost of goods sold decreased from 73.6% for the three months ended December 31, 2000, to 72.8% for the three months ended December 31, 2001. The gross profit percentage increased to 27.2% in the quarter ended December 31, 2001 versus 26.4% in the same period of 2000. The gross profit percentage increase is attributed to increased purchases by AHPC from PT Buana. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 15.6% from $3,872,661 for the three months ended December 31, 2000, to $3,270,646 for the three months ended December 31, 2001. This decrease of $602,015 in SG&A expenses is attributable to: (i) a decrease in salaries and salary-related expense associated with the restructure in management; and (ii) a decrease in sales salaries.

         Loss from operations decreased from $(510,711) for the three months ended December 31, 2000, to $(4,783) for the three months ended December 31, 2001. This reduction in operating margin reflects the reduction in sales and increased costs of goods sold during the first quarter of 2001. For the three months ended December 31, 2001 and 2000, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $30,805 and $(261,690), respectively.

         Interest expense declined during the three months ended December 31, 2001, to $81,363 compared to $245,718 in the same quarter of 2000. This 66.9% decrease is attributable to debt reductions on our line of credit and debenture debt balances as well as lower interest rates during the quarter in 2001 versus the 2000 comparable quarter.

         We recorded a foreign currency exchange loss of $815 in the quarter ended December 31, 2001 versus a foreign exchange loss of $5,023 in the comparable period in 2000 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income and miscellaneous income. Other income for the quarter ended December 31, 2001 and 2000 was $11,901 and $80,045, respectively.

         The benefit from income taxes for the three months ended December 31, 2001 and 2000 was $30,287 and $184,511, respectively. This change in income taxes is attributable to the weakening of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.1 million is remaining from June 30, 2001 which can be used to offset future U.S. generated taxable income through the year 2004.

         For the three months ended December 31, 2001, our net loss was $130,610, compared to net loss of $444,222 in the same period of 2000. Diluted earnings (loss) per share for the three months ended December 31, 2001 and 2000 was $(0.02) and $(0.07), respectively.

SIX MONTHS ENDED DECEMBER 31, 2001, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net Sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $24,342,148 and $26,573,198 for the six months ended December 31, 2001 and 2000, respectively. This represents an 8.4% decline in net sales for the quarter compared to the year earlier period.

         The decrease in sales of $2.2 million was due, in part, to the delays in shipment out of PT Buana and to price decreases provided to customers. Additionally, AHPC's purchase from PT Buana increased 88% to $3.2 million. This increase in production allocation to AHPC effectively reduced PT Buana's capacity to sell to other customers. Actual cases of gloves sold increased from 609,915 in the 2000 period to 614,978 in the 2001 period.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 8.7% from $19,112,422 for the six-month period ended December 31, 2000, to $17,447,386 for six months ended December 31, 2001, due to the decline in sales utilization. As a percentage of net sales, cost of goods sold declined from 71.9% for the six months ended December 31, 2000, to 71.7% for the six months ended December 31, 2001. The gross profit percentage increased to 28.3% for the six months ended December 31, 2001 versus 28.1% in the same period of 2000. The gross profit percentage increase is attributed to improved utilization at our PT Buana facility. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll-related costs for sales and marketing staff, together with other sales-related expenses such as sales commission, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased 8.9% from $7,288,532 for the six months ended December 31, 2000, to $6,636,670 for the six months ended December 31, 2001. This decrease of $651,862 in SGA& expenses is attributable to: (i) a decrease in salaries and salary-related expense of $130,000 associated with the restructure in senior management; and
(ii) a decrease in salary and salary-related expenses for our sales force.

         Income (loss) from operations increased from $172,244 for the six months ended December 31, 2000, to $258,092 for the six months ended December 31, 2001. This increase in operating margin reflects the reduction in selling, general and administrative expenses and improved manufacturing efficiencies out of PT Buana. For the six months ended December 31, 2001 and 2000, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $500,959 and $490,674, respectively.

         Interest expense declined during the six months ended December 31, 2001, to $159,212 compared to $428,804 in the comparable 2000 period. This 62.9% decrease is attributable to debt reductions on our line of credit and debenture debt balances, as well as lower interest rates during the 2001 period versus the 2000 comparable period.

         We recorded a foreign currency exchange loss of $36,678 for the six months ended December 31, 2001, versus a foreign exchange loss of $15,947 in the comparable period in 2000, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and, depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income and miscellaneous income. Other income for the six months ended December 31, 2001 and 2000, was $36,559 and $114,666, respectively.

         The provision from income taxes for the six months ended December 31, 2001 and 2000 was $273,422 and $23,236, respectively. This change in income taxes is attributable to the strengthening of the Indonesian rupiah against the US dollar during the period to a three-year high. This strengthening required PT Buana to recognize a foreign currency gain on the value of the intercompany loan between AHPC and PT Buana. Indonesian tax law requires taxes on foreign currency gains to be expenses in the period incurred, not accrued. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately

$2.1 million is remaining from June 30, 2001, which can be used to offset future U.S. generated taxable income through the year 2004.

         For the six months ended December 31, 2001, our net loss was $(151,245), compared to a net loss of $(202,878) in the same period of 2000. Diluted earnings (loss) per share for the six months ended December 31, 2001 and 2000, was $(0.02) and $(0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED DECEMBER 31, 2001:

         Cash and cash equivalents at December 31, 2001, were $406,509, an increase of $282,768 from $123,741 at June 30, 2001. We experienced an increase in cash flows during the six months ended December 31, 2001, primarily from cash provided by financing activities, offset by cash used in operating and investing activities.

         Our operations provided cash of $281,163 during the six months ended December 31, 2001, primarily as a result of an increase in accounts payable and accrued expenses of $1,309,285 and $677,354, respectively, offset by an increase to accounts receivable-trade and inventories of $278,748 and $1,837,480, respectively. Prepaid expenses increased from $1,174,544 to $1,207,607.

         Net trade accounts receivable at December 31, 2001, increased 5.7% to $5,197,810 from $4,919,062 at June 30, 2001. Net inventories at December 31, 2001, were $9,024,866 and increased from the level at June 30, 2001, of $7,187,386 due to increased shipments from PT Buana, new surgical inventory purchases from non-affiliated parties and initiation of the direct-ship Novation program.

         During the six months ended December 31, 2001, we used cash in investing activities of $353,310. We spent $269,054 for capital improvement expenditures during the six-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the six months ended December 31, 2001, cash was provided to us from financing activities in the amount of $354,915. We increased borrowings on our line of credit facility by $611,225 to finance working capital needs, offset by debenture debt repayments of $209,934 and stock repurchases of $46,376.

         WRP-Asia is continuing its restructuring initiative, the object of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of the WRP-Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP-Asia has advised the Company that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP-Asia's needs for its ongoing and future business. WRP-Asia has advised the Company that it anticipates this restructuring initiative will be completed by June 2002. Although the restructuring of WRP Asia's financing package has been on going for a number of months, due to the delay in completing this restructuring the company has reflected the amount due from WRP Asia as long term in its balance sheet dated December 31, 2001.

         On December 1, 1998, AHPC obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, AHPC amended its loan and security agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000. As part of the amendment, the letter of credit sub-facility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 2.75% (7.9% at December 31, 2001). At December 31, 2001, AHPC had outstanding $3,550,571 on the revolving line of credit and $1,119,162 of letter of credit liabilities under the credit facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility. This waiver calls for an increase in the interest rate from commercial paper plus 2.75% to commercial paper plus 4.5%.

         In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000. These debentures, originally totaling $2.0 million, are due in November 2001 and carry an interest rate at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. During the six months ended December 31, 2001, we repaid $150,000 of this debt. At December 31, 2001, the total outstanding debt associated with these debentures has been repaid.

          We currently expect to have cash needs during the next year and beyond for funding the growth of the existing glove business, launch and promotion of our SafePrep foodservice business and for other uses. These cash needs may arise in connection with various events such as for: (i) the expansion into new products; (ii) the expansion into new markets; (iii) funding the promotion of our branded products; (iv) repayment of debt obligations; (v) purchasing our Common Stock in connection with our stock repurchase program; and (vi) manufacturing capital improvements. We believe that our cash and cash to be generated from future operations plus our credit facility will be sufficient to fund our ongoing operations.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2001.

         We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at December 31, 2001 approximated its fair value.

         PART II

ITEM 1-5.

No changes




SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WRP Corporation
                                             (Registrant)


Date: February 19, 2002                      By: /s/ Alan E. Zeffer
                                                --------------------------------
                                             Name:  Alan E. Zeffer
                                             Title: Chief Financial Officer
                                             Vice President Finance/Operations