Form 10-Q
period 2002-03-31
WRP CORP
filed 2002-05-20
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  March 31, 2002

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

     The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 15, 2002, was 5,803,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.

         Consolidated Balance Sheets
         March 31, 2002 (unaudited) and June 30, 2001(audited)..........pgs.3-4

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 2002 and 2001...................... pg. 5

         Consolidated Statements of Operations (unaudited) for the
         Nine Months Ended March 31, 2002 and 2001....................... pg. 6

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended March 31, 2002 and March 31, 2001............. pg. 7

         Notes to Interim Consolidated Financial Statements (unaudited).. pg. 8

Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... pg.16

Item 3.

         Quantitative and Qualitative Disclosures About Market........... pg.23


                           PART II - OTHER INFORMATION

Items 1.-5............................................................... pg.24

Item 6................................................................... pg.24

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                      March 31, 2002   June 30, 2001
                                                    -----------------  -------------
                                                       (Unaudited)       (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                         $     31,061     $    123,741
    Accounts receivable - trade, net
     of allowance for doubtful accounts
     of $150,000 in 2002 and $150,000 in 2001            4,436,275        4,919,062
    Inventories, net                                    10,744,354        7,187,386
    Prepaid expenses                                     1,005,192        1,174,544
    Due from affiliate                                   3,227,728        2,975,524
    Deferred tax assets                                  1,000,537          835,182
    Other receivables                                      283,067          197,156
                                                      ------------     ------------
        Total current assets                            20,728,214       17,412,595
                                                      ------------     ------------


PROPERTY, PLANT AND EQUIPMENT:
    Land rights and land improvements                      736,535          736,535
    Construction in progress                                26,907          174,096
    Equipment, furniture and fixtures                   16,492,036       15,996,454
    Building improvements                                2,263,070        2,260,637
    Vehicles                                               105,836          148,822
                                                      ------------     ------------
        Total property, plant and equipment             19,624,384       19,316,544
    Less - Accumulated depreciation and amortization    (8,649,412)      (7,206,846)
                                                      ------------     ------------
        Property, plant and equipment, net              10,974,972       12,109,698
                                                      ------------     ------------
OTHER ASSETS:
    Goodwill, net of accumulated amortization
     of $91,098 in 2002 and $640,674 in 2001             1,058,902        1,109,326
    Due from affiliate                                   7,026,216        5,287,413
    Other                                                  317,415          153,456
    Assets
                                                      ------------     ------------
        Total other assets                               8,402,533        6,550,195

                                                      $ 40,105,719     $ 36,072,488
                                                      ============     ============

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         March 31, 2002   June 30, 2001
                                                         --------------   -------------
                                                          (Unaudited)       (Audited)
CURRENT LIABILITIES:
     Accounts payable - trade                             $  4,694,447    $  2,335,421
     Trade notes payable to bank                               746,108         507,937
     Notes payable and current portion of
      long-term obligations                                  5,167,808       4,056,718
     Due to affiliate                                        3,678,419       2,453,608
     Accrued expenses                                        3,123,726       2,971,635
                                                          ------------    ------------
         Total current liabilities                          17,410,508      12,325,319
                                                          ------------    ------------

LONG-TERM DEBT                                                  11,924          12,687
                                                          ------------    ------------

DEFERRED TAX LIABILITY                                         588,697         539,583
                                                          ------------    ------------

MINORITY INTEREST IN SUBSIDIARY                              1,869,683       2,019,392
                                                          ------------    ------------

SHAREHOLDERS' EQUITY:
     Series A common stock, $.01 par value;
      1,252,538 shares authorized; 1,252,538
      shares issued and outstanding in 2002 and 2001            12,525          12,525
     Common stock, $.01 par value; 10,000,000 shares
      authorized;  5,803,692 shares issued and
      outstanding in 2002 and 2001                              58,037          58,037
     Additional paid-in capital                             17,942,471      17,942,471
     Retained earnings                                       3,830,250       4,734,474
     Less - Common stock in treasury, at cost, 412,600
      and 367,800 shares in 2002 and 2001, respectively     (1,618,376)     (1,572,000)
                                                          ------------    ------------
         Total shareholders' equity                         20,224,907      21,175,507
                                                          ------------    ------------

                                                          $ 40,105,719    $ 36,072,488
                                                          ============    ============


The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                       2002          2001
                                                  -----------------------------
                                                   (Unaudited)   (Unaudited)

NET SALES                                          $10,153,320    $12,460,973

COST OF GOODS SOLD                                   8,055,450      9,172,129
                                                   -----------    -----------
GROSS PROFIT                                         2,097,870      3,288,844

OPERATING EXPENSES:

      Selling, general and administrative            3,107,444      3,388,946
                                                   -----------    -----------
LOSS FROM OPERATIONS                                (1,009,574)      (100,102)

INTEREST EXPENSE                                        55,820        203,031

OTHER INCOME                                            35,047        108,055
                                                   -----------    -----------
      Loss from continuing operations before
       benefit from income taxes, minority
       interest and extraordinary item              (1,030,347)      (195,078)

BENEFIT FROM INCOME TAXES                             (219,629)      (182,471)
                                                   -----------    -----------
      Loss from continuing operations before
       minority interest and extraordinary item       (810,718)       (12,607)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY        57,739        (30,191)
                                                   -----------    -----------

      Loss from continuing operations before
       extraordinary item                             (752,979)       (42,798)

EXTRAORDINARY LOSS, NET OF TAX                          -              -
                                                   -----------    -----------

          NET LOSS                                 $  (752,979)   $   (42,798)
                                                   ===========    ===========

BASIC NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                            $     (0.11)   $     (0.01)
  EXTRAORDINARY ITEM                               $     (0.11)   $    -
                                                   ===========    ===========
DILUTED NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                            $     (0.11)   $     (0.01)
  EXTRAORDINARY ITEM                               $     (0.11)   $    -
                                                   ===========    ===========


                     WRP CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                   For the Nine Months
                                                                     Ended March 31,
                                                                ---------------------------
                                                                   2002            2001
                                                                ---------------------------
                                                                (Unaudited)    (Unaudited)
NET SALES                                                       $34,495,468    $39,034,171

COST OF GOODS SOLD                                               25,502,836     28,284,551
                                                                -----------    -----------
GROSS PROFIT                                                      8,992,632     10,749,620

OPERATING EXPENSES:
    Selling, general and administrative                           9,744,114     10,677,478
                                                                -----------    -----------
INCOME (LOSS) FROM OPERATIONS                                      (751,482)        72,142
INTEREST EXPENSE                                                    215,032        589,835
OTHER INCOME                                                         71,606        222,721
                                                                -----------    -----------
    Income (Loss) from continuing operations before
     provision for (benefit from) income taxes,
     minority interest and extraordinary item                      (894,908)      (294,972)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                            53,793       (159,235)
                                                                -----------    -----------
    Loss from continuing operations before minority
     interest and extraordinary item                               (948,701)      (135,737)
MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARY                    149,709        (67,939)
                                                                -----------    -----------

    Loss from continuing operations before extraordinary item      (798,992)      (203,676)

EXTRAORDINARY LOSS, NET OF TAX                                     (105,232)             0
                                                                -----------    -----------

          NET LOSS                                              $  (904,224)   $  (203,676)
                                                                ===========    ===========

BASIC NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                      $     (0.12)   $     (0.03)
     EXTRAORDINARY ITEM                                         $     (0.14)   $       -
                                                                ===========    ===========
DILUTED NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                      $     (0.12)   $     (0.03)
     EXTRAORDINARY ITEM                                         $     (0.14)   $       -
                                                                ===========    ===========

                        WRP CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                                   Nine Months       Nine Months
                                                                      Ended             Ended
                                                                   Mar 31, 2002      Mar 31, 2001
                                                                 ---------------     ------------
                                                                  (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  (904,224)     $  (203,676)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation                                              1,464,731        1,463,806
          Amortization                                                 50,424           50,423
          Deferred income taxes                                      (331,418)         126,840
          Loss on disposal of property, plant and equipment            29,291           (1,927)
          Changes in operating assets and liabilities-
            Accounts receivable - trade, net                          482,787          680,477
            Inventories, net                                       (3,556,968)          82,749
            Prepaid expenses                                          169,352         (785,068)
            Other assets                                             (249,870)          (9,838)
            Accounts payable - trade                                2,359,026           37,690
            Accrued expenses                                          413,428           32,351
            Amounts due to and from affiliates                       (766,196)      (2,579,054)
                                                                  -----------      -----------
          Net cash (used in) operating activities                    (885,797)      (1,105,227)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (367,010)        (680,284)
     Proceeds on sales of property, plant and equipment                 7,714            5,443
     Minority interest in subsidiary                                 (149,709)          67,939
                                                                  -----------      -----------
          Net cash used in investing activities                      (509,005)        (606,902)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on trade notes payable to banks        238,171         (606,817)
     Net (payments) borrowings on notes payable                     1,110,327        2,785,605
     Payments for treasury stock repurchases                          (46,376)        (180,406)
                                                                  -----------      -----------
          Net cash provided by financing activities                 1,302,122        1,998,382
                                                                  -----------      -----------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (92,680)         286,253

CASH AND CASH EQUIVALENTS, beginning of period                        123,741          224,054
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                          $    31,061      $   510,307
                                                                  ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1.   DESCRIPTION OF BUSINESS:

     WRP Corporation (together with its subsidiaries, the "Company") is a leading marketer of high quality, disposable medical examination, foodservice and specialty gloves in the United States through its wholly-owned U.S. subsidiary, American Health Products Corporation ("AHPC"). WRP Corporation is also a manufacturer of disposable latex examination and foodservice gloves through its 70% owned Indonesian subsidiary, PT WRP Buana Multicorpora ("PT Buana"). The Company sells its disposable gloves primarily to the foodservice, healthcare, retail and specialty markets.

2.   BASIS OF PRESENTATION:

     The unaudited consolidated financial statements have been prepared for interim periods only and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 30, 2001. The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted accounting standards, but in the opinion of management, such consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and nine-month period ended March 31, 2002, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2002.

3.   PRINCIPLES OF CONSOLIDATION:

     The accompanying interim consolidated financial statements include the accounts of the Company, AHPC and its 70% owned subsidiary, PT Buana. All significant intercompany transactions have been eliminated in consolidation.

4.   MAJORITY SHAREHOLDER:

     WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owns all of the outstanding Series A Common Stock of the Company and is the majority shareholder of the Company.

     At March 31, 2002, WRP Asia had a 53.2% ownership interest in the Company. WRP Asia is one of the world's leading manufacturers of high quality, disposable latex examination gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.   COMMON STOCK:

     At March 31, 2002, the Company had outstanding 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as the Company's Common Stock except:

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

     In March 2000, the Company announced that the Board of Directors had authorized a program to repurchase up to 10% of the Company's public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that the Company may consider to enhance shareholder value. During the nine months ended March 31, 2002, the Company purchased 44,800 shares of its Common Stock under this program.

6.   FOREIGN CURRENCY TRANSACTIONS:

     Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarter ended March 31, 2002 and 2001, the foreign exchange gain/loss included in the determination of net income was $(13,811) and $36,350, respectively.

7.   RELATED-PARTY TRANSACTIONS:

     At March 31, 2002 and 2001, amounts due from/to affiliates consist of the following:

                                            2002                  2001
        Due from Affiliate-
        Current - WRP Asia            $   3,227,728           $  2,915,217
                                      =============           ============

        Due to Affiliate-
        Current - WRP Asia            $  (3,678,419)          $ (2,825,490)
                                      =============           ============

        Purchases from Affiliate -
                                      $ (11,594,370)          $ (9,448,110)
                                      =============           ============

        Sales to Affiliate -
                                      $   5,383,925           $  7,352,508
                                      =============           ============

     The outstanding accounts receivable from WRP Asia results primarily from sales of product to WRP Asia (powder-free exam gloves produced by PT Buana), cash advances to WRP Asia, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. As of March 31, 2002, approximately $7,026,216 is due to PT Buana and $3,227,728 is due AHPC. AHPC has accounts payable to WRP Asia of $3,678,419 at March 31, 2002, primarily resulting from the purchase of powder-free inventories from WRP Asia. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2002, 2001, 2000 and 1999. Management believes transactions between operating segments are made at prevailing rates. AHPC purchases its powdered latex gloves from its 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP Asia.

     WRP Asia is continuing its restructuring initiative, the object of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised the Company that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. WRP Asia has advised the Company that it anticipates this restructuring initiative will be completed by July 2002. Although the restructuring of WRP Asia's financing package has been ongoing for a number of months, due to the delay in completing this restructuring, the Company has reflected the amount due from WRP Asia as long-term in its balance sheet dated March 31, 2002. The Company anticipates that the entire net amount, or a substantial portion thereof, due from WRP Asia will be repaid from the financing. The net amount of $6,575,525 is comprised of the $7,026,216 due to PT Buana, plus $3,227,728 due to AHPC, less $3,678,419, which is AHPC's account payable to WRP Asia.

     The ability of WRP Asia to successfully complete its restructuring and the repayment of the net amount due the Company of $6,575,525, or a substantial portion thereof, as described above, and the Company's ability to adhere to the terms, conditions and covenants of its credit facility, as described in Note 16, are critical to the future success and growth of the Company. If any one of these issues cannot be satisfactorily resolved in the near term, the Company's ability to continue as a going concern could be at risk.

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

8.   NET INCOME (LOSS) PER SHARE:

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the nine months ended March 31, 2002 and 2001 is as follows:


                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              MARCH 31, 2002                   MARCH 31, 2001
                                                              --------------                   --------------
Basic weighted-average number of
Common shares outstanding                                       6,652,734                        6,763,324

Dilutive effect of common share
Equivalents                                                         -                                -
                                                              --------------                   --------------
Diluted weighted-average number
of common shares outstanding                                    6,652,734                        6,763,324


                                                            NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31, 2002                    MARCH 31, 2001
                                                            -----------------                 ------------------
Basic weighted-average number of common
shares outstanding                                              6,666,128                        6,824,149

Dilutive effect of common share
equivalents                                                        -                                  -
                                                              --------------                   --------------

  Diluted weighted-average number of
     common shares outstanding                                  6,666,128                        6,824,149
                                                                =========                        =========

     At March 31, 2002, there were 7,056,230 shares of the Company's Common Stock and Series A Common Stock outstanding.

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

     For the three months ended March 31, 2002 and 2001, the Company recorded a benefit from income taxes of $(219,629) and $(182,471), respectively.

     For the nine months ended March 31, 2002 and 2001, the Company recorded a provision for (benefit from) income taxes of $53,793 and a benefit of $(159,235) respectively.

10.  CONTINGENCIES:

     Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. During the three months ending March 31, 2002, there were 8 additional product liability lawsuits filed, naming the Company and others as co-defendants, and the Company was dismissed from or settled 7 lawsuits. At March 31, 2002, the Company was involved in a total of

65 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name the Company as the sole defendant in these claims.

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

11.  COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive loss for the nine months ended March 31, 2002 and 2001 was equal to net loss and there were no accumulated other comprehensive income items during those periods.

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

     The following tables provide financial data for the three and nine months ended March 31, 2002 and 2001 for these segments:


THREE MONTHS ENDED
MARCH 31, 2002                                      MANUFACTURING      DISTRIBUTION    ELIMINATIONS       CONSOLIDATED
                                                    -------------      ------------    ------------       ------------
Revenues from external customers                    $ 1,900,846        $ 8,252,474                -      $ 10,153,320
Revenues from other operating segments                1,455,295                  -       (1,455,295)                -
Pre-tax income (loss)                                    19,661         (1,022,008)         (28,000)       (1,030,347)
Total Assets                                         18,770,001         37,567,664      (16,231,946)       40,105,719


THREE MONTHS ENDED
MARCH 31, 2001                                      MANUFACTURING      DISTRIBUTION    ELIMINATIONS       CONSOLIDATED
                                                    -------------      ------------    ------------       ------------
Revenues from external customers                     $2,212,336       $ 10,248,637                -      $ 12,460,973
Revenues from other operating segments                  463,840                  -         (463,840)                -
Pre-tax loss                                            (38,705)          (227,373)          71,000          (195,078)
Total Assets                                         17,493,763         30,829,303       (9,365,558)       38,957,508


NINE MONTHS ENDED
MARCH 31, 2002                                      MANUFACTURING      DISTRIBUTION    ELIMINATIONS       CONSOLIDATED
                                                    -------------      ------------    ------------       ------------
Revenues from external customers                     $5,861,154        $28,634,314                -       $34,495,468
Revenues from other operating segments                4,703,186                  -       (4,703,186)                -
Pre-tax loss                                            (11,390)          (956,518)          73,000          (894,908)
Total assets                                         18,770,001         37,567,664      (16,231,946)       40,105,719


NINE MONTHS ENDED
MARCH 31, 2001                                     MANUFACTURING      DISTRIBUTION     ELIMINATIONS      CONSOLIDATED
                                                   -------------      ------------     ------------      ------------
Revenues from external customers                    $ 7,549,280        $31,484,891                -      $ 39,034,171
Revenues from other operating segments                2,191,070                  -       (2,191,070)                -
Pre-tax income (loss)                                   379,817           (654,789)         (20,000)         (294,972)
Total assets                                         17,493,763         30,829,303       (9,365,558)       38,957,508



13.  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", FAS No. 141 addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company will adopt this standard for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. The Company anticipates that future earnings will increase without amortization expense; however, the Company must assess its existing goodwill for impairment.

14.  INVENTORIES:

     Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Beginning in the first quarter, the Company started to capitalize the duty on its freight cost. This resulted in an increase to inventories of approximately $26,000.

15.  KEY CUSTOMERS:

     On May 11, 2001, the Company's largest customer, SYSCO, advised the Company that it would be performing supplier reviews for all of the disposable products purchased by its FoodService Group. Although a majority of our sales to SYSCO are used by foodservice customers, these products are purchased by the Medical Group at SYSCO. While Medical Group suppliers were not being specifically reviewed at that time, the Company was asked to participate. As of November 8, 2001, this review was successfully completed, with the Company becoming an approved supplier to both the Medical Group and FoodService Group. This review was performed in order to ascertain suppliers' future commitments to partnering with SYSCO. This review by SYSCO's FoodService Group could have an impact on the product being sold to and through the SYSCO organization as a whole. This approval will allow us to expand the number of products sold to SYSCO which may result in an increase in net sales, but may also have a negative impact on the margins of the current products sold for the fiscal year 2002, as the Company agreed to a price reduction for certain of its products sold to SYSCO. This price reduction was granted to SYSCO in the form of a one-time rebate of $750,000 paid in January 2002. As a result of the Company's transition out of the acute-care medical market, net sales to SYSCO are presently expected to represent more than 80% of the Company's total net sales.

16.  CREDIT FACILITY:

     On December 1, 1998, AHPC entered into a $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 4.50%, (6.25% at March 31, 2002). The bank facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility. As of March 31, 2002, the Company was not in compliance with certain of its covenants and has obtained waivers of these covenant violations from the financial institution. This waiver calls for a continuance of the interest rate increase of commercial paper plus 4.5%.

17.  EXTRAORDINARY ITEM:

     During December 2001, there was a flood in Indonesia, the company's subsidiary, PT Buana, suffered certain losses. The flood caused approximately $150,000 ($105,000 net of tax) in inventory damage. As this occurrence is unusual in nature and infrequent in occurrence, the loss has been classified as an extraordinary item. The Company was able to recover approximately $124,000 for this insurance claim in May 2002, as such, the recovery of this gain contingency will be recognized in the fourth quarter.

18.  MEDICAL BUSINESS:

     On March 1, 2002, the Company announced that it's subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., (MAXXIM), whereby MAXXIM would service certain of its acute-care medical customers. As a result of this transition, the Company has substantially reduced its personnel in its medical division and is transitioning its business with respect to most of its customers in the medical division to MAXXIM. The Company has incurred severance costs of approximately $256,000 associated with the reduction in personnel. The Company is in the process of selling off its remaining inventory related to the medical business, during the transition period.

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

     Our wholly-owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since its incorporation in January 1989. For the nine months ended March 31, 2002, we recorded net sales of $34.5 million. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

     During the nine months ended March 31, 2002, PT Buana experienced a reduction in shipments due to three external factors: (i) a strike at the Port of Belawan Deli; (ii) delays in supply of liquid natural gas by the Indonesian government; and (iii) a flood due to unusually heavy rains in the area. The flood, which occurred in December 2001, caused PT Buana to incur a loss estimated to be $150,232, primarily for water-damaged inventory. While this loss was recorded as an extraordinary item, we have continued to pursue collection from our insurance carrier. We have taken action to prevent this type of loss from occurring in the future, including raising the height of the platform where inventory is stored. These three events caused us to experience shipment delays during the period. In order to minimize the impact on revenues, we located alternate sources of product and redirected existing inventory to customers impacted by these shipping delays. In May 2002, we were able to recover $124,000 from the insurance company. We will recognize the recovery of this gain contingency in the fourth quarter. These efforts caused us to incur an additional cost of $301,000 for the nine months ended March 31, 2002. In order to prevent events such as these from impacting us in the future, we have increased our safety stock of inventory and located several alternative sources of supply.

     During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31, to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the third quarter of our fiscal year ended June 30, 2002.

     During the nine months ended March 31, 2002, our relationship and business with key customers continued to grow. Both AmeriNet and SYSCO experienced sales growth during the period over the comparable 2001 period. Glove sales to AmeriNet grew from $4,241,513 in 2001, to $5,175,592 in the comparable 2002 period, an increase of 22.0%. While glove case-sales to SYSCO increased 2.6 % for the nine-month period, sales declined 6.2% from $19,164,944 to $17,973,300. This decline in revenue over the comparable periods reflects a price reduction granted to SYSCO in January 2001 and January 2002. As part of the Transition Services Agreement with MAXXIM, we anticipate our sales to AmeriNet to significantly decline over the near-term.

     THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001:

     Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $10,153,320 and $12,460,973 for the three months ended March 31, 2002 and 2001, respectively. This represents a 18.5% decline in net sales for the quarter compared to the year earlier period.

     The decrease in sales of $2,307,653 was due, in part, to the delays in shipment out of PT Buana, to price decreases provided to customers, including the one-time rebate in the amount of $750,000 paid to SYSCO in January 2002, and to declining sales in our medical business. During the period, PT Buana increased its production allocation to AHPC, which effectively reduced PT Buana's capacity to sell to other customers.

     Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 12.2% from $9,172,129 for the three-month period ended March 31, 2001, to $8,055,450 for the three months ended March 31, 2002, due to the decline in sales. As a percentage of net sales, cost of goods sold increased from 73.6% for the three months ended March 31, 2001, to 79.3% for the three months ended March 31, 2002. The gross profit percentage decreased to 20.7% in the quarter ended March 31, 2002 versus 26.4% in the same period of 2001. The gross profit percentage decrease is attributed to increases in product mix of lower-margin products and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

     Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 8.3% from $3,388,946 for the three months ended March 31, 2001, to $3,107,444 for the three months ended March 31, 2002. The decrease of $281,502 in SG&A expenses is attributable to: (i) a decrease in salaries and salary-related expense associated with the restructure in management; (ii) an increase in sales salaries due to the severance payments associated with our transition out of the medical business; and (iii) an increase in marketing expense related to expanding our foodservice product-line offerings.

     Loss from operations increased from $(100,102) for the three months ended March 31, 2001, to $(1,009,574) for the three months ended March 31, 2002. This loss from operations reflects the reduction in sales, the one-time rebate paid to SYSCO, increased costs of goods sold, an increase in SG&A expenses during the quarter and expenses related to our transition out of the medical business. For the three months ended March 31, 2002 and 2001, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $(807,624) and $102,304, respectively.

     Interest expense declined during the three months ended March 31, 2002, to $55,820 compared to $203,031 in the same quarter of 2001. This decrease is attributable to debt reductions on our line of credit and debenture debt balances as well as lower interest rates during the quarter in 2002 versus the 2001 comparable quarter.

     We recorded a foreign currency exchange gain of $13,811 in the quarter ended March 31, 2002 versus a foreign exchange loss of $36,350 in the comparable period in 2001 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

     Other income consists of interest income and miscellaneous income. Other income for the quarter ended March 31, 2002 and 2001 was $35,047 and $108,055, respectively.

     The benefit for income taxes for the three months ended March 31, 2002 was $(219,629) and $(182,471) for the comparable 2001 period. This change in income taxes is primarily attributable to the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.1 million is remaining from June 30, 2001 which can be used to offset future U.S. generated taxable income through the year 2004.

     For the three months ended March 31, 2002, our net loss was $(752,979), compared to net loss of $(42,798) in the same period of 2001. Diluted earnings
(loss) per share for the three months ended March 31, 2002 and 2001 was $(0.11) and $(0.01), respectively.

     THE NINE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001:

     Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $34,495,468 and $39,034,171 for the nine months ended March 31, 2002 and 2001, respectively. This represents a 11.6% decline in net sales for the nine-month period compared to the year earlier period.

     The decrease in sales of $4.6 million was due, in part, to the delays in shipment out of PT Buana, price decreases provided to customers, including the one-time rebate in the amount of $750,000 paid to SYSCO in January 2002, and declining revenues from our medical business. During the period, the increase in production allocation to AHPC effectively reduced PT Buana's capacity to sell to other customers. Actual cases of gloves sold decreased from 915,072 in the 2001 period to 894,821 in the 2002 period. This decline in case sales is due to sales decline in our medical business.

     Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 9.8% from $28,284,551 for the nine-month period ended March 31, 2001, to $25,502,836 for nine months ended March 31, 2002, due to the decline in sales. As a percentage of net sales, cost of goods sold increased from 72.5% for the nine months ended March 31, 2001, to 73.9% for the nine months ended March 31, 2002. The gross profit percentage declined to 26.1% for the nine months ended March 31, 2002 versus 27.5% in the same period of 2000. The gross profit percentage decrease is attributed to an unfavorable product mix offset by improved utilization at our PT Buana facility. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

     Selling expenses include all salaries and payroll-related costs for sales and marketing staff, together with other sales-related expenses such as sales commission, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased 8.7% from $10,677,478 for the nine months ended March 31, 2001, to $9,744,114 for the nine months ended March 31, 2002. This decrease of $933,364 in SGA& expenses is attributable to: (i) a decrease in salaries and salary-related expense associated with the restructure in senior management; (ii) an increase in salary and salary-related expenses for our medical sales force due to the severance payments associated with our transition out of the medical business; and (iii) an increase in marketing expense related to expanding our foodservice product-line offerings.

     Income (loss) from operations increased from $72,142 for the nine months ended March 31, 2001, to $(751,482) for the nine months ended March 31, 2002. For the nine months ended March 31, 2002 and 2001, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $(306,665) and $592,978, respectively.

     Interest expense declined during the nine months ended March 31, 2002, to $215,040 compared to $589,835 in the comparable 2001 period. This 63.5% decrease is attributable to debt reductions on our line of credit and debenture debt balances, as well as lower interest rates during the 2002 period versus the 2001 comparable period.

     We recorded a foreign currency exchange loss of $50,490 for the nine months ended March 31, 2002, versus a foreign exchange gain of $20,403 in the comparable period in 2001, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and, depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

     Other income consists of interest income and miscellaneous income. Other income for the nine months ended March 31, 2002 and 2001, was $71,606 and $222,721, respectively.

     The provision for (benefit from) income taxes for the nine months ended March 31, 2002, was $53,793, as compared to an income tax benefit of $(159,235) for the comparable 2001 period. This change in income taxes is attributable to the strengthening of the Indonesian rupiah against the US dollar during the period to a three-year high. This strengthening required PT Buana to recognize a foreign currency gain on the value of the intercompany loan between AHPC and PT Buana. Indonesian tax law requires taxes on foreign currency gains to be expenses in the period incurred, not accrued. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.1 million is remaining from

June 30, 2001, which can be used to offset future U.S. generated taxable income through the year 2004.

     For the nine months ended March 31, 2002, our net loss was $(904,224), compared to a net loss of $(203,676) in the same period of 2001. The increase in net loss is attributed to severance payments to our sales force associated with our transition out of the medical business and an increase in marketing expense related to expanding our product-line offerings, offset by a decrease in salaries and salary-related expense associated with the restructure of senior management. Diluted earnings (loss) per share for the nine months ended March 31, 2002 and 2001 was $(0.14) and $(0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED MARCH 31, 2002:

     Cash and cash equivalents at March 31, 2002, was $31,061, a decrease of $92,680 from $123,741 at June 30, 2001. We experienced an increase in cash flows during the nine months ended March 31, 2002, primarily from cash provided by financing activities, offset by cash used in operating and investing activities.

     Our operations used cash of $885,797 during the nine months ended March 31, 2002, primarily as a result of an increase in inventory of $3,556,968 and the one-time rebate payment to SYSCO of $750,000, offset by an increase to accounts payable of $2,359,026, and a reduction of trade accounts receivable of $482,787.

     Net trade accounts receivable at March 31, 2002, decreased 9.8% to $4,436,275 from $4,919,062 at June 30, 2001. Net inventories at March 31, 2002, were $10,744,354 and increased from the level at June 30, 2001, of $7,187,386 due to increased shipments from PT Buana, new inventory purchases from non-affiliated parties' increases in safety stock levels and initiation of the direct-ship Novation program. The Company anticipates its inventory to decrease over the near-term as it transitions out of the acute-care medical business, as discussed in Note 18 to our financial statements.

     During the nine months ended March 31, 2002, we used cash in investing activities of $509,005. We spent $367,010 for capital improvement expenditures during the nine-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

     During the nine months ended March 31, 2002, cash was provided to us from financing activities in the amount of $1,302,122. We increased borrowings on our line of credit facility by $1,110,327, to finance working capital needs and stock repurchases of $46,376.

     WRP Asia is continuing its restructuring initiative, the object of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of the WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised the Company that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. WRP Asia has advised the Company that it anticipates this restructuring initiative will be completed by July 2002. Although the restructuring of WRP Asia's financing package has been on going for a number of months, due to the delay in completing this restructuring we have reflected the amount due from WRP Asia as long-term on our balance sheet dated December 31, 2001. We anticipate that the entire net amount, or a substantial portion thereof, due from WRP Asia will be repaid from the financing. The net amount of $6,575,525 is comprised of the $7,026,216 due to PT Buana, plus the $3,227,728 due to AHPC, less $3,678,419, which is AHPC's account payable to WRP Asia.

     On May 11, 2001, our largest customer, SYSCO, advised us that it would be performing supplier reviews for all of the disposable products purchased by its FoodService Group. Although a majority of our sales to SYSCO are used by foodservice customers, these products had been purchased by the Medical Group at SYSCO. While Medical Group suppliers were not being specifically reviewed at that time, we were asked to participate. As of November 8, 2001, this review was performed in order to ascertain suppliers' future commitments to partnering with SYSCO. This review by SYSCO's foodservice group could have an impact on the product being sold to, and through, the SYSCO organization as a whole. This approval would allow us to expand the number of products sold to SYSCO, which may result in an increase in net sales, but could also have a negative impact on the margins of the current products sold for the fiscal year 2002, as we agreed to a price reduction for certain of our products sold to SYSCO. As a result of our transition out of the acute-care medical market, net sales to SYSCO will represent more than 80% of our total net sales.

     On December 1, 1998, AHPC entered into a $10,000,000 three-year bank credit agreement through December 1, 2001. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 4.50%, (6.25% at March 31, 2002). The credit facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility. As of March 31, 2002, the Company was not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution. This waiver calls for a continuance of the interest rate increase of commercial paper plus 4.5%.

     The ability of WRP Asia to successfully complete its restructuring, the payment of the net amount of $6,575,525 due the Company by WRP Asia and our ability to adhere to the terms, conditions and covenants of its credit facility are critical to our future success and growth. If any one of the above cannot be satisfactorily resolved in the near term, our ability to continue as a going concern could be at risk.

     In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000. These debentures, originally totaling $2.0 million, was due in November 2001 and carried an interest rate at 1.5% over the prime rate. Each debenture was convertible into our Common Stock at a conversion price of $25.00 per share. During the six months ended December 31, 2001, we repaid $150,000 of this debt. At December 31, 2001, the total outstanding debt associated with these debentures has been repaid.

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

     As of March 31, 2002, we had the following contractual obligations and commercial commitments:


                                                           PAYMENTS DUE BY PERIOD
                                                           ----------------------
         CONTRACTUAL                            LESS THAN
          OBLIGATION               TOTAL          1 YEAR          1-3 YEARS          4-5 YEARS
         -----------               -----        ---------         ---------          ---------
Operating Leases                $2,604,643      $  589,911       $1,214,640          $ 800,092


Letters of Credit                1,153,783       1,153,783           ---                 ---

Insurance Premium Financing        125,905         125,905           ---                 ---

Short-term Borrowings            4,999,935       4,999,935           ---                 ---

Total Contractual Obligations   $8,884,266      $6,869,534       $1,214,640          $ 800,092
                                ==========      ==========       ==========          =========


     Operating leases primarily represent our leases for our corporate office and warehouse facilities. The letters of credit are issued under our credit facility and are commercial obligations related to product purchases. Insurance premium financing was used to finance our product liability insurance. Short-term borrowings represent borrowings under our credit facility primarily to finance working capital.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

     Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2002.

     We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at March 31, 2002, approximated its fair value.

                                     PART II

ITEM 1-5.

No changes

ITEM 6 (B)  REPORTS ON FORM 8-K

     During the three-month period ended March 31, 2002, we filed one (1) Form 8-K. On March 13, 2002, we reported and filed that our subsidiary, American Health Products Corp (AHPC) had entered into a Transition Services Agreement with Maxxim Medical, Inc. (MAXXIM), whereby MAXXIM would service certain of AHPC's medical customers.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WRP Corporation
                                          (Registrant)


Date:   May 20, 2002                    By: /s/ Alan E. Zeffer
                                            ------------------
                                        Name:  Alan E. Zeffer
                                        Title:    Chief Financial Officer
                                        Vice President Finance/Operations