Form 10-K
period 2002-06-30
WRP CORP
filed 2002-10-18
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the period from _________ to _________.

                         Commission file number 0-17458

                                 WRP CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                      73-1326131
          --------                                      ----------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                         500 PARK BOULEVARD, SUITE 1260
                                ITASCA, IL 60143
                               ------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on October 15, 2002: $1,817,031

         At October 15, 2002, 5,803,692 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                                 WRP CORPORATION
                                    FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

PART I                                                                                                      PAGE
------                                                                                                      ----
ITEM 1.              BUSINESS.................................................................................1
ITEM 2.              PROPERTIES...............................................................................6
ITEM 3.              LEGAL PROCEEDINGS........................................................................6
ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................8

PART II
-------

ITEM 5.              MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS......................................................................9
ITEM 6.              SELECTED FINANCIAL DATA..................................................................11
ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................................................12
ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK..............................................................................26
ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................31
ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................................................31

PART III
--------

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................34
ITEM 11.             EXECUTIVE COMPENSATION...................................................................37
ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT...........................................................................39
ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................40

PART IV
-------

ITEM 14.             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K...................................41

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

ITEM I.  BUSINESS


GENERAL

         WRP Corporation is a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We are also a manufacturer of disposable latex examination and food service gloves through our 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"). We were reincorporated in Maryland in December 1995 and have been involved in several business operations. Since July 1, 1997, we have been solely focused on the glove business and all other business activities ceased. In June 1997, we discontinued our sales of Playboy condoms after we reached an agreement with Playboy Enterprises, Inc. to terminate its license agreement under which we distributed condoms in 15 countries.

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., ("MAXXIM"), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned our business with respect to most of our customers in the medical division to MAXXIM. We have incurred severance costs of approximately $256,000 associated with the reduction in personnel. We are in the process of selling our remaining inventory related to the acute-care medical business, during the transition period.

         In October 1995, we acquired a 70% interest in an Indonesian latex examination glove manufacturing plant, PT Buana, which was in the start-up phase of operations at that time. We purchased PT Buana from MBf International Limited. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996 after operations commenced in April 1996. During 1999, PT Buana purchased machinery and equipment, which enabled the factory to manufacture powder-free latex exam gloves.

         On February 27, 1992, we acquired AHPC from MBf International Limited ("MBf International"), a Hong Kong corporation, which was a subsidiary of MBf Holdings Bhd. ("MBf Holdings"), a Malaysian publicly traded company, which was listed on the Kuala Lumpur Stock Exchange. As a result of such acquisition, MBf International acquired control of us by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of a majority of our Board of Directors.

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

         These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. At June 30, 2002, WRP Asia had a 53.2% ownership interest in us.

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

         As of June 30, 2002, the shares of Series A Common Stock issued to WRP Asia constituted 17.8% of the total combined issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership in us by WRP Asia of 53.2% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination and surgical gloves used primarily in the foodservice, non-acute medical, dental and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names "DermaSafe(R)," "Glovetex(R)," "ProFeel(R)" and "SafePrep(TM)" to foodservice distributors, medical distributors, dental distributors and nursing homes. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

         For the year ended June 30, 2002, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 31%, 42% and 27%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

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

         Gloves are packaged in non-fibrous cases and then shipped either to a leased warehouse in Itasca, Illinois, or to public warehouses located in Nevada, California, Pennsylvania or Wisconsin, where they are warehoused for delivery to foodservice, medical, dental and nursing home distributors.

         Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and an unrelated Malaysian glove manufacturer supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2002. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year. During 1999, AHPC negotiated with this factory to reduce the minimum monthly quantity of gloves to be purchased and extended the distribution agreement through July 2001. This agreement has subsequently expired and has not been renewed. The production of our powdered latex gloves is primarily supplied by PT Buana.

         Powder-Free Latex Examination and Foodservice, Nitrile and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from WRP Asia. In addition, WRP Asia supplies AHPC with its nitrile gloves. AHPC also purchases latex powder-free gloves from PT Buana.

         Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex gloves from two unrelated suppliers in Taiwan and China.

         Non-Latex Surgical Glove Supplier. AHPC entered into an agreement to purchase its non-latex surgical gloves from an unrelated supplier in Canada. This agreement has expired and has not been renewed. We now source these products from two unrelated suppliers in Taiwan and China.

NEW PRODUCTS

         The foodservice, industrial and retail industries view our current line of product offerings as one of a bundle of safety products used by their customers. Developing a profitable line of additional products will be important to the future success of our business. During 2003, we will be diversifying our product offering with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products will be offered under our SafePrep brand and under private label.

         Polygloves. These soft, comfortable, single-use gloves are made with a polyethylene material and feature an embossed textured surface. They are primarily used by the foodservice industry for light-food preparation and money-handling applications.

         Heavy-Duty Gloves. The heavy-duty gloves are primarily used for cleaning, janitorial, housekeeping and food processing applications. We will offer a chemical-resistant, cut-resistant and heat-resistant glove.

         Aprons and Bibs. Our apron and bib products are made of a polyethylene material and are available in a wide variety of thicknesses and lengths.

         Food Storage Bags. Our food storage bag product lines are made of high-density polyethylene film. These bags are microwaveable, tear-resistant and have a variety of applications, including food storage, preparation and transportation.

         Educational Services. We believe that our strategy of providing an expanded line of safety products provides us with an opportunity to market an integrated safety solution. This year, we have joined forces with the National Restaurant Association Education Foundation

(NRAEF) through a sponsorship to market services that promote a safety solution. The NRAEF features the ServSafe training program that is the most widely accepted national training program by state and county health officials.

         The educational products that we feature include our own Scrub'n Glove program. The ServSafe training program and additional materials provided are by the NRAEF.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local foodservice, retail and medical distributors that sell primarily to restaurant, hotels, hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers and major retail outlets. The principal methods of marketing are trade shows, advertising, seminars, direct mail, brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives and an in-house sales and marketing staff to cover the U.S.

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

         Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2002, three of AHPC's national customers, SYSCO Corporation, Owens & Minor, Inc. and Maxxim Medical, Inc., accounted for 45.5%, 10.3% and 8.7% of net sales, respectively. The loss of any of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from, to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by these three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-user of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves. During the year ended, June 30, 2002, we entered into a transition service agreement with Maxxim, whereby Maxxim will service certain medical customers. This agreement is expected to reduce sales to Maxxim.

         Patents and Trademarks. AHPC owns the trademarks "SafePrep," "Dermasafe" and "Glovetex," which are registered in the United States. AHPC is currently in the process of registering the trademark name "ScrubNGlove". AHPC's surgical glove line utilizes the trademark name "ProFeel," which is a registered name owned by WRP Asia.

         Segment Financial Information. The segment information of WRP Corporation, for the year ended June 30, 2002, is included in Note M to our Consolidated Financial Statements.

         Inventory. Since the majority of our products are imported from Southeast Asia, it is our practice to maintain a certain level of inventory as safety stock.

EMPLOYEES

         As of June 30, 2002, our U.S. operations employed a total of 36 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 24 broker representative organizations that do not work exclusively for AHPC and are paid on a commission basis. Our 70% owned Indonesian subsidiary, PT Buana, employed 1,002 full-time and part-time workers in its factory and administrative staff as of that date. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

         Our principal executive and administrative office is located in Itasca, Illinois. The lease for this location was renewed on April 9, 2001, for a term of five years. For the year ended June 30, 2002, our lease expense was $216,600.

         In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and expires in July 2004. The annual rental expense for this lease is approximately $316,700 per year.

         AHPC also uses public warehouse facilities, as needed, to store its inventory in Reno, Nevada; Union City, California; Fond Du Lac, Wisconsin and Hanover, Pennsylvania. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In February 1999, AHPC entered into a three-year lease agreement for 1,877 square feet of office space located in San Diego, California to service our TeleSales operations office. The lease term for this office space commenced on June 1, 1999 and expired in May 2002. In June 2001, we closed our Telesales operations office. As of June 30, 2002, AHPC is no longer leasing this facility.

ITEM 3. LEGAL PROCEEDINGS

         At June 30, 2002, we, and AHPC (jointly the "WRP Defendants"), had a total of 65 latex glove product liability suits pending against us throughout the United States. We were an active defendant in one claim, and AHPC in 35 claims. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in 12 suits; AHPC was joined as a third party defendant in 7 claims by distributors of AHPC latex gloves (collectively the "Vendors") and in three claims by other suppliers of gloves.

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

         AHPC will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. During the year ended June 30, 2002, AHPC and the Vendors were dismissed from twelve latex gloves product liability claims.

         From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At October 15, 2002, we were not party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of the Shareholders of was held on June 24, 2002. The purpose of the Annual Meeting was to consider the vote on the following matters:

1. To elect five Class A directors and two Class B directors to hold office until the next Annual Meeting of Shareholders or otherwise as provided in our by-laws.







                            Class A Director Nominees


                              Eirik Bonde Aslaksrud
                                   Robert Woon
                                  Lew Kwong Ann
                               George Jeff Mennen
                               Richard J. Swanson

                            Class B Director Nominees

                                Robert J. Simmons
                                 Don L. Arnwine

         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

                                               R.J. Simmons      D.L. Arnwine
                                               ------------      ------------
                                  For             5,114,187        5,109,187
                               Against                    0                0
                               Abstain               58,875           63,875
                             Non-votes              630,630          630,630


         The above matter was approved by the Shareholders. There were no other matters voted on at the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "WRPC". The range of high and low sale prices as reported by Nasdaq for the Common Stock is shown below.

                               COMMON STOCK PRICES

PERIOD ENDED:

                                      LOW                       HIGH
                                      ---                       ----
JUNE 30, 2002
-------------
4th quarter                         $    .48                   $    .86
3rd quarter                         $    .65                   $   1.00
2nd quarter                         $    .68                   $   1.80
1st quarter                         $    .48                   $   1.15

JUNE 30, 2001
-------------
4th quarter                         $    .44                   $    .98
3rd quarter                         $    .59                   $   1.06
2nd quarter                         $   1.06                   $   1.63
1st quarter                         $   1.09                   $   2.00

JUNE 30, 2000
-------------
2nd quarter                         $   1.13                   $   2.00
1st quarter                         $   1.75                   $   2.38

DECEMBER 31, 1999
-----------------
4th quarter                         $   2.00                   $   3.75
3rd quarter                         $   3.50                   $   5.88
2nd quarter                         $   5.25                   $   7.19
1st quarter                         $   4.88                   $   7.88

         There were approximately 320 shareholders of record of our Common Stock as of June 30, 2002. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

         We have not paid a dividend with respect to the Common Stock. We expect to reinvest our earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2002, we purchased 44,800 shares of our Common Stock under this program. Subsequent to June 30, 2002 through September 20, 2002, we purchased 10,000 shares of our Common Stock. As of the year ended June 30, 2002, there were up to an additional 311,561 shares available for repurchase.

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

         On July 22, 2001, we filed a Proxy Statement, notifying shareholders of a special meeting scheduled to take place on August 27, 2001. The purpose of the meeting was to vote on a proposed reverse stock split intended to bring the minimum bid price of our stock over $1.00. Prior to the holding of the meeting, our stock price began trading at or about $1.00 per share. On August 16, 2001, we were notified by the Panel that its stock had evidenced the required closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and that the delisting proceedings were terminated. Accordingly, we canceled the Special Meeting of Shareholders scheduled for August 27, 2001, and are no longer considering a reverse stock split.

         On February 14, 2002, we were again notified that the average bid price on our Common Stock has been below $1.00 per share for 30 consecutive trading days and that we were provided 180 calendar days, or until August 13, 2002, to regain compliance with this rule. On August 14,

2002, Nasdaq notified us that we had not regained compliance with the minimum bid requirement, but that we do meet initial listing requirements for the Nasdaq SmallCap Market. Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, we were provided an additional 180 days, or until February 10, 2003, to regain compliance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of WRP Corporation presented below for the year ended June 30, 2002 and 2001, the six months ended June 30, 2000 and for the three calendar years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                     SIX MONTHS
                                                                     ----------
                                                    YEAR ENDED       ENDED JUNE
                                                    ----------       ----------
                                                     JUNE 30,            30,       FOR THE YEAR ENDED DECEMBER 31,
                                                     --------            ---       -------------------------------
 (In thousands except per share amounts)         2002       2001        2000        1999        1998        1997
                                                 ----       ----        ----        ----        ----        ----
       STATEMENT OF OPERATIONS DATA:

 Net sales*                                    $ 47,357    $ 51,889    $ 31,737    $ 65,280   $ 64,968    $ 51,403
 Gross profit                                    11,580      14,698       9,040      16,635     18,111      10,643

 Selling, general & administrative expenses*     17,640      13,784       6,997      12,295      9,955       8,227




Minority interest in loss (income)
of subsidiary, net of tax                           202        (185)       (207)         97       (594)       (300)

Income (loss) from continuing operations
Before loss from discontinued operations         (4,293)        529       1,420       2,453      5,879       1,249

Loss from discontinued operations                    --          --          --          --         --        (784)

 Net (loss) income                             ($ 4,293)   $    529    $  1,420    $  2,453   $  5,879    $    466

PER SHARE DATA:

 Diluted (loss) earnings per share             $  (0.65)   $   0.08    $   0.21    $   0.35   $   0.93    $   0.11


  BALANCE SHEET DATA (END OF PERIOD):

Total assets                                   $ 32,947    $ 36,072    $ 35,854    $ 40,194   $ 35,800    $ 29,531
Long-term debt                                 $     19    $     13    $    750    $  1,100   $  1,669    $  5,648
Total shareholders' equity                     $ 16,836    $ 21,176    $ 20,827    $ 19,475   $ 16,941    $  4,313


* The 1997 figures have been restated to reflect rebates as a reduction of net sales to conform to the 2000, 1999 and 1998 presentation for comparability purposes.

(1) In 2000, we elected to change its reporting period from a calendar year ending December 31 to a fiscal year ending June 30. As a result, 2000 represents a six-month transition period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Risks Affecting Forward-Looking Statements and Stock Prices." We caution investors that our business is subject to significant risks and uncertainties.

         In February 2000, we changed our fiscal year to June 30, effective June 30, 2000, resulting in a six-month transition period ended June 30, 2000. Our year ended June 30, 2001, reflects our first full year of activity under this fiscal year-end.

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination and surgical gloves and foodservice gloves in the United States. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2002, we recorded net glove sales of $39.0 million.

         Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves.

         PT Buana sold approximately 39.6% of its production to AHPC during the year ended June 30, 2002. PT Buana recorded glove sales totaling $13.8 million and $13.2 million during the years ended June 30, 2002 and June 30, 2001, respectively. PT Buana's remaining production was sold primarily to WRP Asia. All significant intercompany transactions and sales have been eliminated in consolidation.

         This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the year ended June 30, 2002 and 2001 and the six-month period ended June 30, 1999 and 2000 and for the year ended December 31, 1999; include our results of operations and statements of cash flows, as well as for AHPC and PT Buana.

         During the year ended June 30, 2002, several significant events transpired.

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., ("MAXXIM"), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned our business with respect to most of our customers in the medical division to MAXXIM. We have incurred severance costs of approximately $256,000 associated with the reduction in personnel. We are in the process of selling off our remaining inventory related to the acute-care medical business, during the transition period.

         In February 2002, we announced the appointment of Robert Woon as a Class A Director.

         In June 2001, we announced that Mr. Neil M. Kosterman would transition from his position as President to a consulting capacity. At that time, we established an Executive Committee comprised of four directors: Lew Kwong Ann (Chairman), Eirik Bonde Aslaksrud, Jeff Mennen and Robert Simmons.

         In April 2001, we announced the resignation of Richard C.M. Wong as Chief Executive Officer and Chairman of the Board of Directors and Kamaruddin Taib as a Class A Director.

         At that time, Mr. Lew Kwong Ann was appointed Chief Executive Officer and Chairman of the Board of Directors, and Mr. Eirik Bonde Aslaksrud was appointed as one of our Class A Director. Also in April 2001, Mr. Kenneth A. Ling resigned as Chief Financial Officer, and Mr. Alan E. Zeffer was appointed Chief Financial Officer/Vice President of Finance & Operations.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our publicly traded Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2002, we repurchased 44,800 shares of our Common Stock under this program.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.


                                                    FOR THE       FOR THE      SIX MONTHS        FOR THE YEAR ENDED
                                                   YEAR ENDED    YEAR ENDED       ENDED             DECEMBER 31,
                                                    JUNE 30,      JUNE 30,      JUNE 30,
                                                      2002          2001          2000           1999          1998
                                                      ----          ----          ----           ----          ----
STATEMENT OF OPERATIONS DATA:

Net sales                                            100.0%         100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                    75.5           71.7          71.5          74.5          72.1
                                                     --------------------------------------------------------------
Gross profit                                          24.5           28.3          28.5          25.5          27.9
Selling, general & administrative expenses            37.2           26.6          22.1          18.8          15.3
                                                     --------------------------------------------------------------
(Loss) income from operations                        (12.8)           1.7           6.4           6.7          12.6

Interest (expense) / other income, net                (0.6)          (0.9)         (0.9)         (1.0)         (1.2)
Provision for (benefit from) income taxes             (3.9)          (0.5)          0.3           2.1           1.5
Minority interest in loss (income) of subsidiary       0.4           (0.3)         (0.7)          0.2          (0.9)
Net loss from discontinued operations                                   -             -             -             -
                                                     --------------------------------------------------------------

Net income                                            (9.1%)          1.0%          4.5%          3.8%          9.0%
                                                     =====          =====         =====         =====         =====


YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001.

         Our net sales are derived from the sales of finished product; net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Consolidated net sales for the year ended June 30, 2002 were $47,357,076, which represents an 8.7% decrease over the year ended June 30, 2001, with consolidated net sales of $51,888,852. The decrease in net sales is attributable to AHPC exiting the acute-care medical market in March 2002, along with certain customer price decreases, effective February 1, 2002.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased from $37,190,499 for the year ended June 30, 2001 to $35,777,460 for the year ended June 30, 2002. As a percentage of net sales, cost of goods sold increased from 71.7% for the year ended June 30, 2001 to 75.5% for the year ended June 30, 2002; the gross profit percentage decreased from 28.3% in the 2001 period to 24.5% in the 2002 period. Our gross profit margin was negatively impacted by increase glove purchase prices, product mix and lower selling prices. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased from $13,784,354 for the year ended June 30, 2001 to $17,640,474 for the year ended June 30, 2002. As a percentage of net sales, SG&A expenses increased from 26.6% for the year ended June 30, 2001, to 37.2% for the year ended June 30, 2002. This increase of $3,856,120 in SG&A expenses was solely attributable to the reduction of our sales force due to

AHPC transitioning out of the acute-care medical business and a reserve for the intercompany receivable balances between PT Buana and WRP Asia assigned to WRPC.

         Income from operations decreased by 763.1% from $913,999 for the year ended June 30, 2001, to $(6,060,858) for the year ended June 30, 2002. This decrease was primarily attributed to the receivable reserve from WRP Asia. Operating margins decreased from 1.7% in the 2001 period to (12.8%) in the 2002 period. For the year ended June 30, 2001 and June 30, 2002 EBITDA were $2,182,211 and $(5,322,547), respectively.

         Interest expense decreased during fiscal 2002 to $384,609 compared to $719,954 in the 2001 period. This 46.6% decrease is attributable to decreased financing requirements due to lower inventory levels caused by the reduction in revenue and a decrease in interest rates.

         Other income consists of rental, interest and miscellaneous income. Other income decreased from $249,311 for the 2001 period to $99,448 for the 2002 period. In fiscal 2001, we received $125,000 of commission for EMed Express.

         We recorded a foreign currency exchange gain of $42,646 in 2002 versus a foreign exchange loss of $45,031 in the comparable period in 2001, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian Rupiah, an exchange gain or loss will be incurred. Foreign currency exchange gains and losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. PT Buana's functional currency is the U.S. dollar.

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

         The benefit from income taxes for the year ended June 30, 2002 and June 30, 2001 was $(1,851,517) and $(271,478), respectively. This decline in income tax expense of $1,580,039 is primarily due to an increase of deferred tax benefit generated from reserving for the receivable balance of WRP Asia. At June 30, 2002, we had NOL's of approximately $1.5 million, which will be available to reduce future U.S. federal taxable income.

         For the year ended June 30, 2002, our net loss was $(4,292,981) compared to net income of $529,397 in the 2001 period. Diluted earnings per share for the year ended June 30, 2002 and June 30, 2001, were $(0.65) and $0.08, respectively.

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

         Our net sales are derived from the sales of finished product; net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the year ended June 30, 2001 were $51,888,852, which represents a 20.5% sales decrease over the year ended December 31, 1999, with net sales of $65,280,104. The decrease in net sales is attributed to loss of the Novation contract in April 2000, partially offset by increases in sales to the AmeriNet group purchasing organization and foodservice product sales.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased from $48,645,076 for the year ended December 31, 1999 to $37,190,499 for the year ended June 30, 2001. As a percentage of net sales, cost of goods sold decreased from 74.5% for the year ended December 31, 1999 to 71.7% for the year ended June 30, 2001; the gross profit percentage increased from 25.5% in the 1999 period to 28.3% in the 2001 period. Our gross profit margin was favorably impacted by reduced glove purchase prices, improved manufacturing margins obtained from full capacity operating efficiencies at PT Buana during the second half of 2001, and a more favorable product mix, offset by lower selling prices. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

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

         The (benefit) provision for income taxes for the year ended June 30, 2001 and December 31, 1999 was $(271,478) and $1,348,121, respectively. This decline in income tax expense of $1,619,599 is primarily due to a reduction of pre-tax income generated in the U.S. during the fiscal year 2001 compared to 1999. At June 30, 2001, we had NOL's of approximately $1.3 million, which will be available to reduce future U.S. federal taxable income. During 2001, we finalized our tax returns for 1999 and the six months ended June 30, 2000. We will be receiving the benefit of foreign tax credits in the amount of $351,000, to offset our income tax expenses for the period.

         For the year ended June 30, 2001, our net income was $529,397 compared to net income of $2,452,744 in the 1999 period. Diluted earnings per share for the year ended June 30, 2001 and December 31, 1999 were $0.08 and $0.35, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         Our net sales are derived from the sales of finished product; net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales for the six months ended June 30, 2000 were $31,737,482, which represents a 2.6% sales growth over the comparable 1999 period with net sales of $30,946,476. The increase in net sales is attributed to an increase in external sales by PT Buana, our Indonesian manufacturing plant, a better than expected retention of glove sales from the Novation contract medical facilities after its expiration in April 2000, as well as an increase in the AmeriNet group purchasing organization and foodservice product sales, which commenced in the third quarter of 1999. Additionally, the 1999 six-month period included a nonrecurring sales reduction of approximately $2.3 million associated with a change to an inventory consignment arrangement with a major foodservice customer.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased 0.7% from $22,858,509 for the six-month period ended June 30, 1999 to $22,697,004 for the six months ended June 30, 2000. As a percentage of net sales, cost of goods sold decreased from 73.9% for the six months ended June 30, 1999 to 71.5% for the six months ended June 30, 2000; the gross profit percentage increased from 26.1% in the first half of 1999 to 28.5% in the same period of 2000. Our gross profit margin was favorably impacted by reduced glove purchase prices, improved manufacturing margins obtained from full capacity operating efficiencies at PT Buana during the first half of 2000, and a more favorable product mix, offset by lower selling prices. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

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

         For the six months ended June 30, 2000, net income for us was $1,420,262 compared to net income of $1,324,270 in the same period of 1999. Diluted earnings per share for the six months ended June 30, 2000 and 1999 were $0.21 and $0.19, respectively.

SEGMENT INFORMATION

         During the year ended June 30, 2002 and 2001, the six-month period ended June 30, 2000 and during the years ended December 31, 1999 and 1998, we were engaged solely in the business of manufacturing and distributing disposable gloves. We have two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered and powder-free latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. Discussion of the operations of each segment are included throughout the Results of Operations and Liquidity and Capital Resources sections.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED JUNE 30, 2002

         Cash and cash equivalents, at June 30, 2002, were $451,948, an increase of $328,207 from $123,741 at June 30, 2001. We experienced an increase in cash flows for the year ended June 30, 2002, primarily from an increase in net cash used in financing activities. Our operations used cash of $1,845,622 during the 2002 fiscal year as a result of a net loss of $(4,292,981) plus noncash depreciation and amortization of $1,985,536, as well as a decline in accounts receivable and a decrease accounts payable trade. Net inventories were $8,506,652, an increase of $1,319,266 from $7,187,386 at June 30, 2001.

         Net trade accounts receivable at June 30, 2002, decreased by 1.5% to $4,846,396 from $4,919,062 at June 30, 2001. This decline of $72,666 is primarily due to a decrease in revenues and improved collections of past due amounts.

                  The outstanding accounts receivable from WRP Asia results primarily from sales of product to WRP Asia (powder-free exam gloves produced by PT Buana), cash advances, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2002, 2001, 2000 and 1999. Management believes transactions between operating segments are made at prevailing rates. AHPC purchases its powdered latex gloves from its 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP Asia.

         As of June 30, 2002, we have outstanding accounts receivable from WRP Asia of approximately $8,954,000 (which has increased by approximately $690,000 since June 30, 2001). This amount includes amounts due to PT Buana as June 30, 2002 of approximately $5,586,000 and amounts due to WRPC and AHPC of $3,368,000. Subsequent to June 30, 2002, the amounts due to PT Buana of $5,586,000, were assigned to WRPC in partial satisfaction of intercompany amounts due from PT Buana to WRPC.

         As of June 30, 2002, we have accounts payable to WRP Asia of approximately $2,657,000 (which has increased by $203,671 since June 30, 2001), primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at June 30, 2002 was approximately $6,297,000, against which we have provided an allowance for doubtful accounts of approximately $5,860,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of their refinancing plan, which has been ongoing for over 15 months, without completion.

         Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for full and complete right of offset of any trade payables due against amounts they owe to WRPC and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to WRPC and AHPC of approximately $711,000 at June 30,2002, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while WRP Asia does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of October 15, 2002, this restructuring initiative has not been completed. WRP Asia believes this initiative will now be completed in November 2002 and attributes the delays to extensive due diligence being performed by potential strategic investors. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing.

         On September 18, 2002, our Board of Directors passed a resolution that limits the net intercompany amount due from WRP Asia exceeding the balance of $6,200,000 on a consolidated basis. In the event that WRP Asia desires to purchase product from PT Buana, and the effect of this sale would be to increase the net amount due beyond $6,200,000, WPR Asia will be required to support these purchases by payment of cash in advance or tender of an irrevocable letter of credit to PT Buana to cover the purchase price of the order to the extent such amount exceed $6,200,000.

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our "B" Directors, Robert Simmons and Don L. Arnwine as well the independent "A" Directors, G. Jeffery Mennen and Richard Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process as well as the options and alternatives available to us.

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

         Net inventories at June 30, 2002 increased by 18.4% to $8,506,652 from $7,187,386 at June 30, 2001. This increase of $1,319,266 is due to new inventory purchases from nonaffiliated parties and increases in safety stock levels.

         During the year ended June 30, 2002, we used cash to fund operations, increases in inventories and reduction in accounts payable. We used cash in investing activities of $638,142 during the period.

         During the year ended June 30, 2002, we used cash in net investing activities of $638,142. We spent $444,336 for capital expenditures during that period primarily at PT Buana, our Indonesian manufacturing plant, for capital improvements. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the year ended June 30, 2002, we obtained funds from borrows under our line of credit and other notes. On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.77% at June 30, 2002). At June 30, 2002, we had outstanding $4,513,996 on the revolving line of credit and $440,209 of letter of credit liabilities under the credit facility. As of June 30, 2002, we were not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution.

         In conjunction with the waiver of the covenant violations as of June 30, 2002, the existing credit facility agreement was amended to expire on December 1, 2003.

         We utilize the facility of WRP Asia to discount PT Buana's receivables from AHPC. Amounts available under this arrangement are $2,631,601 (MLR 10,000,000) of which $2,420,205 is outstanding as of June 30, 2002. PT Buana has guaranteed to WRP Asia's lender the payment of the discounted receivables in the event that AHPC does not remit payment.

         In October 1994, pursuant to two debenture and warrant purchase agreements between us and two trusts affiliated with one of our directors, we issued, and each trust purchased, a convertible subordinated debenture in the amount of $1,000,000 payable in seven years with interest at 1.5% over the prime rate. Each debenture is convertible into our Common Stock at a conversion price of $25.00 per share. In addition, each trust received a warrant exercisable over five years to purchase 3,750 shares of our Common Stock at an exercise price of $22.20 per share. At June 30, 2001 the total outstanding debt associated with these debentures was $550,000. During the year ended June 30, 2002, we repaid the remaining amount of $550,000 against this debt.

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

         Our operations generated cash of $1,639,377 during the 2001 fiscal year as a result of net income of $529,397 plus noncash depreciation and amortization of $2,018,535, as well as a decline in inventories and accounts receivable.

         Net trade accounts receivable at June 30, 2001 decreased by 12.5% to $4,919,062 from $5,621,417 at December 31, 1999. This decline of $702,355 is primarily due to a decrease in revenues and improved collections of past due amounts.

         As of June 30, 2001, we have outstanding accounts receivable from WRP Asia of $8,262,937, resulting primarily from sales of product to WRP Asia ($9,714,384 in 2001), cash advances to WRP Asia, charges for obtaining FDA approval of the gloves imported from WRP Asia and others items. Of this amount approximately $5,287,413 is due to PT Buana and $2,975,524, is due to WRP USA and AHPC. The amount of this receivable has increased by $4,392,622 since June 30, 2000. WRP USA and AHPC have accounts payable to WRP Asia of $2,453,608 at June 30, 2001, primarily resulting from the purchase of inventories from WRP Asia. This amount has increased by $840,423 since June 30, 2000.

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

         Net trade accounts receivable at June 30, 2000 decreased by 29% to $5,621,417 from $7,969,369 at December 31, 1999. This decline of $2,347,952 is primarily due to a record sales w4w4month in December 1999 as customers were preparing for the year 2000 rollover and any unknown events associated with it, as well as to a reduction in May and June 2000 sales caused by the loss of the Novation contract which expired on April 30, 2000.

         Net inventories at June 30, 2000 decreased by 24% to $10,124,411 from $12,930,569 at December 31, 1999. This decline of $2,806,158 is primarily due to the reduction in NovaPlus brand inventory levels associated with the loss of the Novation group purchasing organization supply contract.

         During the six months ended June 30, 2000, the cash generated from operations was used primarily for debt repayments. We used cash of $5,402,813 in financing activities during the first half of 2000 comprised of net reductions on notes payable and line of credit debt of $5,258,659 and for repurchasing 47,500 shares of our Common Stock totaling $68,558 under our stock repurchase program.

         During the six months ended June 30, 2000, we used cash in net investing activities of $215,170. We spent $448,610 for capital expenditures during the first six months of 2000 primarily at PT Buana, our Indonesian manufacturing plant, for capital improvements.

CRITICAL ACCOUNTING POLICIES

         While all of our accounting policies are important in assuring that WRP Corporation adheres to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.


         Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of June 30, 2002, we have established reserves of $5,736,271 in relation to trade and inter company receivables.

         Goodwill. The excess of purchase price over the fair market value of the net assets purchased is recorded as goodwill. Prior to SFAS 142, the company amortized the goodwill using the straight-line method over a period of 25 years. Beginning with fiscal 2003, the company will implement SFAS 142 and will no longer amortize the balance of goodwill.

         On an ongoing basis, we review goodwill for impairment. During 2002, we evaluated the realizability of the goodwill through the use of an independent appraisal firm, which utilized the present value of expected future cash flows. The valuation indicated adequate value to support the recorded goodwill as of June 30, 2002.

         Sales Incentives. Certain customers are granted discounts, rebates or other allowances which are intended to assist in the promotion of our products. We record these discounts and rebates as our customers earn them or when they are paid, depending on the nature of the item. All discounts, rebates and allowances are shown as a deduction from gross sales to arrive at Net Sales in the consolidated statements of income.

         Deferred Tax Asset. Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance is established when it is more likely than not that any portion of the deferred tax assets will not be realized. The valuation allowance is adjusted if the realization of deferred tax assets becomes more likely than not. Should our income projections result in the conclusion that realization of deferred tax assets is more likely than not, further adjustments to the valuation are made. The recorded valuation allowance on deferred tax assets reflects the questionable realizability of certain net operating loss carryforwards which are limited due to changes in control within the shareholder group.

CONTRACTUAL OBLIGATIONS



                                                          PAYMENTS DUE BY PERIOD

                                          TOTAL      LESS THAN      1-3 YEARS   4-5 YEARS   AFTER 5
                                                       1 YEAR                                YEARS
Operating Leases                        $1,484,372    $577,025       $907,347

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142. This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. We anticipate that future earnings will increase without amortization expense; however, we will assess its existing goodwill for impairment.

         In June 2001, the FASB No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The provisions in this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Although early adoption is encouraged, it is not required. We will adopt the provisions in this statement for all tangible long-lived assets retirements initiated after June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of ling-lived assets. This statement supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception of consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Although early adoption is encouraged, it is not required. We will adopt the provisions in this statement for fiscal years beginning after June 30, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Disposal Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We plan to adopt the provision set forth in this statement for all exit and disposal activities initiated after December 31, 2002.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2002 and 2001.

         We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 2002 and 2001, approximated its fair value. For the year ended June 30, 2002 and 2001, the foreign exchange included in the determination of net income was approximately $42,646 and $45,031, respectively.

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

         Financing. Our credit facility, which was due to expire in December 2001, has been renewed and extended until December 1, 2003. The terms and conditions are similar to those in the current credit facility.

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

         Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand, have experienced significant fluctuations against the U.S. dollar. Our Indonesian factory maintains its books in the Indonesian currency, the Rupiah, and reports its Indonesian income taxes with Rupiah financial reports. The Indonesian Rupiah experienced volatile currency fluctuations against the U.S. dollar, which caused significant income tax adjustments in 1999. Foreign currency exchange volatility may continue and could cause us to incur significant income tax adjustments in the future.

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

         New Products. The foodservice, industrial and retail industries look at our current line of product offerings as just one of a bundle of safety products used by their customers. Developing a profitable line of additional products will be important to the future success of our business. During 2003, we will be diversifying our product offerings with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products will be offered under our SafePrep brand and under private label.

         Growth Dependencies. In general, our future growth is dependent on our ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop our relationships with our existing customer base.

         The failure to achieve these and other objectives could limit future growth and have an adverse effect on both us and our future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause our SG&A expenses to increase, which could also have an adverse effect on us and our future operating results.

         Manufacturing in Indonesia - International Operations. Our international manufacturing operation has grown substantially and, thus, we are increasingly affected by the risks associated with international operations. Such risks include: managing an organization in Indonesia; fluctuations in currency exchange rates; the burden of complying with international laws and other regulatory and product certification requirements; changes in such laws and requirements; tariffs and other trade barriers; import and export controls; international staffing and employment issues; and political and economic stability. The inability to effectively control and manage these and other risks could adversely affect both our future operating results and us.

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

These competitive factors may result in, among other things, price discounts by us and sales lost by us to competitors that may adversely affect on our future operating results and us.

         Reliance Upon Distributors. We use various channels to market and distribute our products to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution to end-users. Accordingly, our ability to market and distribute our products depends significantly on our relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that our relationship with these distributors deteriorates or the performance or financial condition of the distributor becomes unsatisfactory, our future operating results could be adversely affected.

         Reliance Upon Significant Contracts and Customers. During the year ended June 30, 2002, 64.5% of net sales came from three of our customers: SYSCO Corporation, Owens & Minor, Inc., and Maxxim Medical, Inc. The loss of any of these customers could have a materially adverse impact on us, with the exception of Maxxim Medical.

         Excess or Obsolete Inventory. Managing our inventory of various size mix and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining excess inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect on our operating results.

         Hiring and Retention of Employees. Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have an adverse effect on our operating results and us. In addition, we may experience increased compensation costs in order to compete for skilled employees.

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

         West Coast Longshoreman Work Stoppage. On September 29, 2002, the Pacific Maritime Association (PMA), which represents international shipping lines, indefinitely locked out the longshoremen, effectively stopping all import and export activity on 29 West coast ports. This followed a 36-hour lockout that began on September 27, 2002. These shutdowns were in reaction to work slowdowns by the International Longshoremen's & Warehouse Union (ILWU), which were taking place over the last several weeks. On October 1, 2002 the U.S. District Court in San Francisco issue a temporary restraining order under the authority of the Taft-Hartley Act that requires the ports to reopen. On October 2, 2002 the ports reopened.

         We depend heavily on U.S. seaports, especially West coast ports where all of our imports are entered. We have contingency plans in place in the event another work stoppage should occur. These plans include, among other things, airfreighting product, locating alternative sources and redirecting existing inventory.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of WRP Corporation" on page F-1.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

Name                     Age    Position
----                     ---    --------

Lew Kwong Ann            41     Chairman and Chief Executive Officer

Alan Zeffer              49     Chief Financial Officer, Secretary and Treasurer


Biographies for Messrs. Lew and Zeffer are included below.

         At October 15, 2002, our directors consist of six Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                     Age    Director Since
----                     ---    --------------

Eirik Bonde Aslaksrud    39     2001
Lew Kwong Ann            41     1997
George Jeff Mennen       62     1994
Richard J. Swanson       67     1998
Robert Woon Yee Woh      54     2002

Class B Directors

Name                     Age    Director Since
----                     ---    --------------

Robert J. Simmons        59     1995
Don L. Arnwine           69     1995

         The following sets forth brief statements of the principal occupations and other biographical information of each of the directors and executive officers.

         LEW KWONG ANN was appointed Chairman and Chief Executive Officer of us in April 2001. He was elected Class A Director of us on May 20, 1997. Mr. Lew was our Chief Financial Officer, Secretary and Treasurer from 1997 through March 2000. Mr. Lew is an Executive Director and Chief Financial Officer of WRP Asia. He is a member of the Malaysian CPA Society and Institute of Taxation and was with Arthur Andersen LLP from 1988 to 1991. Prior to joining WRP Asia, he held various key management positions in two public listed companies, primarily in the corporate and judicial advisory areas.

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

         RICHARD J. SWANSON was elected Class A Director on June 12, 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company that focuses on strategic coaching and corporate troubleshooting for CEO's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado-based companies: Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

         EIRIK BONDE ASLAKSRUD was appointed a Class A Director of us in April 2001. Mr. Aslaksrud is an Executive Director and Executive Vice President, Global Markets, for WRP Asia Pacific. He has been with WRP since 1991.

         ALAN E. ZEFFER is the Chief Financial Officer, Secretary/Treasurer for us. He joined us in April 2001. Prior to joining us, Mr. Zeffer was Managing Partner for Quest Capital Corporation, a corporate finance advisory firm that he founded in 1993. He also served as Treasurer for Sybron International Corp from 1987 until 1993.

         ROBERT WOON YEE WOH was appointed a Class A director of us in February 2002. He is currently Group Company Secretary for WRP Asia and has served in that capacity since May 1996. From 1992 to 1996, Mr. Woon served as Group Company Secretary and Share Registrar for Damansara Realty Berhad, PLC.

BOARD MEETINGS AND COMMITTEES

         During the year ended June 30, 2002, our Board of Directors held four meetings and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee, which was formed in 1997. During the year ended June 30, 2002, the Compensation Committee held one meeting and the Audit Committee each held four meetings and all other actions were taken by unanimous written consent without a meeting. At June 30, 2002, our Audit Committee consists of Don Arnwine, Richard Swanson, and George Jeff Mennen.

COMPENSATION OF DIRECTORS

         All directors who are not also executive officers, which group is comprised of George Jeff Mennen, Richard J. Swanson and the Class B Directors, receive (i) an annual Board member retainer of $5,000, (ii) compensation of $1,000 for each Board meeting attended, (iii) $500 for each committee meeting attended, and (iv) an annual Committee member retainer of $1,000. Each new Director is presently entitled to receive stock options under the Plan to purchase 2,000 shares of our Common Stock in connection with his election and 1,000 shares of our Common Stock per Board meeting attended, up to a maximum of 5,000 shares for Board meetings attended. Under the terms of the Plan, the Compensation Committee shall determine the exercise price of a Director Option, provided that the exercise price shall not be less than the lowest fair market value of our Common Stock during the six months preceding the election and qualification of such Director. All Director options are immediately exercisable for a period of ten years from the date of grant. All Directors will be reimbursed for expenses incurred in attending meetings of the Board and meetings of Committees.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation paid by us for services rendered in all capacities to us during the year ended June 30, 2002 and the transition period ended June 30, 2001 and fiscal years ended December 31, 1999 and 1998 to (i) our President and (ii) our executive officers at June 30, 2001 whose aggregate annual salary and bonus are expected to exceed $100,000 for the 2001 calendar year.

                                                                                                  Long-Term
                                         Annual Compensation                                     Compensation
                                         -------------------                                     ------------
     Name and                                                                 Other Annual    Stock           All Other
Principal Position             Year             Salary         Bonus          Compensation   Options          Compensation
------------------             ----             ------         -----          ------------   -------          ------------
Lew Kwong Ann                  2002                                                           70,000
CEO

Alan Zeffer                    2001             $49,452                               -            -               -
CFO                            2002            $140,000       $20,000                         70,000          $9,416(1)

(1)Includes housing, automobile and other expenses.

EMPLOYMENT AGREEMENTS

         On October 1, 2001, we entered into an employment agreement with Alan
E. Zeffer (the "Zeffer Agreement"). The Zeffer Agreement provided for (i) Mr. Zeffer to serve as our Chief Financial Officer, Vice President Finance and Operations; (ii) a base salary of $140,000 per annum; (iii) housing expenses not to exceed $1,200.00 per month; (iv) a $400.00 per month automobile allowance; and (v) nonqualified stock options to be determined by the Compensation Committee.

OPTION GRANTS DURING THE YEAR JUNE 30, 2002

         On February 27, 2002 there were 70,000 options granted to Alan Zeffer at $0.75, the exercise price of the closing price of the common stock on February 19, 2002, the date of the grant. Mr. Zeffer's options vest over a three-year period and are exercisable for a period of ten years form the date of grant.

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees and directors were repriced effective February 29, 2000 to $2.07, the closing price on that date.

AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED JUNE 30, 2002 AND FISCAL PERIOD-END OPTION VALUES

         There were no options exercised during the year ended June 30, 2002 by the executive officers named in the Summary Compensation Table.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently comprised of the following three (3) Class A Directors: Lew Kwong Ann, George Jeff Mennen and Richard Swanson, each of whom were appointed by the Board of Directors. The Committee oversees administration of our Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experiences officers and employees by compensating them with equity-based awards whose value is connected to our continued growth and profitability. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, we compensate executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During the year ended June 30, 2002, all action of the Compensation Committee was made during the one meeting held or was taken by the Committee by unanimous written consent without a meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Lew Kwong Ann and Eirik Bonde Aslaksrud are executive directors and officers of WRP Asia. Accordingly, these members should not be considered as independent Directors when serving on the Board of Directors or the Compensation Committee.

STOCK PERFORMANCE CHART

         The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for each of our last five fiscal years ended June 30 with the cumulative total return (assuming reinvestment of dividends) of (i) the NYSE/AMEX/Nasdaq Stock Market - U.S. Index and (ii) a peer group selected by us, in good faith. The peer group consists of American Shared Hospital Services, Daxor Corp., DVI, Inc. and Prime Medical Services Inc. During the six-month transition period ended June 30, 2000, our peer group was changed to exclude two companies, which were no longer publicly traded.

                                  [LINE GRAPH]

* $100 invested on June 30, 1995 in stock or Index - including reinvestment of dividends. Fiscal year ending June 30.

                             6/30/97    6/30/98    6/30/99   6/30/00    6/30/01    6/30/02

WRP Corporation                 100        181.5     168.1       38.9      16.0       19.3
NYSE/AMEX/Nasdaq Stock          100        128.1     151.0      166.5     140.0      116.1
Peer Group                      100        124.7      95.8       93.1      96.6      135.8


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 30, 2002, with respect to the beneficial ownership of our Common Stock and Series A Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.


                                                                                                        PERCENT OF
                                                                        AMOUNT AND NATURE OF           TOTAL VOTING
    TITLE OF CLASS                    NAME OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP             STOCK(4)
    --------------                    ------------------------          --------------------             --------

Series A Common Stock            WRP Asia Pacific Sdn. Bhd.(1)                     1,252,538                   17.8%
Common Stock                     WRP Asia Pacific Sdn. Bhd.(1)                     2,500,000                   35.4%



Common Stock                     Lew Kwong Ann                                        30,000(3)                *



Common Stock                     George Jeff Mennen                     10,000(2)
Common Stock                     George Jeff Mennen                     10,000        20,000                   *
                                                                        ------
Common Stock                     Robert J. Simmons                      10,000(2)
Common Stock                     Robert J. Simmons                       5,000        15,000                   *
                                                                        ------
Common Stock                     Don L. Arnwine                         10,000(2)
Common Stock                     Don L. Arnwine                          3,000        13,000                   *
                                                                        ------
Common Stock                     Richard Swanson                         7,000(2)
Common Stock                     Richard Swanson                         1,000         8,000                   *
                                                                        ------


Common Stock                     Total Executive Officers & Directors  322,000(2)
                                 as a group (5 persons)                 35,500
                                                                        ------       357,500                   5.2%




------------------------
*Represents less than 1%.
(1)WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) ("WRP Asia") is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.
(2)Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.
(3)Percent of class is based on 7,056,230 shares of the combined number of Series A Common Stock and Common Stock outstanding on October 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended June 30, 2002, we purchased latex powder-free exam gloves amounting to $13.5 million from our majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $7.4 million of powdered latex exam gloves to WRP Asia during the period.

         During the year ended June 30, 2002, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $137,772 during the year ended June 30, 2002 for its services.

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

10.45 GE Waivers and Amendments to the Loan and Security Agreement dated as of December 1, 1998.

10.46 Employment Agreement between WRP Corporation and Alan Zeffer dated October 1, 2001 (1).

21       Subsidiaries of the Company (1).

23.1     Consent of Grant Thornton LLP (1).

(b) During the 12 months ended June 30, 2001, the Company filed one report on Form 8-K.

         On August 15, 2002, the Company filed a report on Form 8-K, changing its certifying accountant to Grant Thornton LLP.

(c)      See item 12(a)(b)

(1)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:

                              WRP CORPORATION

Date: October 15, 2002        By: /s/ Alan E. Zeffer
                                  ------------------
                                  Alan E. Zeffer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



Date: October 15, 2002        By: /s/ Lew Kwong Ann
                                  -----------------
                                  Lew Kwong Ann, Chief Executive
                                  Officer and Chairman of the Board of Directors

Date: October 15, 2002        By: /s/ Eirik Bonde Aslaksrud
                                  -------------------------
                                  Eirik Bonde Aslaksrud, Director

Date: October 15, 2002        By: /s/ Robert Woon
                                  ---------------
                                  Robert Woon, Director

Date: October 15, 2002        By: /s/ George Jeff Mennen
                                  ----------------------
                                  George Jeff Mennen, Director

Date: October 15, 2002        By: /s/ Richard J. Swanson
                                  ----------------------
                                  Richard J. Swanson, Director

Date: October 15, 2002        By: /s/ Robert J. Simmons
                                  ---------------------
                                  Robert J. Simmons, Director

Date: October 15, 2002        By: /s/ Don L. Arnwine
                                  ------------------
                                  Don L. Arnwine, Director

                                    CONTENTS



                                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................    F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -
    OTHER AUDITORS.......................................................    F-3

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -
    PREDECESSOR AUDITOR REPORT...........................................    F-4


CONSOLIDATED FINANCIAL STATEMENTS

    BALANCE SHEETS.......................................................    F-5

    STATEMENTS OF OPERATIONS.............................................    F-7

    STATEMENT OF SHAREHOLDERS' EQUITY....................................    F-8

    STATEMENTS OF CASH FLOWS.............................................    F-9

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................   F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
WRP Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of WRP Corporation (a Maryland corporation, 53.2% owned by WRP-Asia Pacific Sdn. Bhd.) and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PT WRP Buana Multicorpa, a 70%-owned subsidiary, whose statements reflect total assets of 36.4% of the consolidated total assets as of June 30, 2002, and net sales of 17.6% of consolidated net sales for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us and shown elsewhere, and our opinion, insofar as it relates to the amounts included for PT WRP Buana Multicorpa, is based solely on the report of the other auditors. The consolidated financial statements of WRP Corporation and Subsidiaries as of and for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 28, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




Chicago, Illinois
October 15, 2002

                     Report of Independent Certified Public
                          Accountants - Other Auditors



INDEPENDENT AUDITORS' REPORT



Report No. xxxxS
----------------

The Board of Directors
PT WRP BUANA MULTICORPORA


We have audited the accompanying balance sheets of PT WRP Buana Multicorpora (an Indonesian company and subsidiary of WRP Corporation), remeasured into U.S. Dollar, as of June 30, 2002 and 2001, and the related remeasured statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these remeasured financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The remeasured financial statements have been prepared for use in the preparation of the consolidated financial statements of WRP Corporation and, accordingly, they remeasure the assets, liabilities, stockholders' equity and revenues and expenses of PT WRP Buana Multicorpora for that purpose, as explained in Note 3 to the remeasured financial statements. The remeasured financial statements have not been prepared for use by other parties and may not be appropriate for such use.

In our opinion, the remeasured financial statements referred to above present fairly in all material respects, for the purpose described in the preceding paragraph, the financial position of PT WRP Buana Multicorpora as of June 30, 2002 and 2001, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


PRASETIO, SARWOKO & SANDJAJA




Dra. Juanita Budijani
License No. 00.1.0714

October 15, 2002



NOTICE TO READERS
-----------------

The accompanying financial statements are not intended to present the financial position and results of operations, changes in stockholders' equity and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than United States of America. The standards, procedures and practices to audit such financial statements are those generally accepted and applied in United States of America.

(1) - This report is a copy of the previously issued report.
(2) - The predecessor auditor has not reissued the report.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of WRP Corporation:


We have audited the accompanying consolidated balance sheets of WRP CORPORATION (a Maryland corporation owned 53.2% by WRP-Asia Pacific Sdn. Bhd.) AND SUBSIDIARIES as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 2001, and December 31, 1999 and 1998, and for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




ARTHUR ANDERSEN
Chicago, Illinois
September 28, 2001

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                  ASSETS                         2002             2001
                                                             -----------      ------------

CURRENT ASSETS
  Cash and cash equivalents                                  $   451,948      $   123,741
  Accounts receivable - trade, net of allowance for
    doubtful accounts of approximately $150,000
    in 2002 and 2001                                           4,846,396        4,919,062
  Inventories, net                                             8,506,652        7,187,386
  Prepaid expenses                                               739,944        1,174,544
  Due from affiliate, net of allowance for doubtful
    accounts of approximately $5,586,000 in 2002
    and $0 in 2001                                             3,368,050        8,262,937
  Deferred tax assets                                          2,752,312          835,182
  Other receivables                                              389,242          197,156
                                                             -----------      -----------

            Total current assets                              21,054,544       22,700,008

PROPERTY, PLANT AND EQUIPMENT
  Land rights and land improvements                              736,535          736,535
  Construction in progress                                        36,084          174,096
  Equipment, furniture and fixtures                           16,534,201       15,996,454
  Building improvements                                        2,304,128        2,260,637
  Vehicles                                                        90,201          148,822
                                                             -----------      -----------

            Total property, plant and equipment               19,701,149       19,316,544

  Less accumulated depreciation and amortization               9,102,424        7,206,846
                                                             -----------      -----------

            Property, plant and equipment, net                10,598,725       12,109,698

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $707,906 and $640,674 in 2002 and 2001, respectively       1,042,094        1,109,326
  Other assets                                                   252,132          153,456
                                                             -----------      -----------

            Total other assets                                 1,294,226        1,262,782
                                                             -----------      -----------

                                                             $32,947,495      $36,072,488
                                                             ===========      ===========

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
JUNE 30,





       LIABILITIES AND SHAREHOLDERS' EQUITY                            2002              2001
                                                                   -----------       -----------

CURRENT LIABILITIES
  Accounts payable - trade                                         $ 1,255,515       $ 2,335,421
  Trade notes payable to bank                                        2,860,414           507,937
  Notes payable and current portion of long-term
    obligations                                                      4,555,964         4,056,718
  Due to affiliates                                                  2,657,279         2,453,608
  Accrued expenses                                                   2,382,262         2,971,635
                                                                   -----------       -----------

            Total current liabilities                               13,711,434        12,325,319

LONG-TERM DEBT                                                          19,311            12,687

DEFERRED TAX LIABILITIES                                               562,728           539,583

COMMITMENTS AND CONTINGENCIES                                                -                 -

MINORITY INTEREST IN SUBSIDIARY                                      1,817,872         2,019,392

SHAREHOLDERS' EQUITY
  Series A common stock, $.01 par value; 1,252,538 shares
    authorized; 1,252,538 shares issued and outstanding at
    2002 and 2001                                                       12,525            12,525
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,803,692 shares issued and outstanding
    in 2002 and 2001                                                    58,037            58,037
  Additional paid-in capital                                        17,942,471        17,942,471
  Retained earnings                                                    441,493         4,734,474
                                                                   -----------       -----------
                                                                    18,454,526        22,747,507
  Less common stock in treasury, at cost, 412,600 shares
    and 367,800 shares in 2002 and 2001, respectively                1,618,376         1,572,000
                                                                   -----------       -----------

            Total shareholders' equity                              16,836,150        21,175,507
                                                                   -----------       -----------

                                                                   $32,947,495       $36,072,488
                                                                   ===========       ===========

The accompanying notes are an integral part of these balance sheets.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002 AND 2001, AND DECEMBER 31, 1999,
AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999



-------------------------------------------------------------------------------------------------------------------------------


                                                                        Year ended
                                                  ------------------------------------------------   Six-month period ended
                                                                June 30,                                     June 30,
                                                  -----------------------------                      -------------------------
                                                        2002             2001   December 31, 1999       2000           1999
                                                  --------------   ------------  ----------------   ------------   ------------

Net sales                                          $ 47,357,076    $ 51,888,852    $ 65,280,104     $ 31,737,482   $ 30,946,476

Cost of goods sold                                   35,777,460      37,190,499      48,645,076      22,697,004     22,858,509
                                                  --------------   ------------  ----------------   ------------   ------------

          Gross profit                               11,579,616      14,698,353      16,635,028       9,040,478      8,087,967

Operating expenses
Selling, general and administrative                  17,640,474      13,784,354      12,295,192       6,996,574      5,484,190
                                                  --------------   ------------  ----------------   ------------   ------------

(Loss) income from operations                        (6,060,858)        913,999       4,339,836       2,043,904      2,603,777

Interest expense                                        384,609         719,954         802,159         332,429        374,692

Other income                                             99,448         249,311         166,155          22,432        125,969
                                                  --------------   ------------  ----------------   ------------   ------------

          (Loss) income from continuing operations
             before provision for (benefit from)
             income taxes and minority interest      (6,346,019)        443,356       3,703,832       1,733,907      2,355,054

Provision for (benefit from) income taxes            (1,851,517)       (271,478)      1,348,121         106,770      1,159,051
                                                  --------------   ------------  ----------------   ------------   ------------

          (Loss) income from continuing operations
             before minority interest                (4,494,502)        714,834       2,355,711       1,627,137      1,196,003

Minority interest in (loss) income of subsidiary       (201,521)        185,437         (97,033)        206,875       (128,267)
                                                  --------------   ------------  ----------------   ------------   ------------


          NET (LOSS) INCOME                        $ (4,292,981)   $    529,397    $  2,452,744     $ 1,420,262    $ 1,324,270
                                                  ==============   ============  ================   ===========    ============

Basic net (loss) income per common share                ($ 0.65)         $ 0.08          $ 0.35          $ 0.21         $ 0.19

Diluted net (loss) income per common share              ($ 0.65)         $ 0.08          $ 0.35          $ 0.21         $ 0.19





The accompanying notes are an integral part of these statements.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002 AND 2001, AND DECEMBER 31, 1999,
AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999




                                     Series A common stock               Common stock        Additional
                                   -------------------------     ------------------------      paid-in         Retained
                                     Shares         Amount         Shares         Amount       capital         earnings
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, December 31, 1998         1,252,538      $  12,525      5,785,525       $ 57,855   $ 17,862,021   $    332,071


Issuance of common stock upon
   exercise of stock options               -              -         18,167            182         80,450              -
Net income                                 -              -              -              -              -      1,324,270
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, June 30, 1999             1,252,538         12,525      5,803,692         58,037     17,942,471      1,656,341

Net income                                 -              -              -              -              -      1,128,474
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, December 31, 1999         1,252,538         12,525      5,803,692         58,037     17,942,471      2,784,815

Net income                                 -              -              -              -              -      1,420,262

Common stock repurchases                   -              -              -              -              -              -
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, June 30, 2000             1,252,538         12,525      5,803,692         58,037     17,942,471      4,205,077

Net income                                 -              -              -              -              -        529,397

Common stock repurchases                   -              -              -              -              -              -
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, June 30, 2001             1,252,538         12,525      5,803,692         58,037     17,942,471      4,734,474

Net loss                                   -              -              -              -              -     (4,292,981)

Common stock repurchases                   -              -              -              -              -              -
                                   ---------      ---------      ---------       --------   ------------   ------------

Balance, June 30, 2002             1,252,538   $     12,525      5,803,692   $     58,037   $ 17,942,471   $    441,493
                                   =========   ============      =========   ============   ============   ============



                                   Treasury      Shareholders'   Comprehensive
                                     stock          equity       income (loss)
                                 ------------    ------------    ------------
Balance, December 31, 1998       $ (1,323,036)   $ 16,941,436

Issuance of common stock upon
   exercise of stock options                -          80,632
Net income                                  -       1,324,270    $  1,324,270
                                 ------------    ------------    ============

Balance, June 30, 1999             (1,323,036)     18,346,338

Net income                                  -       1,128,474    $  1,128,474
                                 ------------    ------------    ============

Balance, December 31, 1999         (1,323,036)     19,474,812

Net income                                  -       1,420,262    $  1,420,262
                                 ------------    ------------    ============
Common stock repurchases              (68,558)        (68,558)
                                 ------------    ------------

Balance, June 30, 2000             (1,391,594)     20,826,516

Net income                                  -         529,397    $    529,397
                                                                 ============
Balance, June 30, 2001             (1,572,000)     21,175,507
                                 ------------    ------------

Net loss                                    -      (4,292,981)   $ (4,292,981)
                                                                 ============
Common stock repurchases              (46,376)        (46,376)
                                 ------------    ------------

Balance, June 30, 2002           $ (1,618,376)   $ 16,836,150
                                 ============    ============


The accompanying notes are an integral part of this statement.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002 AND 2001, AND DECEMBER 31, 1999,
AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                                          Year ended
                                                                          -----------------------------------------------
                                                                                    June 30,
                                                                          --------------------------
                                                                              2002           2001       December 31, 1999
                                                                          ------------   -----------    -----------------
Cash flows from operating activities
  Net (loss) income                                                       $(4,292,981)   $   529,397    $       2,452,744
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities
      Depreciation                                                          1,918,304      1,951,304            1,750,261
      Amortization                                                             67,232         67,231               67,232
      Deferred income taxes                                                (1,893,985)        49,846              672,064
      Loss (gain) on disposal of property, plant and equipment                 29,291        (10,066)               4,197
      Changes in operating assets and liabilities
        Accounts receivable - trade, net                                       72,666        702,355           (2,436,964)
        Inventories, net                                                   (1,319,266)     2,937,025           (1,069,714)
        Prepaid expenses                                                      434,600       (743,394)             395,399
        Other assets                                                         (290,762)       (34,215)             267,751
        Accounts payable - trade                                           (1,079,906)       409,793           (1,360,967)
        Accrued expenses                                                     (589,373)      (667,700)             (63,888)
        Amounts due to and from affiliates                                  5,098,558     (3,552,199)          (1,860,454)
                                                                          -----------    -----------    -----------------

                Net cash provided by (used in) operating activities        (1,845,622)     1,639,377           (1,182,339)

Cash flows from investing activities
  Capital expenditures                                                       (444,336)      (928,206)          (2,972,837)
  Proceeds on sales of property, plant and equipment                            7,714         13,510                  390
  Minority interest in subsidiary                                            (201,520)       185,437              (97,033)
                                                                          -----------    -----------    -----------------

                Net cash used in investing activities                        (638,142)      (729,259)          (3,069,480)

Cash flows from financing activities
  Net payments on trade notes payable to bank                               2,352,477       (744,877)          (1,994,472)
  Net borrowings (payment) on notes payable                                   505,870        (85,147)           5,657,396
  Net proceeds from stock option exercises                                          -              -               80,632
  Payments for treasury stock repurchases                                     (46,376)      (180,406)                   -
                                                                          -----------    -----------    -----------------

                Net cash provided by (used in) financing activities         2,811,971     (1,010,430)           3,743,556
                                                                          -----------    -----------    -----------------

Net increase (decrease) in cash and cash equivalents                          328,207       (100,312)            (508,263)

Cash and cash equivalents, beginning of period                                123,741        224,054              679,725
                                                                          -----------    -----------    -----------------

Cash and cash equivalents, end of period                                  $   451,948    $   123,742    $         171,462
                                                                          ===========    ===========    =================

                                                                           Six-month period ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                             2000            1999
                                                                          -----------    -----------
Cash flows from operating activities
  Net (loss) income                                                       $ 1,420,262    $ 1,324,270
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities
      Depreciation                                                            973,685        813,839
      Amortization                                                             33,616         33,616
      Deferred income taxes                                                  (207,356)       550,015
      Loss (gain) on disposal of property, plant and equipment                  6,846              -
      Changes in operating assets and liabilities
        Accounts receivable - trade, net                                    2,347,952       (591,249)
        Inventories, net                                                    2,806,158     (5,369,264)
        Prepaid expenses                                                      131,769       (184,786)
        Other assets                                                          127,896        195,348
        Accounts payable - trade                                              782,370        367,739
        Accrued expenses                                                      195,736     (1,281,639)
        Amounts due to and from affiliates                                 (2,948,359)       278,903
                                                                          -----------    -----------

                Net cash provided by (used in) operating activities         5,670,575     (3,863,208)

Cash flows from investing activities
  Capital expenditures                                                       (448,610)    (2,428,223)
  Proceeds on sales of property, plant and equipment                           26,565              -
  Minority interest in subsidiary                                             206,875       (128,268)
                                                                          -----------    -----------

                Net cash used in investing activities                        (215,170)    (2,556,491)

Cash flows from financing activities
  Net payments on trade notes payable to bank                                 (75,596)    (1,685,904)
  Net borrowings (payment) on notes payable                                (5,258,659)     7,394,144
  Net proceeds from stock option exercises                                          -         80,632
  Payments for treasury stock repurchases                                     (68,558)             -
                                                                          -----------    -----------

                Net cash provided by (used in) financing activities        (5,402,813)     5,788,872
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                           52,592       (630,827)

Cash and cash equivalents, beginning of period                                171,462        679,725
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $   224,054    $    48,898
                                                                          ===========    ===========


The accompanying notes are an integral part of these statements.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001



NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

WRP Corporation and Subsidiaries (the "Company") is a leading marketer of medical, surgical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company is a 53.2% controlled subsidiary of WRP-Asia Pacific Sdn. Bhd. ("WRP Asia"). The Company also manufacturers high-quality disposable latex examination and food-service gloves through its 70%-owned Indonesian manufacturing facility, PT WRP Buana Multicorpa ("PT Buana"). The Company was incorporated in Maryland in December 1995 and has been involved in several business operations.

During the first half of 2000, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 to June 30, which corresponds to the year-end of the Company's majority shareholder, WRP Asia, a Malaysian corporation. The new fiscal year commenced July 1, 2000.

The report on the financial statements of PT WRP Buana Multicorpa ("PT Buana") for 2002 is included on F-4. Those financial statements were prepared utilizing the US Dollar as the functional currency as required by SFAS 12 and are not presented separately herein. The reference in the accompanying auditors report to Note 3 refers to the preparation of those statements using the US Dollar as the functional currency as discussed above.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WRP Corporation, AHPC and PT Buana. All significant intercompany transactions have been eliminated.

WRP Asia owns the Series A common stock of the Company and is the majority shareholder of the Company.

CASH AND CASH EQUIVALENTS

The Company considers cash in banks and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001


NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. Inventories consist of the following at June 30, 2002 and 2001:

                                                    2002               2001
                                                 ----------         ----------
Raw materials                                    $   40,314         $   46,516
Work in process                                     551,843            359,380
Finished goods                                    8,417,567          7,199,253
Reserves                                           (503,072)          (417,763)
                                                 ----------         ----------

                  Total                          $8,506,652         $7,187,386
                                                 ==========         ==========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant and equipment account when completed. The useful lives of property, plant and equipment at June 30, 2002 and 2001, are as follows:

                                                                 Useful lives
                                                                 ------------

Land rights and land improvements                                  20 years
Equipment, furniture and fixtures                                 3-15 years
Building improvements                                             5-20 years
Vehicles                                                            5 years

When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books, and the net gain or loss is included in the determination of income.

GOODWILL

The excess of purchase price over the fair market value of the net assets of PT Buana is recorded as goodwill in the accompanying consolidated balance sheets and is being amortized using the straight-line method over 25 years.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001


NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL - CONTINUED

On an ongoing basis, the Company reviews goodwill and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value. During 2002, the Company evaluated the realizability of the goodwill through the use of an independent appraisal, which utilized the present values of expected future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The valuation indicated adequate value to support the recorded amounts of goodwill as of June 30, 2002.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse or upon the customer's receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

The Company records a liability for rebates and sales discounts in accordance with terms as contracted with certain customers.

INCOME TAXES

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

NET INCOME PER COMMON SHARE

Basic Earnings per Share ("EPS") amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents).

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


NET INCOME PER COMMON SHARE - CONTINUED

The weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, are as follows:




                                                            Year ended
                                            ---------------------------------------        Six-month period ended
                                                   June 30,             December, 31               June 30,
                                            -----------------------     ------------      -----------------------
                                               2002          2001            1999            2000          1999
                                            ---------     ---------     ------------      ---------     ---------
Basic weighted-average number of common
    shares outstanding                      6,655,123     6,790,833       6,924,538       6,921,010     6,921,877

Dilutive effect of common share
    equivalents                                     -             -          40,318           2,273       63,277
                                            ---------     ---------       ---------       ---------     ---------
Diluted weighted-average number of
    common shares outstanding               6,655,123     6,790,833       6,964,856       6,923,283     6,985,154
                                            =========     =========       =========       =========     =========

The Company had additional vested stock options and warrants outstanding of 476,214, 370,272, 455,000, 483,609 and 127,500 at June 30, 2002 and 2001,
December 31, 1999, and June 30, 2000 and 1999, respectively. The options for the periods June 30, 2001, December 31, 1999, June 30, 2000, and June 30, 1999, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The impact of stock options has been excluded from the calculation of earnings per share for the year ended June 30, 2002, as their effect would be anti-dilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

1. CURRENT ASSETS AND CURRENT LIABILITIES - The carrying amount approximates fair value due to the short maturity of these items.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

2. LONG-TERM OBLIGATIONS - The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

3. AMOUNTS DUE TO/DUE FROM AFFILIATE - Amounts due to/due from affiliate are non-interest bearing and do not specify maturity dates; therefore, it is not practicable to estimate the fair value of these financial instruments.

FOREIGN CURRENCY TRANSLATION

PT Buana's financial statements are prepared from the records maintained in the Republic of Indonesia, the country in which PT Buana was established and operates. Its functional currency is the U.S. dollar. This is primarily the result of the PT Buana operations becoming more dependent on the U.S.-dollar-denominated transactions and economic trends during its fiscal year ended June 30, 1998.

Gains and losses from foreign currency transactions are included in net income in the period in which they occur. For the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, the foreign exchange (loss) gain included in the determination of net income is $(42,646), $45,031, $3,563, $(6,223) and $9,021, respectively.

The Company does not use any derivative or financial instruments to manage its foreign exchange exposures. The Company is subject to foreign currency fluctuation risk in the regular course of business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency.

LITIGATION

The Company is engaged in various lawsuits either as plaintiff or defendant involving product liability. In the opinion of management, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements. The Company expenses legal cost related to such litigation as the costs are incurred.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors.

INTERNAL USE SOFTWARE COSTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the financial reporting of costs associated with purchased or developed software for internal use. As the Company has adopted the provisions of this SOP, the Company has capitalized or expensed as incurred certain of these software costs as appropriate. As of June 30, 2002 and 2001, the net book value of capitalized software was fully amortized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company anticipates that future earnings will increase without amortization expense; however, the Company will annually assess its existing goodwill for impairment.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The provisions in this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Although early adoption is encouraged, it is not required. The Company will adopt the provisions in this statement for all tangible long-lived asset retirements initiated after June 30, 2002.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Although early adoption is encouraged, it is not required. The Company will adopt the provisions in this statement for fiscal years beginning after June 30, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company plans to adopt the provisions set forth in this statement for all exit and disposal activities initiated after December 31, 2002.

RECLASSIFICATION

Certain prior-period balances have been reclassified to conform with the current-year presentation.




NOTE B - COMMON STOCK

Each share of Series A common stock is convertible into one share of the Company's common stock, $.01 par value. The Company has reserved 1,252,538 shares of common stock for issuance upon conversion of the Series A common stock.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE B - COMMON STOCK - CONTINUED

The terms of the Series A common stock are substantially the same as the Company's common stock except that Series A common stock entitles WRP Asia, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors, and to vote with the holders of common stock as a single class with respect to any matters subject to a vote of the shareholders. (see note H for further information on the Company's shareholders' equity.)

On February 29, 2000, the Company approved a stock repurchase plan, which may include the repurchase of up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2002, 234,800 shares of public common stock have been repurchased by the Company as part of this plan.




NOTE C - CORPORATE DEVELOPMENT

DISTRIBUTION AGREEMENT

Effective July 12, 1995, the Company entered into a five-year distributor agreement with PIE Healthcare Products Sdn. Bhd. ("PIE") that requires the Company to purchase a certain quantity of gloves from PIE each year. The Company's net sales include glove products that are purchased under the terms of this agreement. In connection with the loss of the Novation contract as discussed in note H, on March 1, 2000, the Company renegotiated the PIE contract to allow the Company to satisfy its remaining purchase obligations through July 31, 2001. The purchase obligations were satisfied at prices similar to prevailing market rates. As of June 30, 2001, the Company was in compliance with the agreement, and as of July 31, 2001, the agreement was terminated.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE D - RELATED-PARTY TRANSACTIONS

At June 30, 2002 and 2001, amounts due from/to affiliates consist of the following:


                                                       2002            2001
                                                    -----------    -----------
Due from affiliate
    Current WRP Asia                                $ 8,954,321    $ 7,792,937
       Reserve                                       (5,586,271)          --
                                                    -----------    -----------
    Net                                             $ 3,368,050    $ 7,792,937
                                                    ===========    ===========


Due to affiliate
    Current
       WRP Asia                                     $(2,657,279)   $(2,453,608)
                                                    ===========    ===========

The outstanding accounts receivable from WRP Asia result primarily from sales of product, cash advances and charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. As of June 30 2002, $8,954,321 is due to the Company. This amount includes amounts due to PT Buana at June 30, 2002, of $5,586,321 and amounts due to AHPC of $3,368,000. Subsequent to June 30, 2002, the amounts due to PT Buana of $5,586,321 were assigned to WRP USA in partial satisfaction of intercompany amounts due from PT Buana to WRP USA. Subsequent to June 30, 2002, the Company entered into a formal agreement with WRP Asia to provide for full and complete right of offset of any trade payables due against amounts they owe to WRPC and AHPC. Included in the WRP Asia receivable is a note receivable of $470,000 as of June 30, 2002 and 2001.

WRP USA and AHPC have accounts payable to WRP Asia of $2,657,279 at June 30, 2002, primarily resulting from the purchase of inventories. AHPC purchased virtually all of its latex, powder-free exam gloves from WRP Asia in 2002, 2001 and 2000. See note K for additional related-party transactions.

The net amount due from WRP Asia, before allowance for doubtful accounts at June 30, 2002, was $6,297,042, against which we have provided an allowance for doubtful accounts of $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002).

The Company continues to purchase gloves from WRP Asia, and believes that the unreserved amounts due from WRP Asia to WRPC and AHPC of approximately $711,000 at June 30,2002, are realizable based on the agreement granting right of offset and ongoing purchases from WRP Asia.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001



NOTE D - RELATED-PARTY TRANSACTIONS - CONTINUED

On September 24, 2002, the Board of Directors passed a resolution limiting the net receivables due from WRP Asia to $6,200,000. If net receivables exceed this amount, WRP Asia will be required to either prepay for product or issue an irrevocable letter of credit to cover the purchase price.

WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high-quality, powder-free, latex exam gloves. During the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, total purchases of gloves from WRP Asia were $13,519,454, $10,906,263, $18,409,600, $6,621,531 and $8,813,942,
respectively.

WRP Asia undertook a restructuring plan during 2001, the objective of which was to improve cash flows and profitability and to assure longer-term financial viability. This plan included restructuring of the Company's debt facility and additional investment from outside sources.

Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. These factors could significantly disrupt both the source of the Company's supply of glove products as well as product supplied to companies located in that area of the world.

Additionally, interest rates in many Asian-Pacific countries have been heavily dependent on international trade and are accordingly affected by protective trade barriers and the economic conditions of their trading partners.

The enactment by principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect on the economies of the Asian-Pacific countries.

The impact of this potential instability could affect WRP Asia's ability to achieve the restructuring plans discussed above, its ability to continue to purchase the quantities projected in its restructuring plan from PT Buana, and its ability to pay the amounts due to PT Buana and AHPC.

As of October 9, 2002, the restructuring of the debt facility has not been completed, although discussions are ongoing with several sources. Amounts due in the accompanying balance sheet from WRP Asia, net of amounts available for offset of those receivables are $6,297,042 at June 30, 2002. The Company has recorded an allowance of approximately $5,586,000 against these receivables to reflect the uncertainty of collection on these amounts.

In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE D - RELATED-PARTY TRANSACTIONS - CONTINUED

The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $137,772, $112,290, $66,160, $42,216 and $36,000 in the years ended
June 30, 2002 and 2001, and December 31, 1999, and the six-month periods ended June 30, 2000 and 1999, respectively, for its services.


NOTE E - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consist of the following:
Notes payable to bank, at rates charged to WRP Asia:                 $ 2,420,205

Payable to bank, letters of credit bearing interest at the
   commercial paper rate plus 4.5%, due within 60 days:                  440,209
                                                                     -----------

Total:                                                               $ 2,860,414
                                                                     ===========


Trade notes payable to bank consist of amounts financed through letter of credit arrangements and notes payable, which totaled $2,860,414 and $507,937 at June 30, 2002 and 2001, respectively. These bank obligations are collateralized by the inventory and accounts receivable of AHPC.

The Company utilizes the facility of WRP Asia to discount PT Buana's receivables from AHPC. Amounts available under this arrangement are $2,631,601 (MLR $10,000,000) of which $2,420,205 is outstanding as of June 30, 2002. PT Buana has guaranteed to WRP Asia's lender the payment of the discounted receivables in the event AHPC does not remit payment.

As of June 30, 2002 and 2001, the Company was contingently liable for outstanding letter of credit liabilities totaling $175,558 and $316,840, respectively.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE F - NOTES PAYABLE

Notes payable and long-term debt as of June 30, 2002 and 2001, consist of the following:

                                                                                      2002                2001
                                                                                   -----------         -----------
Borrowings under a bank revolving line-of-credit agreement
    with available borrowings up to $15,000,000 at June 30,
    2002 and 2001, bearing interest at the commercial paper
    rate plus 4.50% (6.27% and 6.69% at June 30, 2002 and
    2001, respectively), collateralized by inventories and
    accounts receivable, expiring December 1, 2003                                 $ 4,513,996         $ 3,377,358
Subordinated debentures convertible into warrants to
    purchase shares of common stock at $25.00 per share,
    interest payable quarterly at prime plus 1.5% (8.25% at
    June 30, 2001), due November 2001                                                        -             550,000
Insurance premium financing loans, bearing interest at
    4.95% and 6.95% at June 30, 2002 and 2001,
    respectively, payable in monthly installments through
    July 2002                                                                           41,968             129,360
Other                                                                                   19,311              12,687
                                                                                   -----------         -----------

                                                                                     4,575,275           4,069,405

Less current portion                                                                 4,555,964           4,056,718
                                                                                   -----------         -----------

                  Long-term debt                                                   $    19,311         $    12,687
                                                                                   ===========         ===========

The bank revolving line-of-credit agreement noted above contains covenants that require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures.

As of June 30, 2002, the Company was not in compliance with certain of its covenants. The Company has obtained waivers for these covenant violations.

The Company's credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 4.5% (6.27% at June 30, 2002).

The facility agreement was amended to expire on December 1, 2003.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE G - COMMITMENTS AND CONTINGENCIES

LITIGATION

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2002, the Company was involved in a total of 65 lawsuits as a named defendant, a third-party defendant or an indemnitor. During the year ended June 30, 2002, the Company was named in 11 lawsuits and was dismissed from 12 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for or, if not provided for, are without merit, or involve such amounts that would not materially affect the Company's results of operations or financial condition.

SIGNIFICANT CUSTOMERS

The following summary presents the total percentage of sales the Company made to Owens and Minor Inc., composed of numerous operating branch locations throughout the U.S., Sysco, and Maxxim Medical Inc. (Maxxim) and the total percentage of accounts receivable these three customers accounted for:

                                                            June 30,                                    June 30,
                                                      -------------------                          ------------------
                                                       2002         2001        Dec. 31, 1999       2000        1999
                                                      ------       ------       -------------      ------      ------
Owens and Minor Inc. sales as a
    percentage of net sales                            10.3%        17.9%           37.9%           30.0%       35.5%
Sysco sales as a percentage of net sales               45.5         44.7            30.6            44.8        32.8
Maxxim Medical Inc.                                     8.7          -               -               -           -
Owens and Minor Inc., Sysco and Maxxim
    Medical Inc. accounts receivable as a
    percentage of total accounts receivable            62.6         66.4            63.4            65.1        61.0

These three distribution companies distribute the Company's products to numerous medical and food-service facilities throughout the U.S. The ultimate end users of the Company's product are those various medical facilities, food-service organizations and professionals who purchase the product from these distributors. During the year ended June 30, 2002, the Company entered into a Transition Services Agreement with Maxxim whereby Maxxim would service certain medical customers. The agreement is expected to reduce sales to Maxxim in future years.

OPERATING LEASES

The Company conducts all of its operations in leased facilities.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

OPERATING LEASES - CONTINUED

Total rent expense, net of rental income, included in the accompanying consolidated statements of operations for the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, was $595,669, $605,578, $440,441, $289,886 and $169,980, respectively.
The following summary presents future minimum rental payments required under the terms of present operating leases:

Fiscal year ending June 30,
    2003                                                  $   577,025
    2004                                                      581,469
    2005                                                      265,991
    2006                                                       59,887
    2007 and thereafter                                             -
                                                          -----------
                                                          $ 1,484,372
                                                          ===========


NOTE H - SHAREHOLDERS' EQUITY

In November 1999, warrants to purchase 7,500 shares of the Company's common stock at an exercise price of $22.20 expired.

In March 1999, warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $15.00 expired.

At June 30, 2000, the Company had outstanding debt, which is convertible at any time at the noteholder's option (see note F) into warrants to purchase 54,000 shares of common stock at $25.00 per share. These convertible debentures expired in November 2001.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE I - STOCK OPTION PLAN

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

                                                          Outstanding            Exercise
                                                           options                 price               Expiration
                                                          -----------          ------------            ----------
Balance, December 31, 1998                                  504,424            $2.63-$14.40

    Grants                                                   54,000             4.75-7.1875               2009
    Rescissions/expirations                                 (56,657)            2.75-14.40             1999-2009
    Exercises                                               (18,167)            2.75-6.3125            2005-2009
                                                          -----------          ------------            ----------

Balance, December 31, 1999                                  483,600             2.63-7.1875

    Repricing of options                                    483,600                2.07                2003-2009
    Rescission of repriced options                         (483,600)            2.63-7.1875            2003-2009
    Grants                                                   30,000                1.44                   2010
    Rescissions/expirations                                 (23,000)               2.07                2008-2009
                                                          -----------          ------------            ----------

Balance, June 30, 2000                                      490,600              1.44-2.07

    Grants                                                    3,500              1.50-1.53                2011
    Rescissions/expirations                                (125,500)               2.07                2008-2009
                                                          -----------          ------------            ----------

Balance, June 30, 2001                                      368,600              1.44-2.07

    Grants                                                  760,525               .75-.77                 2012
    Rescissions/expirations                                (408,932)             .75-2.07              2003-2012
                                                          -----------          ------------            ----------

Balance, June 30, 2002                                      720,193             $.75-$2.07
                                                          ===========          ============


The exercise price of the stock options granted in 2002, 2001, 2000, 1999 and 1998 was established at the market price on the date of the grants. Of the 720,193 options outstanding at June 30, 2002, 476,214 are currently exercisable, and 121,989 become exercisable in 2003 and 2004. The Company has reserved common stock for issuance upon conversion of these options.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE I - STOCK OPTION PLAN - CONTINUED

The Company accounts for employee stock options under APB Opinion No. 25 and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25" as permitted under accounting principles generally accepted in the United States of America. No compensation cost has been recognized in the accompanying financial statements related to these options.

Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net income and net (loss) income per share (diluted) for the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, would have been $(4,496,873), $313,052,
$1,780,936, $1,190,558 and $1,098,470 and $(0.68), $0.05, $0.26, $0.17 and
$0.16, respectively.

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted which may vary in future periods.

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

                                                      Year ended
                                        --------------------------------------               Six-month period
                                                June 30,          December 31,                ended June 30,
                                        ----------------------    ------------           ----------------------
      Assumption                          2002           2001         1999                 2000           1999
-------------------------               -------        -------    ------------           -------        -------
Risk-free interest rates                  3.89%          6.10%         5.43%               6.26%          4.75%
Dividend yield                                -              -             -                   -              -
Expected volatility                      76.71%         71.63%        84.74%              70.34%         85.00%
Expected life                           4 years        4 years       4 years             4 years        4 years

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE I - STOCK OPTION PLAN - CONTINUED

Options outstanding and exercisable at June 30, 2002, were as follows:

                                                          Weighted-                           Weighted-
 Range of              Number                              average           Number            average
 exercise          outstanding at        Remaining        exercise       exercisable at        exercise
  prices            June 30, 2002           life            price         June 30, 2002         price
----------         --------------       ------------      ---------      --------------       ---------
  $2.07               151,100           1.5-7 years         $2.07            151,100            $2.07
   0.77               190,000             10 years           0.77            190,000             0.77
   0.75               379,093             10 years           0.75            135,114             0.75
----------         --------------       ------------      ---------      --------------       ---------
$.75-$2.07            720,193           1.5-10 years        $1.03            476,214            $1.18
==========         ==============       ============      =========      ==============       =========

NOTE J - INCOME TAXES

The components of the Company's income tax provision (benefit) from continuing operations consisted of:

                                                  June 30,              December 31,              June 30,
                                      ---------------------------       ------------      -------------------------
                                          2002             2001             1999            2000            1999
                                      ------------      ---------       ------------      ---------      ----------
Current
   Federal                             $  (238,602)     $(321,324)      $    285,482      $ 148,986      $  282,174
   State                                   (33,685)             -            153,295         81,140         116,326
   Foreign                                 314,755              -            237,280         84,000         209,909
                                      ------------      ---------       ------------      ---------      ----------

             Total current                  42,468       (321,324)           676,057        314,126         608,409

Deferred
   Federal                              (1,808,214)       (31,104)           408,690        (29,378)        245,718
   State                                  (255,277)        (7,202)            67,324        (15,999)         34,782
   Foreign                                 169,506         88,152            196,050       (161,979)        270,142
                                      ------------      ---------       ------------      ---------      ----------

             Total deferred             (1,893,985)        49,846            672,064       (207,356)        550,642
                                      ------------      ---------       ------------      ---------      ----------

             Total income tax
               provision (benefit)     $(1,851,517)     $(271,478)      $  1,348,121      $ 106,770      $1,159,051
                                      ============      =========       ============      =========      ==========

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE J - INCOME TAXES - CONTINUED

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

                                                  June 30,                December 31,               June 30,
                                        -----------------------------     ------------     ----------------------------
                                            2002             2001             1999            2000             1999
                                        -----------      -----------      -----------      -----------      -----------
Tax provision at statutory rate of
  34%                                   $(2,195,434)     $  (140,689)     $ 1,197,423      $   560,968      $   800,718
State income taxes, net of Federal
   income tax provision                 $  (309,931)         (21,281)         169,048           79,196          111,099
Foreign tax rate difference                 567,431         (177,848)         565,035         (342,461)         464,880
Increase (decrease) in deferred tax
   asset valuation allowance                      -                -         (198,710)               -                -
Utilization of loss carryforwards                 -                -         (454,897)        (220,097)        (220,097)
Goodwill amortization and other              86,417           68,340           70,222           29,164            2,451
                                        -----------      -----------      -----------      -----------      -----------

             Total income tax
               provision (benefit)      $(1,851,517)     $  (271,478)     $ 1,348,121      $   106,770      $ 1,159,051
                                        ===========      ===========      ===========      ===========      ===========

The Company's subsidiary in Indonesia has generated tax losses in current and prior years. As a result, the Company does not have any current foreign taxes payable as of June 30, 2002.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                    2002                 2001
                                                                                -----------          -----------
Deferred income tax asset
    Accruals not deductible until paid                                          $   181,863          $   200,978
    Net operating loss carryforwards
       U.S                                                                          546,741              666,619
       PT Buana                                                                          --              144,060
    Inventory                                                                       249,477              216,767
    Allowance for doubtful accounts                                               2,225,673               58,200
    Valuation allowance                                                            (451,442)            (451,442)
                                                                                -----------          -----------

                  Total deferred tax assets                                     $ 2,752,312          $   835,182
                                                                                ===========          ===========

Deferred income tax liabilities
    Difference between book and tax basis of property, plant                    $  (349,736)         $  (352,037)
       and equipment
    Other noncurrent liabilities - PT Buana                                        (212,992)            (187,546)
                                                                                -----------          -----------

                  Total deferred tax liabilities                                $  (562,728)         $  (539,583)
                                                                                ===========          ===========

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE J - INCOME TAXES - CONTINUED

The Company has net operating loss carryforwards at June 30, 2002, of approximately $1.5 million, which are available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating losses at June 30, 2002, is limited.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest on debt outstanding for the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, was $275,580, $619,479, $690,496, $321,945 and $228,560, respectively.

Cash paid for income taxes during the years ended June 30, 2002 and 2001, and December 31, 1999, and the six-month periods ended June 30, 2000 and 1999, was $0, $65,000, $780,000, $30,000 and $740,000, respectively.

The following represents significant related-party operating transactions during the years ended June 30, 2002 and 2001, and December 31, 1999, and the six-month periods ended June 30, 2000 and 1999, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities:

                                                      Year ended
                                 --------------------------------------------------           Six-month period ended
                                             June 30,                  December 31,                   June 30,
                                 -------------------------------       ------------       -------------------------------
                                     2002               2001               1999               2000               1999
                                 ------------       ------------       ------------       ------------       ------------
Operating cash transactions
   Purchases from affiliate      $ 13,519,454       $ 10,906,262       $ 18,409,600       $  6,621,531       $  8,813,942
   Sales to affiliate              (7,366,124)        (9,714,384)        (9,512,942)        (5,188,011)        (4,155,636)
   Cash payments                  (13,258,230)       (11,452,521)       (19,491,663)        (7,433,706)        (7,626,099)
   Cash receipts                   12,203,458          6,708,444          8,734,551          3,051,827          3,246,696
                                 ------------       ------------       ------------       ------------       ------------

     Amounts due to (from)
       affiliate                 $  5,098,558       $ (3,552,199)      $ (1,860,454)      $ (2,948,359)      $    278,903
                                 ============       ============       ============       ============       ============

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE L - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 2002, 2001, 2000 and 1999:

                                                         Balance at      Accounts                        Balance
                    Allowance for                        beginning        written       Additions        at end
                  doubtful accounts                      of period          off         to account      of period
------------------------------------------------       ------------      --------       ----------      ----------
Allowance for doubtful accounts activity
    for the year ended December 31, 1999               $   240,000       $      -       $   30,000      $  270,000
Allowance for doubtful accounts activity
    for the six-month period ended June
    30, 2000                                               270,000              -          (95,000)        175,000
Allowance for doubtful accounts activity
    for the year ended June 30, 2001                       175,000         (5,262)         (19,738)        150,000
Allowance for doubtful accounts activity
    for the year ended June 30, 2002                       150,000              -        5,586,271       5,736,271


                                                         Balance at                                       Balance
               Reserve for excess and                    beginning       Inventory       Additions        at end
                 obsolete inventory                      of period       write-offs      to account      of period
------------------------------------------------       ------------      ----------     -----------     ----------
Reserve for excess and obsolete inventory
    activity for the year ended December
    31, 1999                                              $770,000       $(180,261)     $ 155,000       $ 744,739
Reserve for excess and obsolete inventory
    activity for the six-month period ended
    June 30, 2000                                          744,739        (422,924)       215,000         536,815
Reserve for excess and obsolete inventory
    activity for the year ended
    June 30, 2001                                          536,815         (15,458)      (103,594)        417,763
Reserve for excess and obsolete inventory
    activity for the year ended June 30,
    2002                                                   417,763               -         85,309         503,072

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE M - SEGMENT REPORTING

The Company has two business segments: Manufacturing and Distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to the Company and WRP Asia. All operations of the Manufacturing segment are located in Indonesia. The Distribution segment involves the procurement and sale of gloves purchased from the Manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution segment's significant customers include those discussed in note H. The operations of the Distribution segment are located entirely within the U.S.

Accounting policies for measuring segment assets and earnings are substantially consistent with those described in note A. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest ("Pretax (loss) income"). Management believes transactions between operating segments are made at prevailing market rates.

The following tables provide financial data for the years ended June 30, 2002 and 2001, and December 31, 1999, and for the six-month periods ended June 30, 2000 and 1999, for these segments:

         June 30, 2002                          Manufacturing       Distribution        Eliminations        Consolidated
--------------------------------------          -------------       ------------        ------------        ------------
Revenues from external customers                $  8,334,491        $ 39,022,585        $          -        $ 47,357,076
Revenues from other operating segments             5,469,376                              (5,469,376)                  -
Pretax loss                                         (187,474)         (6,158,544)                  -          (6,346,018)
Depreciation and amortization expense              1,547,936             437,341                   -           1,985,536
Interest income                                          797             923,735            (867,334)             57,198
Interest expense                                     999,428             252,515            (867,334)            384,609
Total assets                                      12,010,021          20,937,474                   -          32,947,495
Capital expenditures                                 378,446              13,872                   -             392,318
Long-lived assets                                  9,527,999           2,364,952                   -          11,892,951

         June 30, 2001                          Manufacturing       Distribution        Eliminations        Consolidated
--------------------------------------          -------------       ------------        ------------        ------------
Revenues from external customers                $  9,994,989        $ 41,893,863        $          -        $ 51,888,852
Revenues from other operating segments             3,254,850                   -          (3,254,850)                  -
Pretax income (loss)                                 706,275            (262,919)                  -             443,356
Depreciation and amortization expense              1,623,736             394,799                   -           2,018,535
Interest income                                        2,266             906,005            (854,915)             53,356
Interest expense                                   1,040,389             534,480            (854,915)            719,954
Total assets                                      18,280,618          17,791,870                   -          36,072,488
Capital expenditures                                 487,326             440,880                   -             928,206
Long-lived assets                                 10,575,816           2,796,664                   -          13,372,480

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE M - SEGMENT REPORTING - CONTINUED

         June 30, 2000                          Manufacturing       Distribution        Eliminations        Consolidated
--------------------------------------          -------------       ------------        ------------        ------------
Revenues from external customers                 $ 5,499,811        $26,237,671         $         -         $31,737,482
Revenues from other operating segments             1,766,036                  -          (1,766,036)                  -
Pretax income                                        527,608          1,122,299                   -           1,649,907
Depreciation and amortization expense                791,388            215,913                   -           1,007,301
Interest income                                          821            421,200             421,200                 821
Interest expense                                     539,729            213,900            (421,200)            332,429
Total assets                                      16,183,414         19,670,973                   -          35,854,387
Capital expenditures                                 386,853             61,757                   -             448,610
Long-lived assets                                 11,647,386          2,876,976                   -          14,524,362

         June 30, 1999                          Manufacturing       Distribution        Eliminations        Consolidated
--------------------------------------          -------------       ------------        ------------        ------------
Revenues from external customers                 $ 4,373,701        $26,572,775         $         -         $30,946,476
Revenues from other operating segments               809,537                  -            (809,537)                  -
Pretax income                                         36,493          2,318,561                   -           2,355,054
Depreciation and amortization expense                678,839            168,616                   -             847,455
Interest income                                        4,345            490,943            (490,777)              4,511
Interest expense                                     581,260            284,209            (490,777)            374,692
Total assets                                      16,025,896         26,605,210                   -          42,631,106
Capital expenditures                               1,830,824            597,399                   -           2,428,223
Long-lived assets                                 12,542,322          2,997,350                   -          15,539,672

        December 31, 1999                       Manufacturing       Distribution        Eliminations        Consolidated
--------------------------------------          -------------       ------------        ------------        ------------
Revenues from external customers                $  8,610,232        $ 56,669,872        $          -        $ 65,280,104
Revenues from other operating segments             1,726,945                   -          (1,726,945)                  -
Pretax (loss) income                                 (88,115)          3,609,947                   -           3,521,832
Depreciation and amortization expense              1,465,593             351,900                   -           1,817,493
Interest income                                        5,949             912,553            (912,004)              6,498
Interest expense                                   1,128,629             585,534            (912,004)            802,159
Total assets                                      15,420,491          24,773,680                   -          40,194,171
Capital expenditures                               2,084,939             887,898                   -           2,972,837
Long-lived assets                                 12,060,563           3,040,598                   -          15,101,161

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE N - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                3/31/02            6/30/02
                                                -------            -------
                                                   (In thousands except
                                                    for per share data)
Net revenues                                    $10,153            $12,861
Income from operations                           (1,010)            (5,309)
Net loss                                           (753)            (3,388)
Net income per share
    Basic                                       $ (0.11)           $ (0.52)
    Diluted                                       (0.11)             (0.52)

                                                3/31/01            6/30/01           9/30/01           12/31/01
                                                -------            -------           -------           --------
                                                            (In thousands except for per share data)
Net revenues                                    $12,461            $12,854           $12,325           $12,018
Income from operations                             (100)               842               263                (5)
Net (loss) income                                   (64)               796               (21)             (131)
Net income per share
    Basic                                       $ (0.01)           $  0.12           $ (0.01)          $ (0.01)
    Diluted                                       (0.01)              0.12             (0.01)            (0.01)

                                                3/31/00            6/30/00           9/30/00           12/31/00
                                                -------            -------           -------           --------
                                                            (In thousands except for per share data)
Net revenues                                    $17,234            $14,503           $13,865           $12,709
Income from operations                            1,146                898               683              (511)
Net income (loss)                                   871                549               241              (444)
Net income per share
    Basic                                       $  0.13            $  0.08           $  0.04           $ (0.07)
    Diluted                                        0.13               0.08              0.04             (0.07)

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2002 AND 2001

NOTE N - QUARTERLY FINANCIAL SUMMARY (UNAUDITED) - CONTINUED

                                                3/31/99            6/30/99           9/30/99           12/31/99
                                                -------            -------           -------           --------
                                                            (In thousands except for per share data)
Net revenues                                    $17,082            $13,865           $17,068           $17,265
Income from operations                            1,740                873               943               784
Net income                                        1,214                111               851               277
Net income per share
    Basic                                       $  0.18            $  0.02           $  0.12           $  0.03
    Diluted                                        0.17               0.02              0.12              0.04

                                 CERTIFICATIONS

I, Lew Kwong Ann, certify that:

1. I have reviewed this annual report on Form 10-KSB of WRP Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Based on my knowledge, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2002, by WRP Corporation and to which this certification is appended (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of WRP Corporation.






Date:  October 15, 2002



                                                     /s/ Lew Kwong Ann
                                                     --------------------------
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Alan E. Zeffer, certify that:

1. I have reviewed this annual report on Form 10-KSB of WRP Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Based on my knowledge, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2002, WRP Corporation and to which this certification is appended (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operation of WRP Corporation.







Date:  October 15, 2002

                                               /s/  Alan E. Zeffer
                                               --------------------------
                                               Alan E. Zeffer
                                               Title: Chief Financial Officer