Form 10-K/A
period 2002-06-30
WRP CORP
filed 2002-10-21
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

To provide subscript signatures of accountants.

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


GRANT THORNTON


Chicago, Illinois
October 15, 2002

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