Form 10-Q
period 2002-09-30
WRP CORP
filed 2002-11-15
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2002

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

                             Yes [X]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 13, 2002, was 5,803,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.

         Condensed Consolidated Balance Sheets

         September 30, 2002 (unaudited) and June 30, 2002, unaudited .................    pgs.3-4

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Months Ended September 30, 2002 and 2001 ..............................    pg. 5

         Condensed Consolidated Statements of Cash Flow (unaudited) for the
         Three months ended September 30, 2002 and 2001 ..............................    pg. 6

         Notes to Interim Consolidated Financial Statements (unaudited) ..............    pg. 7

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations .......................................................    pg.15

Item 3.

         Quantitative and Qualitative Disclosures About Market .......................    pg.20


                           PART II - OTHER INFORMATION

Items 1.-5. ..........................................................................    pg.21

Item 6. ..............................................................................    pg.21

                        WRP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                 September 30, 2002        June 30, 2002
                                                                                 ------------------        -------------
         CURRENT ASSETS:
                   Cash and cash equivalents                                        $   808,310            $   451,948
                   Accounts receivable - trade, net of allowance for
                     doubtful accounts of $133,532 at Sept. 30, 2002
                     and $150,000 at June 30, 2002                                    2,573,118              4,846,396

                   Inventories, net                                                   6,738,185              8,506,652
                   Prepaid expenses                                                     580,991                739,944
                   Due from affiliate, net of allowance of $5,586,271                 3,437,606              3,368,050
                   Deferred tax assets                                                2,730,124              2,752,312
                   Other receivables                                                    532,053                389,242
                                                                                    -----------            -----------
                           Total current assets                                      17,400,387             21,054,544
                                                                                    -----------            -----------

         PROPERTY, PLANT AND EQUIPMENT:
                   Land rights and land improvements                                    736,535                736,535
                   Construction in progress                                              54,571                 36,084
                   Equipment, furniture and fixtures                                 16,652,004             16,534,201
                   Building improvements                                              2,313,647              2,304,128
                   Vehicles                                                              90,201                 90,201
                                                                                    -----------            -----------
                           Total property, plant and equipment                       19,846,958             19,701,149


                   Less - Accumulated depreciation and amortization                   9,580,025              9,102,424
                                                                                    -----------            -----------
                           Property, plant and equipment, net                        10,266,933             10,598,725
                                                                                    -----------            -----------

         OTHER ASSETS:
                   Goodwill, net of accumulated amortization of $707,906
                      At Sept. 30, 2002 and $707,906 at June 30, 2002                 1,042,094              1,042,094
                   Other Assets                                                         247,455                252,132
                                                                                    -----------            -----------
                           Total other assets                                         1,289,549              1,294,226
                                                                                    -----------            -----------
                                                                                    $28,956,869            $32,947,495
                                                                                    ===========            ===========

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        September 30, 2002           June 30, 2002
                                                                                        ------------------           -------------
         CURRENT LIABILITIES:
                  Accounts payable - trade                                                  $  1,613,251             $  1,255,515
                  Trade notes payable to bank                                                  2,562,943                2,860,414
                  Notes payable and current portion
                    of long-term obligations                                                     650,988                4,555,964
                  Due to affiliate                                                             2,549,443                2,657,279
                  Accrued expenses                                                             2,237,386                2,382,262
                                                                                            ------------             ------------
                          Total current liabilities                                            9,614,011               13,711,434
                                                                                            ------------             ------------
         LONG-TERM DEBT                                                                            5,545                   19,311
                                                                                            ------------             ------------
         DEFERRED TAX LIABILITY                                                                  613,615                  562,728
                                                                                            ------------             ------------
         MINORITY INTEREST IN SUBSIDIARY                                                       1,772,923                1,817,872
                                                                                            ------------             ------------
         SHAREHOLDERS' EQUITY:

                  Series A common stock, $.01 par value; 1,252,538 shares authorized;
                     1,252,538 shares issued and outstanding
                     in 2003 and 2002                                                             12,525                   12,525
                  Common stock, $.01 par value; 10,000,000 shares
                     authorized;  5,803,692 shares issued and
                     outstanding in 2003 and 2002                                                 58,037                   58,037
                  Additional paid-in capital                                                  17,942,471               17,942,471
                  Retained earnings                                                              566,918                  441,493
                  Less - Common stock in treasury, at cost, 432,600 and 412,600
                     shares at Sept. 30, 2002 and June 30, 2002, respectively                 (1,629,176)              (1,618,376)
                                                                                            ------------             ------------

                          Total shareholders' equity                                          16,950,775               16,836,150
                                                                                            ------------             ------------

                                                                                            $ 28,956,869             $ 32,947,495
                                                                                            ============             ============


   The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                  For the Three Months
                                                                                                   Ended September 30,
                                                                                                   -------------------
                                                                                               2002                 2001
                                                                                               ----                 ----
         NET SALES                                                                         $ 10,541,504         $ 12,324,518
         COST OF GOODS SOLD                                                                   8,526,381            8,695,619
                                                                                           ------------         ------------
         GROSS PROFIT                                                                         2,015,123            3,628,899
         OPERATING EXPENSES:

                       Selling, general and administrative                                    2,090,328            3,366,024
                                                                                           ------------         ------------
         (LOSS) INCOME FROM OPERATIONS                                                          (75,205)             262,875
         INTEREST EXPENSE                                                                        48,725               77,849
         OTHER INCOME                                                                           284,149               24,658
                                                                                           ------------         ------------
                       Income from continuing operations before (benefit) provision
                         from income taxes and minority interest                                160,219              209,684

         (BENEFIT) PROVISION FROM INCOME TAXES                                                   (4,255)             303,709
                                                                                           ------------         ------------
                       Income (Loss) from continuing operations before minority
                         interest                                                               164,474              (95,025)

         MINORITY INTEREST IN (LOSS) INCOME OF SUBSIDIARY                                       (39,052)              73,390
                                                                                           ------------         ------------
                                                                                           ------------         ------------
                                                 NET INCOME (LOSS)                         $    125,422         $    (20,635)
                                                                                           ============         ============

         BASIC NET INCOME (LOSS) PER COMMON SHARE

              CONTINUING OPERATIONS                                                        $       0.02         $      (0.01)

         DILUTED NET INCOME (LOSS) PER COMMON SHARE

              CONTINUING OPERATIONS                                                        $       0.02         $      (0.01)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                                                    Three Months        Three Months
                                                                        Ended              Ended
                                                                    Sep 30, 2002        Sep 30, 2001
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                         $   125,422         $   (20,635)
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation                                            477,601             490,723
                Amortization                                                  0              16,808
                Deferred income taxes                                    73,075              12,213
                Loss on disposal of property, plant and                       0                (397)
                equipment
                Changes in operating assets and liabilities-
                   Accounts receivable - trade, net                   2,273,278            (567,897)
                   Inventories, net                                   1,768,467            (576,129)
                   Prepaid expenses                                     158,953             127,728
                   Other assets                                        (138,134)           (116,656)
                   Accounts payable - trade                          (2,062,469)            892,260
                   Accrued expenses                                    (144,876)            560,686
                   Amounts due to and from affiliates                  (177,392)            453,304
                                                                    -----------         -----------
                Net cash provided by operating activities             2,353,927           1,272,008
                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                         (145,809)           (168,380)
          Minority interest in subsidiary                               (44,948)            (73,390)
                                                                    -----------         -----------
                Net cash used in investing activities                  (190,757)           (241,770)
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings on trade notes payable to banks              2,122,734             109,970
          Net payments on notes payable                              (3,918,742)         (1,055,349)
          Payments for treasury stock repurchases                       (10,800)            (36,184)
                                                                    -----------         -----------
                Net cash used in financing activities                (1,806,808)           (981,563)
                                                                    -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               356,362              48,675

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          451,948             123,742
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   808,310         $   172,417
                                                                    ===========         ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1.       DESCRIPTION OF BUSINESS:

         We are a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We are also a manufacturer of disposable latex examination and food service gloves through our 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"). In 2002, we broadened our product line to include other disposable items to be used primarily in the foodservice industry.

2.       BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2002, filed October 18, 2002. The results of operations for the three-month period ended September 30, 2002, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2003.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying interim consolidated financial statements include our accounts and those of AHPC and our 70% owned subsidiary, PT Buana. All significant intercompany transactions have been eliminated in consolidation.

4.       MAJORITY SHAREHOLDER:

         WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owns all of our outstanding Series A Common Stock and is our majority shareholder.

         At September 30, 2002, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.       COMMON STOCK:

         At September 30, 2002, we had issued 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as our Common Stock except:

                  a. Each share of Series A Common Stock is convertible into one share of our Common Stock, $.01 par value. We have reserved 1,252,538 share of Common Stock for issuance upon conversion of the Series A Common Stock.

                  b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of our Board of Directors, and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

         In March 2000, we announced that the Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the three months ended September 30, 2002, we purchased 20,000 shares of our Common Stock under this program.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarter ended September 30, 2002 and 2001, the foreign exchange gain/loss included in the determination of net income was $7,188 and $(37,439), respectively. The functional currency of PT Buana is the U.S. dollar.

7.       RELATED-PARTY TRANSACTIONS:

         At September 30, 2002 and 2001, amounts due from/to affiliates consist of the following:

                                                        2002                2001
                  Due from Affiliate-
                  Current - WRP Asia                $ 9,023,877         $ 9,497,495

                  Due to Affiliate-
                  Current - WRP Asia                $(2,549,443)        $(4,141,470)
                                                    -----------         -----------

                  Amounts due from

                  Affiliate - Net*                  $ 6,474,434         $ 5,356,025
                                                    ===========         ===========

                  Purchases from Affiliate -        $(1,186,495)        $(3,900,806)
                                                    ===========         ===========

                  Sales to Affiliate -              $ 3,017,180         $ 1,857,716
                                                    ===========         ===========

         * Right of set-off granted in October 2002.

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

         As of September 30, 2002, we have outstanding accounts receivable from WRP Asia of approximately $9,023,877. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000, were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of September 30, 2002, there were no amounts owing PT Buana from WRP Asia.

         As of September 30, 2002, we have accounts payable to WRP Asia of approximately $2,549,443, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at September 30, 2002, was approximately $6,474,434, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of their refinancing plan, which has been ongoing for over 18 months without completion.

         Subsequent to September 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to WRPC and AHPC of approximately $614,434 at September 30, 2002, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of November 13, 2002, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed in December 2002 and attributes the delays to extensive due diligence being performed by potential strategic investors. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing. We are advised by WRP Asia that all of its shares of WRPC have been pledged as collateral security to its lead lender, Standard Chartered Bank. Should WRP Asia fail to effect the restructuring or should it enter into a loan workout in which it parts with our shares, it is possible that Standard Chartered Bank or its designees may obtain ownership of these shares, which represent a majority of the beneficial ownership in us.

         On September 18, 2002, our Board of Directors passed a resolution that limits the net intercompany amount due from WRP Asia exceeding the balance of $6,200,000 on a consolidated basis. In the event that WRP Asia desires to purchase product from PT Buana, and the effect of this sale would be to increase the net amount due beyond $6,200,000, WRP Asia will be required to support these purchases by payment of cash in advance or tender of an irrevocable letter of credit to PT Buana, to cover the purchase price of the order to the extent such amount exceeds $6,200,000.

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine, as well the independent "A" Directors, G. Jeffery Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process as well as the options and alternatives available to us.

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

8.       NET INCOME (LOSS) PER SHARE:

         We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2002 and 2001 is as follows:

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30, 2002               SEPTEMBER 30, 2001
                                                            ------------------               ------------------
Basic weighted-average number of
Common shares outstanding                                       6,647,802                        6,744,155

Dilutive effect of common share
Equivalents                                                            --                               --
                                                                ---------                        ---------

         At September 30, 2002, there were 7,056,230 shares of our Common Stock and Series A Common Stock outstanding.

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000 to current employees, officers and directors were repriced effective February 29, 2000 to $2.07, the closing price on that date. All of the stock options, which were repriced, totaling 483,600 options, originally contained exercise prices that were significantly higher than the market price. We are subject to variable accounting; however, the share price has not exceeded $2.07.

9.       ACCOUNTING FOR INCOME TAXES:

         We record income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

         Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining at September 30, 2002. These NOL's are fully reserved and included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should WRP Asia transfer ownership of its shares of stock to another holder. Our U.S. operations have generated NOL's subsequent to June 30, 2002, which have not been reserved and we have recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2002, which are available to be carried back against previous years' taxable income.

         For the three months ended September 30, 2002 and 2001, we have recorded a (benefit) provision from income taxes of $(4,255) and $303,709, respectively.

10.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the three months ended September 30, 2002, there were no additional product liability lawsuits filed, and we were dismissed from one lawsuit. At September 30, 2002, we were involved in a total of 64 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name us as the sole defendant in these claims.

         We possessed product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against ourselves, AHPC and PT Buana, in addition to the indemnity of AHPC's customers to the limits of its policy, subject to deductions on each claim, to be paid by AHPC. We believe that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect us. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which we may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, management determines that our best interests will be served by settling the matter. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

11.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive profit (loss) for the three months ended September 30, 2002 and 2001 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

12.      SEGMENT REPORTING:

         We have two business segments: manufacturing and distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represents the operations of PT Buana, manufactures latex gloves and sells them primarily to AHPC and other customers through WRP Asia's distribution network. All operations of the manufacturing segment are located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         We evaluate segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest ("Pre-tax income (loss)"). Transactions between operating segments are made at prevailing market rates.

         The following tables provide financial data for the three months ended September 30, 2002 and 2001 for these segments:

THREE MONTHS ENDED
SEPTEMBER 30, 2002                            MANUFACTURING      DISTRIBUTION       ELIMINATIONS      CONSOLIDATED
                                              -------------      ------------       ------------      ------------
Revenues from external customers              $ 3,351,426        $ 7,190,078                 --         $10,541,504
Revenues from other operating segments          1,044,074                 --        $(1,044,074)                 --
Pre-tax income                                    119,430             40,789                 --             160,219
Total Assets                                   11,581,797         17,375,072                 --          28,956,869

THREE MONTHS ENDED
SEPTEMBER 30, 2001                            MANUFACTURING       DISTRIBUTION        ELIMINATIONS        CONSOLIDATED
                                              -------------       ------------        ------------        ------------
Revenues from external customers              $  2,039,330         $10,285,188                  --         $ 12,324,518
Revenues from other operating segments           1,837,910                  --        $ (1,837,910)                  --
Pre-tax loss                                        24,063            (173,747)            (60,000)            (209,684)
Total Assets                                    18,856,575          29,169,132         (10,055,447)          37,970,260

13.      NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

         In June 2001, the FASB No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amends FASB statement No.19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The provisions in this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Although early adoption is encouraged, it is not required. We will adopt the provisions in this statement for all tangible long-lived assets retirements initiated after June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception of consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Although early adoption is encouraged, it is not required. We will adopt the provisions in this statement for fiscal years beginning after June 30, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Disposal Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this statement are effective for exit and disposal activities that are initiated after

December 31, 2002, with early adoption encouraged. We plan to adopt the provision set forth in this statement for all exit and disposal activities initiated after December 31, 2002.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", FAS No. 141 addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." We will adopt this standard for all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. We anticipate that future earnings will increase without amortization expense; however, we must assess its existing goodwill for impairment. The Company's initial assessment of goodwill in accordance with SFAS 142 does not require an impairment charge.

14.      INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market. Beginning in the first quarter of 2002, we started to capitalize the duty on our freight cost. This resulted in an increase to inventories of approximately $21,000.

15.      KEY CUSTOMERS:

         Our customers include leading foodservice distributors and healthcare product suppliers. During the three months ended September 30, 2002, three of AHPC's national customers accounted for 64.5%, 13.5% and 7.7% of net sales. The loss of any of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from, to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by these three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves. During the year ended, June 30, 2002, we entered into a transition service agreement with Maxxim, whereby Maxxim will service the vast majority of our medical customers, as we substantially reduced our medical sales staff and presence in the medical market. This agreement is expected to reduce sales to Maxxim.

16.      CREDIT FACILITY:

         On December 1, 1998, AHPC entered into a $10,000,000 three-year credit agreement through December 1, 2001, with a major financial services company. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper (1.71% at September 30, 2002), plus 4.50%. The credit facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility. In conjunction with a waiver of the covenant violations as of June 30, 2002, the existing credit facility agreement was amended to expire on December 1, 2003. As of September 30, 2002, we were in compliance with our covenants.

17.      MEDICAL BUSINESS:

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., (MAXXIM), whereby MAXXIM would service most of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned the business with respect to most of its customers in the medical division to MAXXIM.

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the three months ended September 30, 2002, we recorded net sales of $10,541,504. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

         During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the first quarter of our fiscal year ended June 30, 2002.

         THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $10,541,504 and $12,324,518 for the three months ended September 30, 2002 and 2001, respectively. This represents a 14.5% decline in net sales for the quarter compared to the year earlier period. The decrease in sales of $1,783,014 was due, in part, to our transition out of most of the medical business.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 1.9% from $8,695,619 for the three-month period ended September 30, 2001, to $8,526,381 for the three months ended September 30, 2002, due to the decline in sales caused by our transition out of most of the acute-care medical business. As a percentage of net sales, cost of goods sold increased from 70.6% for the three months ended September 30, 2001, to 80.9% for the three months ended September 30, 2002. The gross profit percentage decreased to 19.1% in the quarter ended September 30, 2002 versus 29.4% in the same period of 2001. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2001 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 37.9% from $3,366,024 for the three months ended September 30, 2001, to $2,090,328 for the three months ended September 30, 2002. The decrease of $1,275,694 in SG&A expenses is attributable to a decrease in salaries and salary-related expense associated with our transition out of the acute-care medical business offset by an increase in marketing expense related to expanding our foodservice product-line offerings.

         Loss from operations was $(75,205) for the three months ended September 30, 2002, as compared to income from operations of $262,875 for the three months ended September 30, 2001. This loss from operations reflects the reduction in sales and increased costs of goods sold. For the three months ended September 30, 2002 and 2001, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $264,430 and $396,519, respectively.

         Interest expense declined during the three months ended September 30, 2002, to $48,725 compared to $77,849 in the same quarter of 2001. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2002 versus the 2001 comparable quarter.

         We recorded a foreign currency exchange gain of $7,188 in the quarter ended September 30, 2002 versus a foreign exchange loss of $37,493 in the comparable period in 2001 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($250,000) and miscellaneous income. Other income for the quarter ended September 30, 2002 and 2001 was $284,149 and $24,658, respectively.

         The (benefit) provision for income taxes for the three months ended September 30, 2002 was $(4,255) and $303,709 for the comparable 2001 period. This change in income taxes is primarily attributable to the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002 which can be used to offset future U.S. generated taxable income through the year 2004.

         For the three months ended September 30, 2002, our net income was $125,422, compared to a net loss of $(20,635) in the same period of 2001. Diluted earnings (loss) per share for the three months ended September 30, 2002 and 2001 was $0.02 and $(0.01), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED SEPTEMBER 30, 2002:

         Cash and cash equivalents at September 30, 2002, was $808,310, an increase of $356,362 from $451,948 at June 30, 2002. We experienced an increase in cash flows during the three months ended September 30, 2002, primarily from cash provided by operating activities.

         Our operations provided cash of $2,353,927 during the three months ended September 30, 2002, primarily as a result of a decrease in accounts receivable of $2,273,278 and a decrease in inventory of $1,768,467.

         Net trade accounts receivable at September 30, 2002, decreased 46.9% to $2,573,118 from $4,846,396 at June 30, 2002. Net inventories at September 30, 2002, were $6,738,185 and decreased from the level at June 30, 2002, of $8,506,652 due to our transition out of the acute-care medical business, offset by increased shipments from PT Buana, new inventory purchases from non-affiliated parties and increases in safety stock levels. We anticipate our inventory to continue to decrease over the near-term, as we complete our transition out of the acute-care medical business and due to anticipated short-term shortages caused by the West Coast dock workers' strike.

         During the three months ended September 30, 2002, we used cash in investing activities of $190,757. We spent $145,809 for capital improvement expenditures during the three-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the three months ended September 30, 2002, cash was used from financing activities in the amount of $1,806,808. We decreased borrowings on our line of credit facility by $3,918,742 and made stock repurchases of $10,800.

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

         As of September 30, 2002, we have outstanding accounts receivable from WRP Asia of approximately $9,023,877. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000, were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of September 30, 2002, there were no amounts owing PT Buana from WRP Asia.

         As of September 30, 2002, we have accounts payable to WRP Asia of approximately $2,549,443, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at September 30, 2002, was approximately $6,474,434, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of their refinancing plan, which has been ongoing for over 18 months, without completion.

         Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to us and AHPC of approximately $614,434 at September 30, 2002, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of October 30, 2002, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed no later than the first quarter of 2003 and attributes the delays to extensive due diligence being performed by potential strategic investors and the regulatory delays associated with a Malaysian governmental agency involved with one segment of the proposed transition. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing.

         On September 18, 2002, our Board of Directors passed a resolution that limits the net intercompany amount due from WRP Asia exceeding the balance of $6,200,000 on a consolidated basis. In the event that WRP Asia desires to purchase product from PT Buana, and the effect of this sale would be to increase the net amount due beyond $6,200,000, the resolution requires WRP Asia to support these purchases by payment of cash in advance or tender of an irrevocable letter of credit to PT Buana to cover the purchase price of the order to the extent such amount exceed $6,200,000.

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

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.71% at September 30, 2002). At September 30, 2002, we had outstanding $452,843 on the revolving line of credit and $650,988 of letter of credit liabilities under the credit facility. As of September 30, 2002, we were in compliance with all of our covenants.

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

         As of September 30, 2002, we had the following contractual obligations and commercial commitments:

                                                               PAYMENTS DUE BY PERIOD
         CONTRACTUAL                              --------------------------------------------------
         OBLIGATION               TOTAL           LESS THAN 1 YEAR        1-3 YEARS        4-5 YEARS
         ----------               -----           ----------------        ---------        ---------
       Operating Leases         $1,341,234            $ 577,985            $763,249           -0-

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2002.

         We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at September 30, 2002, approximated its fair value.

         ITEM 4.  CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART II

ITEM 1-5.

No changes

ITEM 6   (a)  EXHIBIT 99.1

         Certification of CEO and CFO pursuant to Section 90C of the Sarbanes-Oxley Act of 2002.

         (b)  REPORTS ON FORM 8-K

         During the three-month period ended September 30, 2002, we did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WRP Corporation
                                               (Registrant)


Date:   November 14, 2002                    By:/s/ Alan E. Zeffer
                                                ------------------
                                             Name:  Alan E. Zeffer
                                             Title:    Chief Financial Officer
                                             Vice President Finance/Operations

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Lew Kwong Ann, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of WRP Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Lew Kwong Ann
-----------------
Lew Kwong Ann
-----------------------
Chief Executive Officer

                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Alan E. Zeffer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of WRP Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Alan E. Zeffer
------------------
Alan E. Zeffer
-----------------------
Chief Financial Officer