Form 10-Q
period 2002-12-31
WRP CORP
filed 2003-02-14
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of February 4, 2003 was 5,803,692 and 1,252,538 respectively.

                                 WRP CORPORATION

                                      INDEX

                                    PART I - FINANCIAL INFORMATION

Item 1.

         Condensed Consolidated Balance Sheets
         December 31, 2002 (unaudited) and June 30, 2002, (unaudited)..................... pgs. 3-4

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Months Ended December 31, 2002 and 2001......................................  pg. 5

         Condensed Consolidated Statements of Operations (unaudited) for the
         Six Months Ended December 31, 2002 and 2001........................................  pg. 6

         Condensed Consolidated Statements of Cash Flow (unaudited) for the
         Six months ended December 31, 2002 and 2001. ......................................  pg. 7

         Notes to Interim Consolidated Financial Statements (unaudited).....................  pg. 8

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................. pg. 17

Item 3.

         Quantitative and Qualitative Disclosures About Market.............................. pg. 24


                                    PART II - OTHER INFORMATION

Items 1.-5. ................................................................................ pg. 25

Item 6.  ................................................................................... pg. 25

                        WRP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                         December 31, 2002     June 30, 2002
                                                                         -----------------     -------------
CURRENT ASSETS:
          Cash and cash equivalents                                      $         895,038     $     451,948
          Accounts receivable - trade, net of allowance for doubtful
            accounts of $57,571 at December 31, 2002 and $150,000 at             2,154,081         4,846,396
            June 30, 2002
          Inventories, net                                                       9,548,711         8,506,652
          Prepaid expenses                                                         887,745           739,944
          Due from affiliate, net of allowance of $5,586,271                     4,342,987         3,368,050
          Deferred tax assets                                                    2,707,293         2,752,312
          Other receivables                                                        634,772           389,242
                                                                         -----------------     -------------
                  Total current assets                                          21,170,627        21,054,544
                                                                         -----------------     -------------


PROPERTY, PLANT AND EQUIPMENT:
          Land rights and land improvements                                        736,535           736,535
          Construction in progress                                                  67,138            36,084
          Equipment, furniture and fixtures                                     16,726,478        16,534,201
          Building improvements                                                  2,316,226         2,304,128
          Vehicles                                                                 115,467            90,201
                                                                         -----------------     -------------
                  Total property, plant and equipment                           19,961,844        19,701,149
          Less - Accumulated depreciation and amortization                      10,025,980         9,102,424
                                                                         -----------------     -------------
                  Property, plant and equipment, net                             9,935,864        10,598,725
                                                                         -----------------     -------------

OTHER ASSETS:
          Goodwill, net of accumulated amortization of $707,906
             at December 31, 2002 and $707,906 at June 30, 2002                  1,042,094         1,042,094
          Other Assets                                                             249,618           252,132
                                                                         -----------------     -------------
                  Total other assets                                             1,291,712         1,294,226
                                                                         -----------------     -------------
                                                                         $      32,398,203     $  32,947,495
                                                                         =================     =============

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            December 31, 2002      June 30, 2002
                                                                            -----------------      -------------
CURRENT LIABILITIES:
         Accounts payable - trade                                           $       2,563,498      $   1,255,515
         Trade notes payable to bank                                                3,504,801          2,860,414
         Notes payable and current portion of
           long-term obligations                                                    1,142,208          4,555,964
         Due to affiliate                                                           3,963,261          2,657,279
         Accrued expenses                                                           2,089,012          2,382,262
                                                                            -----------------      -------------
                 Total current liabilities                                         13,262,780         13,711,434
                                                                            -----------------      -------------

LONG-TERM DEBT                                                                         25,462             19,311
                                                                            -----------------      -------------

DEFERRED TAX LIABILITY                                                                622,975            562,728
                                                                            -----------------      -------------

MINORITY INTEREST IN SUBSIDIARY                                                     1,728,798          1,817,872
                                                                            -----------------      -------------

SHAREHOLDERS' EQUITY:
         Series A common stock, $.01 par value; 1,252,538 shares
            authorized; 1,252,538 shares issued and outstanding
            in 2003 and 2002                                                           12,525             12,525
         Common stock, $.01 par value; 10,000,000 shares
            authorized;  5,803,692 shares issued and
            outstanding at December 31, 2002 and June 30, 2002                         58,037             58,037
         Additional paid-in capital                                                17,942,471         17,942,471
         Retained earnings                                                            374,331            441,493
         Less - Common stock in treasury, at cost, 432,600 and 412,600
            shares at December 31, 2002 and June 30, 2002, respectively            (1,629,176)        (1,618,376)
                                                                            -----------------      -------------
                 Total shareholders' equity                                        16,758,188         16,836,150
                                                                            -----------------      -------------
                                                                            $      32,398,203      $  32,947,495
                                                                            =================      =============


   The accompanying notes to interim consolidated financial statements are an integral part of these balance sheets.

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           For the Three Months
                                                                            Ended December 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
NET SALES                                                             $  8,792,517      $ 12,017,630

COST OF GOODS SOLD                                                       7,232,674         8,751,767
                                                                      ------------      ------------
GROSS PROFIT                                                             1,559,843         3,265,863

OPERATING EXPENSES:
     Selling, general and administrative                                 1,980,410         3,270,646
                                                                      ------------      ------------
LOSS FROM OPERATIONS                                                      (420,567)           (4,783)

INTEREST EXPENSE                                                            21,099            81,363

OTHER INCOME                                                               151,972            11,901
                                                                      ------------      ------------
     Loss from continuing operations before benefit
      from income taxes and minority interest                             (289,694)          (74,245)

BENEFIT FROM INCOME TAXES                                                  (52,982)          (30,287)
                                                                      ------------      ------------

     Loss from continuing operations before minority interest and
      extraordinary item                                                  (236,712)          (43,958)
MINORITY INTEREST IN INCOME OF SUBSIDIARY                                   44,126            18,580
                                                                      ------------      ------------
     Loss from continuing operations before extraordinary item            (192,586)          (25,378)
EXTRAORDINARY ITEM, NET OF TAX                                                  --          (105,232)
                                                                      ------------      ------------
               NET LOSS                                               $   (192,586)     $    (20,635)
                                                                      ============      ============

BASIC NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                               $      (0.03)     $      (0.01)

DILUTED NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                               $      (0.03)     $      (0.02)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                               For the Six Months
                                                                                                Ended December 31,
                                                                                         ------------------------------
                                                                                             2002              2001
                                                                                         ------------      ------------
NET SALES                                                                                $ 19,334,021      $ 24,342,148

COST OF GOODS SOLD                                                                         15,759,055        17,447,386
                                                                                         ------------      ------------
GROSS PROFIT                                                                                3,574,966         6,894,762

OPERATING EXPENSES:
     Selling, general and administrative                                                    4,070,738         6,636,670
                                                                                         ------------      ------------
(LOSS) INCOME FROM OPERATIONS                                                                (495,772)          258,092
INTEREST EXPENSE                                                                               69,824           159,212
OTHER INCOME                                                                                  436,121            36,559
                                                                                         ------------      ------------
     (Loss) Income from continuing operations before (benefit)
      provision from income taxes and minority interest                                      (129,475)          135,439

(BENEFIT) PROVISION FROM INCOME TAXES                                                         (57,237)          273,422
                                                                                         ------------      ------------

     Loss from continuing operations before minority interest and extraordinary item          (72,238)         (137,983)

MINORITY INTEREST IN INCOME OF SUBSIDIARY                                                       5,074            91,970
                                                                                         ------------      ------------
     Loss from continuing operations before extraordinary item                                (67,164)          (46,013)

EXTRAORDINARY ITEM, NET OF TAX                                                                     --          (105,232)
                                                                                         ------------      ------------
                   NET LOSS                                                              $    (67,164)     $   (151,245)
                                                                                         ============      ============

BASIC NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                                  $      (0.01)     $      (0.01)

DILUTED NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                                  $      (0.01)     $      (0.02)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
        FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                              Six Months        Six Months
                                                                                Ended             Ended
                                                                             December 31,      December 31,
                                                                                 2002              2001
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                           $    (67,164)     $   (151,245)
          Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation                                                      928,200           982,166
                Amortization                                                           --            33,616
                Deferred income taxes                                             105,266           (48,972)
                (Gain) loss on disposal of property, plant and equipment           (3,811)           24,328
                Changes in operating assets and liabilities-
                   Accounts receivable - trade, net                             2,692,315          (278,748)
                   Inventories, net                                            (1,042,059)       (1,837,480)
                   Prepaid expenses                                              (147,801)          (33,063)
                   Other assets                                                  (243,016)         (125,730)
                   Accounts payable - trade                                     1,307,983         1,309,285
                   Accrued expenses                                              (293,249)          677,354
                   Amounts due to and from affiliates                             331,045          (270,348)
                                                                             ------------      ------------
                Net cash provided by operating activities                       3,567,709           281,163
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                   (261,527)         (269,054)
          Proceeds on sales of property, plant and equipment                           --             7,714
          Minority interest in subsidiary                                         (89,074)          (91,970)
                                                                             ------------      ------------
                Net cash used in investing activities                            (350,601)         (353,310)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net borrowings on trade notes payable to banks                          644,387           611,225
          Net payments on notes payable                                        (3,407,605)         (209,934)
          Payments for treasury stock repurchases                                 (10,800)          (46,376)
                                                                             ------------      ------------
                Net (cash used in) provided by financing activities            (2,774,018)          654,915
                                                                             ------------      ------------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                         443,090           282,768

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    451,948           123,742
                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    895,038      $    406,510
                                                                             ============      ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

2.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2002, filed October 18, 2002. The results of operations for the six-month period ended December 31, 2002, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

         At December 31, 2002, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.       COMMON STOCK:

         At December 31, 2002, we had issued 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the

Series A Common Stock owned by WRP Asia are substantially the same as our Common Stock except:

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

         During the six months ended, December 31, 2002, we purchased $10,800 of our Common Stock.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarter ended December 31, 2002 and 2001, the foreign exchange gain included in the determination of net income was $6,050 and $815, respectively. The functional currency of PT Buana is the U.S. dollar.

7.       RELATED-PARTY TRANSACTIONS:

         At December 31, 2002 and 2001, amounts due from/to affiliates consist of the following:

                                                  2002            2001
                  Due from Affiliate-
                  Current - WRP Asia          $  9,929,258     $ 9,815,316

                  Due to Affiliate-
                  Current - WRP Asia          $ (3,963,261)    $(3,735,639)
                                              ------------     -----------

                  Amounts due from
                  Affiliate - Net *           $  5,965,997     $ 6,079,677
                                              ============     ===========

                  Purchases from Affiliate -  $ (2,840,045)    $(7,314,889)
                                              =============    ===========

                  Sales to Affiliate -        $   4,546,705    $ 3,634,665
                                              =============    ===========

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

         As of December 31, 2002, we have outstanding accounts receivable from WRP Asia of approximately $9,929,258. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000, were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of December 31, 2002, there is approximately $853,085 owing PT Buana from WRP Asia.

         As of December 31, 2002, we have accounts payable to WRP Asia of approximately $3,963,261, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at December 31, 2002, was approximately $5,965,997, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of WRP Asia's refinancing plan, which has been ongoing for over 18 months without completion.

         Subsequent to September 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to WRPC and AHPC of approximately $473,359 at December 31, 2002, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure long-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of December 31, 2002, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed in April 2003 and attributes the delays to extensive due diligence being performed by potential strategic investors. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing. WRP Asia advises us that all of its shares of WRPC have been pledged as collateral security to its lead lender, Standard Chartered Bank. Should WRP Asia fail to effect the restructuring or should it enter into a loan workout in which it parts with our shares, it is possible that Standard Chartered Bank or its designees may obtain ownership of these shares, which represent a majority of the beneficial ownership in us.

         On September 18, 2002, our Board of Directors passed a resolution that limits the net intercompany amount due from WRP Asia exceeding the balance of $6,200,000 on a consolidated basis. In the event that WRP Asia desires to purchase product from PT Buana, and the effect of this sale would be to increase the net amount due beyond $6,200,000, WRP Asia is required, under this resolution, to support these purchases by payment of cash in advance or tender of an irrevocable letter of credit to PT Buana, to cover the purchase price of the order to the extent such amount exceeds $6,200,000.

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

8.       NET INCOME (LOSS) PER SHARE:

         We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three and six months ended December 31, 2002 and 2001 is as follows:

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                            DECEMBER 31, 2002                DECEMBER 31, 2001
                                                            -----------------                ------------------
Basic weighted-average number of
Common shares outstanding                                       6,639,690                        6,696,189
Dilutive effect of common share
Equivalents                                                            --                               --
                                                               ----------                       ----------
Dilutive weighted-average number of common shares
outstanding                                                     6,639,690                        6,696,189


                                                             SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                            DECEMBER 31, 2002                DECEMBER 31, 2001
                                                            -----------------                -----------------
Basic weighted-average number of
Common shares outstanding                                       6,642,871                        6,744,155
Dilutive effect of common share
Equivalents                                                            --                               --
                                                               ----------                       ----------

Dilutive weighted-average number of common
shares outstanding                                              6,642,871                        6,744,155

         At December 31, 2002, there were 7,056,230 shares of our Common Stock and Series A Common Stock outstanding.

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

         Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining at December 31, 2002. These NOL's are fully reserved and included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should WRP Asia transfer ownership of its shares of stock to another holder. Our U.S. operations have generated NOL's subsequent to June 30, 2002, which have not been reserved and we have recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2002, which are available to be carried back against previous years' taxable income.

         For the six months ended December 31, 2002 and 2001, we have recorded a (benefit) provision from income taxes of $(57,237) and $273,422, respectively.

10.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the six months ended December 31, 2002, there were no additional product liability lawsuits filed, and we were dismissed from one lawsuit. At December 31, 2002, we were involved in a total of 64 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name us as the sole defendant in these claims.

         We possess product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against ourselves, AHPC and PT Buana, in addition to the indemnity of AHPC's customers to the limits of its policy, subject to deductions on each claim, to be paid by AHPC. We believe that all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially or adversely affect us. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which we may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We will vigorously contest any latex claim initiated against us, but will enter into a settlement agreement, where, after careful consideration, management determines that our best interests will be served by settling the matter. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

11.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive profit (loss) for the six months ended December 31, 2002 and 2001 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

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

         The following tables provide financial data for the six months ended December 31, 2002 and 2001 for these segments:

THREE MONTHS ENDED
DECEMBER 31, 2002                             MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers                 $1,636,758       $ 7,155,759       $         --      $ 8,792,517
Revenues from other operating segments            1,568,318                --         (1,568,318)              --
Pre-tax income                                     (139,808)         (149,886)                --         (289,694)
Total Assets                                     12,098,523        20,299,678                 --       32,398,202

THREE MONTHS ENDED
DECEMBER 31, 2001                             MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers                $ 1,920,978      $ 10,096,652       $         --     $ 12,017,630
Revenues from other operating segments            1,411,981                --         (1,411,981)              --
Pre-tax loss                                       (157,220)          (87,257)            20,000         (224,477)
Total Assets                                     18,790,675        36,373,091        (15,888,916)      39,274,850

SIX MONTHS ENDED
DECEMBER 31, 2002                             MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers                $ 4,988,184      $ 14,345,837       $         --     $ 19,334,021
Revenues from other operating segments            2,612,392                --         (2,612,392)              --
Pre-tax (loss) income                               (20,378)         (109,097)                --         (129,475)
Total assets                                     12,098,523        20,299,678                 --       32,398,202

SIX MONTHS ENDED
DECEMBER 31, 2001                             MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers                 $3,960,308       $20,381,840       $         --      $24,342,148
Revenues from other operating segments            3,247,891                --         (3,247,891)              --
Pre-tax income (loss)                              (181,283)           65,490            101,000          (14,793)
Total assets                                     18,790,675        36,373,091        (15,888,916)      39,274,850

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," FAS No. 141 addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." We will adopt this standard for all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. We anticipate that future earnings will increase without amortization expense; however, we must assess its existing goodwill for impairment. Our goodwill, previously disclosed as arising from its purchase of PT Buana, represents the excess of purchase price over fair market value of the net assets of AHPC. Our assessment of goodwill as of June 30, 2002 and the effective date of SFAS No.142 does not require an impairment charge.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123". This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

14.      INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market.

15.      KEY CUSTOMERS:

         Our customers include leading foodservice distributors and healthcare product suppliers. During the six months ended December 31, 2002, three of AHPC's national customers accounted for 64.8%, 8.6% and 8.0% of net sales. The loss of any of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from, to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by these three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves. During the year ended, June 30, 2002, we entered into a transition service agreement with Maxxim, whereby Maxxim will service the vast majority of our medical customers, as we substantially reduced our medical sales staff and presence in the medical market. This agreement is expected to reduce sales to Maxxim.

16.      CREDIT FACILITY:

         On December 1, 1998, AHPC entered into a $10,000,000 three-year credit agreement through December 1, 2001, with a major financial services company. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper (1.30% at December 31, 2002), plus 4.50%. The credit facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility.

         In conjunction with a waiver of the covenant violations as of June 30, 2002, the existing credit facility agreement was amended to expire on December 1, 2003. As of December 31, 2002, we were in compliance with our covenants.

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

18.      NASDAQ LISTING:

         On February 14, 2002, NASDAQ notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Marketplace Rule 4310(c)(4) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until August 13, 2002, to regain compliance with the Rule.

         On August 14, 2002 NASDAQ notified us that we had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D). However, NASDAQ noted that we meet the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule

4310(c)(2)(A). Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided an additional 180 days, or until February 10, 2003, to regain compliance. In order to regain compliance our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If compliance with this Rule cannot be demonstrated by February 10, 2003, NASDAQ will notify us that our securities will be delisted. At that time, we may appeal NASDAQ's decision to a Listing Qualifications Panel.

19.      WEST COAST DOCK STRIKE:

         During October 2002, labor negotiations between the Pacific Maritime Association and the International Longshore and Warehouse Union broke down resulting in all West Coast ports being closed for ten days. Since we import all our products through these ports, we were unable to have product delivered during this time period. Additionally, by the end of the tenth day, work stoppage we had 25 containers waiting to be unloaded at various ports on the West Coast. It took us approximately 60 days to clear this backlog. Due to the work stoppage and subsequent shipping delays we incurred additional costs of approximately $297,000.

20.      SUBSEQUENT EVENT:

         On February 11, 2003 MAXXIM filed for protection under Chapter 11 of the Federal Bankruptcy Act in the District of Delaware. It is our understanding that they plan to continue to do business and to reorganize their operations as a debtor in possession. Under our Transition Services Agreement dated as of March 1, 2002 with MAXXIM, MAXXIM agreed to pay us $375,000 in the aggregate upon achievement of certain milestones, all of which were achieved. To date MAXXIM has only paid $125,000 of such obligations, however we have included as income the accrued, unpaid portion of these obligations. The total amount due from MAXXIM is $283,279, of this amount, $250,000 is for payments due under the transition agreement. Since the future success of MAXXIM may be contingent upon the business we transitioned to MAXXIM, we believe this amount will ultimately be collectible. The remaining balance due of $33,279, represents trade accounts receivable, and we believe we have adequate reserves to cover this amount if this receivable should prove uncollectible.

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the six months ended December 31, 2002, we recorded net sales of $19,334,021. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

         During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the second quarter of our fiscal year ended June 30, 2002.

         THREE MONTHS ENDED DECEMBER 31, 2002, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $8,792,517 and $12,017,630 for the three months ended December 31, 2002 and 2001, respectively. This represents a 26.8% decline in net sales for the year compared to the year earlier period. The decrease in sales of $3,225,113 was due, in part, to our transition out of most of the medical business and a reduction in production from PT Buana in the month of December 2002.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 17.4% from $8,751,767 for the three months ended December 31, 2001, to $7,232,674 for the three months ended December 31, 2002, due to the decline in sales caused by our transition out of most of the acute-care medical business and the reduction in PT Buana's production. As a percentage of net sales, cost of goods sold increased from 72.8% for the three months ended December 31, 2001, to 82.3% for the three months ended December 31, 2002. The gross profit percentage decreased to 17.7% in the three month ended December 31, 2002 versus 27.2% in the same period of 2001. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2001 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products, costs associated with the West Coast dock strike and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 39.4% from $3,270,646 for the three months ended December 31, 2001, to $1,980,410 for the three months ended December 31, 2002. The decrease of $1,290,236 in SG&A expenses is attributable to a decrease in salaries and salary-related expense associated with our transition out of the acute-care medical business offset by an increase in marketing expense related to expanding our foodservice product-line offerings.

         Loss from operations was $(192,586) for the three months ended December 31, 2002, as compared to loss from operations of $(4,783) for the three months ended December 31, 2001. This loss from operations reflects the reduction in sales and increased costs of goods sold.

         Interest expense declined during the three months ended December 31, 2002, to $21,099 compared to $81,363 in the same quarter of 2001. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2002 versus the 2001 comparable quarter.

         We recorded a foreign currency exchange gain from our Indonesian subsidiary, PT Buana, in the quarters ended December 31, 2002 and 2001 of $6,050 and $815, respectively. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($125,000) and miscellaneous income. Other income for the quarter ended December 31, 2002 and 2001 was $151,972 and $11,901, respectively.

         The benefit for income taxes for the three months ended December 31, 2002 was $(52,982) and $(30,287) for the comparable 2001 period. This change in income taxes is primarily attributable to the net loss for the three-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002 which can be used to offset future U.S. generated taxable income through the year 2004.

         For the three months ended December 31, 2002, our net loss was $(192,586), compared to a net loss of $(130,610) in the same period of 2001. Diluted loss per share for the three months ended December 31, 2002 and 2001 was $(0.03) and $(0.01), respectively.

         SIX MONTHS ENDED DECEMBER 31, 2002, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $19,334,021 and $24,342,148 for the six months ended December 31, 2002 and 2001, respectively. This represents a 20.6% decline in net sales for the year compared to the year earlier period. The decrease in sales of $5,008,127 was due, in part, to our transition out of most of the medical business and a reduction in production from PT Buana in the month of December 2002.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 9.7% from $17,447,386 for the six-month period ended December 31, 2001, to $15,759,055 for the six months ended December 31, 2002, due to the decline in sales caused by our transition out of most of the acute-care medical business and the reduction in PT Buana's production. As a percentage of net sales, cost of goods sold increased from 71.7% for the six months ended December 31, 2001, to 81.5% for the six months ended December 31, 2002. The gross profit percentage decreased to 18.5% in the six month ended December 31, 2002 versus 28.3% in the same period of 2001. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2001 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products, costs associated with the west coast dock strike and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 38.7% from $6,636,670 for the six months ended December 31, 2001, to $4,070,738 for the six months ended December 31, 2002. The decrease of $2,565,932 in SG&A expenses is attributable to a decrease in salaries and salary-related expense associated with our transition out of the acute-care medical business offset by an increase in marketing expense related to expanding our foodservice product-line offerings.

         Loss from operations was $(495,772) for the six months ended December 31, 2002, as compared to income from operations of $258,092 for the six months ended December 31, 2001. This loss from operations reflects the reduction in sales and increased costs of goods sold.

         Interest expense declined during the six months ended December 31, 2002, to $69,824 compared to $159,212 in the same six-month period of 2001. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2002 versus the 2001 comparable quarter.

         We recorded a foreign currency exchange gain of $1,138 in the quarter ended December 31, 2002 versus a foreign exchange loss of $36,678 in the comparable period in 2001 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($375,000) and miscellaneous income. Other income for the six-month ended December 31, 2002 and 2001 was $436,121 and $36,559, respectively.

         The (benefit) provision for income taxes for the six months ended December 31, 2002 was $(57,237) and $273,422 for the comparable 2001 period. This change in income taxes is primarily attributable to the net loss for the six-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002 which can be used to offset future U.S. generated taxable income through the year 2004.

         For the six months ended December 31, 2002, our net loss was $(67,164), compared to a net loss of $(151,245) in the same period of 2001. Diluted loss per share for the six months ended December 31, 2002 and 2001 was $(0.01) and $(0.01), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

SIX MONTHS ENDED DECEMBER 31, 2002:

         Cash and cash equivalents at December 31, 2002, was $895,038, an increase of $443,090 from $451,948 at June 30, 2002. We experienced an increase in cash flows during the six months ended December 31, 2002, primarily from cash provided by operating activities.

         Our operations provided cash of $3,567,709 during the six months ended December 31, 2002, primarily as a result of a decrease in accounts receivable of $2,692,315 and an increase in inventory of $1,042,059.

         Net trade accounts receivable at December 31, 2002, decreased 55.6% to $2,154,081 from $4,846,396 at June 30, 2002. The decrease in accounts receivable was due to our transition out of most of the medical business. Net inventories at December 31, 2002, were $9,548,711 and increased from the level at June 30, 2002, of $8,506,652, due to our build up on our Dermasafe brand glove and increases in safety stock levels. We anticipate our inventory to decrease over the near-term, as we complete our transition out of the acute-care medical business and due to anticipated short-term shortages caused by the West Coast dock strike.

         During the six months ended December 31, 2002, we used cash in investing activities of $350,601. We spent $261,527 for capital improvement expenditures during the six-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the six months ended December 31, 2002, cash was used from financing activities in the amount of $2,774,018. We decreased borrowings on our line of credit facility by $3,407,605 and made stock repurchases of $10,800.

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

         As of December 31, 2002, we have outstanding accounts receivable from WRP Asia of approximately $9,929,258. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of December 31, 2002, there is approximately $853,085 owing PT Buana from WRP Asia.

         As of December 31, 2002, we have accounts payable to WRP Asia of approximately $3,963,261, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at December 31, 2002, was approximately $5,965,997, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of their refinancing plan, which has been ongoing for over 18 months, without completion.

         Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to us and AHPC of approximately $473,359 at December 31, 2002, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of February 13, 2003, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed no later than the April 2003 and attributes the delays to extensive due diligence being performed by potential strategic investors and the regulatory delays associated with a Malaysian governmental agency involved with one segment of the proposed transition. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing.

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

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.30% at December 31, 2002). At December 31, 2002, we had outstanding $185,989 on the revolving line of credit and $933,311 of letter of credit liabilities under the credit facility. As of December 31, 2002, we were in compliance with all of our covenants.

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

         As of December 31, 2002, we had the following contractual obligations and commercial commitments:

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
         CONTRACTUAL
         OBLIGATION            TOTAL       LESS THAN 1 YEAR      1-3 YEARS      4-5 YEARS
         -----------           -----       ----------------      ---------      ---------
       Operating Leases     $1,196,452        $  289,106          $907,346         -0-

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2002.

         We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at December 31, 2002, approximated its fair value.

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

ITEM 1-5.

No changes

ITEM 6 (a)  EXHIBIT 99.1

     Certification of CEO and CFO pursuant to Section 90C of the Sarbanes-Oxley Act of 2002.


       (b) REPORTS ON FORM 8-K

     During the six-month period ended December 31, 2002, we did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WRP Corporation
                                             (Registrant)


Date:   February 13, 2003                  By:/s/ Alan E. Zeffer
                                              ------------------
                                           Name:  Alan E. Zeffer
                                           Title:    Chief Financial Officer
                                           Vice President Finance/Operations

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:    February 13, 2003

/s/ Lew Kwong Ann
-----------------
Lew Kwong Ann
------------------------------
Chief Executive Officer

                                  CERTIFICATION

           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:    February 13, 2003

/s/ Alan E. Zeffer
------------------
Alan E. Zeffer
Chief Financial Officer