Form 10-Q
period 2003-03-31
WRP CORP
filed 2003-05-20
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2003

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

                                                                 Yes [X]  No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of February 4, 2003, was 5,803,692 and 1,252,538, respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

         A quarterly review of the third quarter financial statements has not been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 100.

Item 1.

         Condensed Consolidated Balance Sheets
         March 31, 2003 (unaudited) and June 30, 2002, (unaudited)..............        pgs.3-4

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 2003 and 2002.............................          pg. 5

         Condensed Consolidated Statements of Operations (unaudited) for the
         Nine Months Ended March 31, 2003 and 2002..............................          pg. 6

         Condensed Consolidated Statements of Cash Flow (unaudited) for the
         Nine months ended March 31, 2003 and 2002..............................          pg. 7

         Notes to Interim Consolidated Financial Statements (unaudited).........          pg. 8

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................          pg.18

Item 3.

         Quantitative and Qualitative Disclosures About Market..................          pg.24

Item 4.  Controls and Procedures................................................     pgs. 24-25

                           PART II - OTHER INFORMATION

Items 1.-5......................................................................          pg.25

Item 6..........................................................................          pg.25

                        WRP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                    March 31, 2003              June 30, 2002
                                                                                    --------------              -------------
CURRENT ASSETS:
          Cash and cash equivalents                                                 $     424,943               $     451,948
          Accounts receivable - trade, net of allowance for
          doubtful accounts of $57,571 at March 31, 2003 and $150,000
            at June 30, 2002                                                            1,906,524                   4,846,396
          Inventories, net                                                              9,485,965                   8,506,652
          Prepaid expenses                                                                765,684                     739,944
          Due from affiliate, net of allowance of $5,586,271                            3,901,233                   3,368,050
          Deferred tax assets                                                           2,816,924                   2,752,312
          Other receivables                                                               493,634                     389,242
                                                                                    -------------               -------------
                  Total current assets                                                 19,794,907                  21,054,544
                                                                                    -------------               -------------

PROPERTY, PLANT AND EQUIPMENT:
          Land rights and land improvements                                               736,535                     736,535
          Construction in progress                                                         56,360                      36,084
          Equipment, furniture and fixtures                                            16,677,077                  16,534,201
          Building improvements                                                         2,336,683                   2,304,128
          Vehicles                                                                        115,467                      90,201
                                                                                    -------------               -------------
                  Total property, plant and equipment                                  19,922,122                  19,701,149
          Less - Accumulated depreciation and amortization                             10,418,815                   9,102,424
                                                                                    -------------               -------------
                  Property, plant and equipment, net                                    9,503,307                  10,598,725
                                                                                    -------------               -------------

OTHER ASSETS:
          Goodwill, net of accumulated amortization of $707,906
            at March 31, 2003 and $707,906 at June 30, 2002                             1,042,094                   1,042,094
          Other Assets                                                                    504,697                     252,132
                                                                                    -------------               -------------
                  Total other assets                                                    1,546,791                   1,294,226

                                                                                    -------------               -------------
                                                                                    $  30,845,005               $  32,947,495
                                                                                    =============               =============

                        WRP CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  March 31, 2003         June 30, 2002
                                                                                  --------------         -------------
CURRENT LIABILITIES:
    Accounts payable - trade                                                       $  2,166,911           $  1,255,515
    Trade notes payable to bank                                                       2,508,324              2,860,414
    Notes payable and current portion of long-term obligations                        2,115,364              4,555,964
    Due to affiliate                                                                  4,466,375              2,657,279
    Accrued expenses                                                                  1,398,608              2,382,262
                                                                                   ------------           ------------
        Total current liabilities                                                    12,655,582             13,711,434
                                                                                   ------------           ------------

LONG-TERM DEBT                                                                                -                 19,311
                                                                                   ------------           ------------

DEFERRED TAX LIABILITY                                                                  626,012                562,728
                                                                                   ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                                                       1,616,493              1,817,872
                                                                                   ------------           ------------

SHAREHOLDERS' EQUITY:
    Series A common stock, $.01 par value; 1,252,538 shares
      authorized; 1,252,538 shares issued and outstanding in 2003 and 2002               12,525                 12,525
    Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,803,692 shares issued and
      outstanding at March 31, 2003 and June 30, 2002                                    58,037                 58,037
    Additional paid-in capital                                                       17,942,471             17,942,471
    Retained earnings                                                                  (436,939)               441,493
    Less - Common stock in treasury, at cost, 432,600 and 412,600
      shares at March 31, 2003 and June 30, 2002, respectively                       (1,629,176)            (1,618,376)
                                                                                   ------------           ------------
       Total shareholders' equity                                                    15,946,918             16,836,150

                                                                                   ------------           ------------
                                                                                   $ 30,845,005           $ 32,947,495
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

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                   -----------------------------------
                                                                                       2003                   2002
                                                                                   -----------------------------------
NET SALES                                                                          $  7,062,481           $ 10,153,320

COST OF GOODS SOLD                                                                    6,399,130              8,055,449
                                                                                   ------------           ------------
GROSS PROFIT                                                                            663,351              2,097,871

OPERATING EXPENSES:

         Selling, general and administrative                                          2,103,707              3,107,444
                                                                                   ------------           ------------
LOSS FROM OPERATIONS                                                                 (1,440,356)            (1,009,573)

INTEREST EXPENSE                                                                         35,379                 55,820

OTHER INCOME                                                                             27,218                 35,047
                                                                                   ------------           ------------
         Loss from continuing operations before benefit from income taxes
           and minority interest                                                     (1,448,517)            (1,030,346)
BENEFIT FROM INCOME TAXES                                                              (524,943)              (219,629)
                                                                                   ------------           ------------

         Loss from continuing operations before minority interest                      (923,574)              (810,717)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                 112,305                 57,739
                                                                                   ------------           ------------
                  NET LOSS                                                         $   (811,269)          $   (752,978)

BASIC NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                         $      (0.12)          $      (0.11)

DILUTED NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                         $      (0.12)          $      (0.11)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      For the Nine Months
                                                                                        Ended March 31,
                                                                               -----------------------------------
                                                                                   2003                   2002
                                                                               -----------------------------------
NET SALES                                                                      $ 26,396,502           $ 34,495,468

COST OF GOODS SOLD                                                               22,158,185             25,502,835
                                                                               ------------           ------------
GROSS PROFIT                                                                      4,238,317              8,992,633

OPERATING EXPENSES:

         Selling, general and administrative                                      6,174,445              9,744,114
                                                                               ------------           ------------
LOSS FROM OPERATIONS                                                             (1,936,128)              (751,481)

INTEREST EXPENSE                                                                    105,203                215,032

OTHER INCOME                                                                        463,339                 71,606
                                                                               ------------           ------------
         Loss from continuing operations before (benefit) provision
                from income taxes and minority interest                          (1,577,992)              (894,907)

(BENEFIT) PROVISION FROM INCOME TAXES                                              (582,180)                53,793
                                                                               ------------           ------------

         Loss from continuing operations before minority interest and
           extraordinary item                                                      (995,812)              (948,700)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                             117,379                149,709
                                                                               ------------           ------------
          Loss from continuing operations before extraordinary item                (878,433)              (798,991)

EXTRAORDINARY ITEM, NET OF TAX                                                            -               (105,232)
                                                                               ------------           ------------
               NET LOSS                                                        $   (878,433)          $   (904,223)
                                                                               ============           ============

BASIC NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                     $      (0.13)          $      (0.12)

DILUTED NET LOSS PER COMMON SHARE
     CONTINUING OPERATIONS                                                     $      (0.13)          $      (0.13)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                                                                           Nine Months              Nine Months
                                                                                              Ended                    Ended
                                                                                         March 31, 2003           March 31, 2002
                                                                                         --------------           --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
       Net loss                                                                            $  (878,433)             $  (904,224)
       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
               Depreciation                                                                  1,390,091                1,464,731
               Amortization                                                                          -                   50,424
               Deferred income taxes                                                            (1,328)                (331,418)
               Loss on disposal of property, plant and equipment                                 7,200                   29,291
               Changes in operating assets and liabilities-
                Accounts receivable - trade, net                                             2,939,872                  482,787
                Inventories, net                                                              (979,313)              (3,556,968)
                Prepaid expenses                                                               (25,740)                 169,352
                Other assets                                                                  (356,958)                (249,870)
                Accounts payable - trade                                                       911,396                2,359,026
                Accrued expenses                                                              (983,653)                 367,268
                Amounts due to and from affiliates                                           1,275,913                 (766,196)
                                                                                           -----------              -----------
               Net cash provided by (used in) operating activities                           3,299,047                 (885,797)
                                                                                           -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                   (301,872)                (367,010)
       Proceeds on sale of property, plant and equipment                                             -                    7,714
       Minority interest in subsidiary                                                        (201,379)                (149,709)
                                                                                           -----------              -----------
               Net cash used in investing activities                                          (503,251)                (509,005)
                                                                                           -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on trade notes payable to banks                                         (352,090)                 238,171
       Net payments on notes payable                                                        (2,459,911)               1,110,327
       Payments for treasury stock repurchases                                                 (10,800)                 (46,376)
                                                                                           -----------              -----------
               Net cash (used in) provided by financing activities                          (2,822,801)               1,302,122
                                                                                           -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (27,005)                 (92,680)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 451,948                  123,741
                                                                                           -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   424,943              $    31,061
                                                                                           ===========              ===========


                                           integral part of these statements.

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1.       DESCRIPTION OF BUSINESS:

         We are a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We are also a manufacturer of disposable latex examination and foodservice gloves through our 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"). In 2002, we broadened our product line to include other disposable items to be used primarily in the foodservice industry.

2.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2002, filed October 18, 2002. The results of operations for the nine-month period ended March 31, 2003, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

         At March 31, 2003, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high-quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.       COMMON STOCK:

         At March 31, 2003, we had issued 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as our Common Stock except:

                  a. Each share of Series A Common Stock is convertible into one share of our Common Stock, $.01 par value. We have reserved 1,252,538 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

                  b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of our Board of Directors, and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

         During the nine months ended, March 31, 2003, we purchased $10,800 of shares of our Common Stock.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarter ended March 31, 2003 and 2002, the foreign exchange loss included in the determination of net income was $6,058 and $13,811, respectively. The functional currency of PT Buana is the U.S. dollar.

7.       RELATED-PARTY TRANSACTIONS:

         At March 31, 2003 and 2002, amounts due from/to affiliates consist of the following:

                                        2003                      2002
Due from Affiliate-
Current - WRP Asia                  $  9,487,504              $  3,227,728

Due to Affiliate-
Current - WRP Asia                  $ (4,466,375)             $ (3,678,419)
                                    ------------              ------------

Amounts due from
Affiliate - Net *                   $  5,021,129              $    450,691
                                    ============              ============

 Purchases from Affiliate -         $ (3,369,690)             $(11,594,370)
                                    ============              ============

 Sales to Affiliate -               $  4,791,120              $  5,383,925
                                    ============              ============

*Right of set-off granted in October 2002.

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

         As of March 31, 2003, we have outstanding accounts receivable from WRP Asia of approximately $9,487,504. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of March 31, 2003, there is approximately $278,911 owing PT Buana from WRP Asia.

         As of March 31, 2003, we have accounts payable to WRP Asia of approximately $4,466,375, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at March 31, 2003, was approximately $5,021,129, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of WRP Asia's refinancing plan, which has been ongoing for over 18 months without completion.

         Subsequent to September 30, 2002, we entered into a formal agreement with WRP Asia, to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due from WRP Asia to WRPC and AHPC of approximately $844,053 at March 31, 2003, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure long-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of March 31, 2003, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed in June 2003 and attributes the delays to extensive due diligence being performed by potential strategic investors. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing. WRP Asia advises us that all of its shares of WRPC have been pledged as collateral security to its lead lender, Standard Chartered Bank. Should WRP Asia fail to effect the restructuring or should it enter into a loan workout in which it parts with our shares, it is possible that Standard Chartered Bank or its designees may obtain ownership of these shares, which represent a majority of the beneficial ownership in us.

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

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine, as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process, as well as the options and alternatives available to us.

         Additionally, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are, accordingly, affected by protective trade barriers and the economic conditions of their trading partner. The enactment by the government of principal trading partners protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

8.       NET LOSS PER SHARE:

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

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              MARCH 31, 2003                   MARCH 31, 2002
                                                              --------------                   --------------
Basic weighted-average number of
Common shares outstanding                                       6,632,734                        6,673,230
Dilutive effect of common share
Equivalents                                                             -                                -
---------------------------------------------------------------------------------------------------------------
Dilutive weighted-average number of common shares
  outstanding                                                   6,632,734                        6,673,230

                                                            NINE MONTHS ENDED                NINE MONTHS ENDED
                                                              MARCH 31, 2003                   MARCH 31, 2002
                                                              --------------                   --------------
Basic weighted-average number of
Common shares outstanding                                       6,637,939                        6,732,973
Dilutive effect of common share
Equivalents                                                             -                                -
---------------------------------------------------------------------------------------------------------------
Dilutive weighted-average number of common shares
  outstanding                                                   6,637,939                        6,732,973

         At March 31, 2003, there were 7,056,230 shares of our Common Stock and Series A Common Stock outstanding.

         As approved by the Board of Directors, all outstanding stock options at February 29, 2000, to current employees, officers and directors were repriced effective February 29, 2000, to $2.07, the closing price on that date. All of the stock options, which were repriced, totaling 483,600 options, originally contained exercise prices that were significantly higher than the market price. We are subject to variable accounting; however, the share price has not exceeded $2.07.

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

         Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining at March 31, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should WRP Asia transfer ownership of its shares of stock to another holder. Our U.S. operations have generated NOL's subsequent to June 30, 2002, which have not been reserved and we have recorded a tax benefit associated with the U.S. generated book and tax losses subsequent to June 30, 2002, which are available to be carried back against previous years' taxable income.

         For the nine months ended March 31, 2003 and 2002, we have recorded a (benefit) provision from income taxes of $(582,180) and $53,793, respectively.

10.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the nine months ended March 31, 2003, there were no additional product liability lawsuits filed, and we were dismissed from 13 lawsuits. At March 31, 2003, we were involved in a total of 54 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name us as the sole defendant in these claims.

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

11.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive profit (loss) for the nine months ended March 31, 2003 and 2002 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

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

         The following tables provide financial data for the nine months ended March 31, 2003 and 2002 for these segments:

THREE MONTHS ENDED
MARCH 31, 2003                                MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers              $ 1,323,972        $ 5,738,509        $        -       $  7,062,481
Revenues from other operating segments            790,534                  -          (790,534)                 -
Pre-tax loss                                     (535,707)          (912,810)                -         (1,448,517)
Total Assets                                   11,435,506         19,409,499                 -         30,845,005

THREE MONTHS ENDED
MARCH 31, 2002                                MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers              $   1,900,846      $  8,252,474       $          -     $ 10,153,320
Revenues from other operating segments            1,455,295                 -         (1,455,295)               -
Pre-tax income (loss)                                19,661        (1,022,008)           (28,000)      (1,030,347)
Total Assets                                     18,770,001        37,567,664        (16,231,946)      40,105,719

NINE MONTHS ENDED
MARCH 31, 2003                                MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers              $   6,312,156      $ 20,084,346       $          -     $ 26,396,502
Revenues from other operating segments            3,402,926                 -         (3,402,926)               -
Pre-tax (loss)                                     (556,085)       (1,021,907)                 -       (1,577,992)
Total assets                                     11,435,506        19,409,499                  -       30,845,005

NINE MONTHS ENDED
MARCH 31, 2002                                MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers              $   5,861,154      $ 28,634,314       $          -     $ 34,495,468
Revenues from other operating segments            4,703,186                 -         (4,703,186)               -
Pre-tax (loss)                                      (11,390)         (956,518)            73,000         (894,908)
Total assets                                     18,770,001        37,567,664        (16,231,946)      40,105,719

13.      NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

         In June 2001, the FASB No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amends FASB statement No.19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The provisions in this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Although early adoption is encouraged, it is not required. We have adopted the provisions in this statement for all tangible long-lived assets retirements initiated after June 30, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception of consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after

December 15, 2001, and interim periods within those fiscal years. Although early adoption is encouraged, it is not required. We have adopted the provisions in this statement for fiscal years beginning after June 30, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Disposal Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We have adopted the provision set forth in this statement for all exit and disposal activities initiated after December 31, 2002.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," FAS No. 141 addresses the accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." We have adopted this standard for all business combinations initiated after June 30, 2001.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. This statement supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001. We anticipate that future earnings will increase without amortization expense; however, we must assess its existing goodwill for impairment. Our goodwill, previously disclosed as arising from its purchase of PT Buana, represents the excess of purchase price over fair market value of the net assets of AHPC. Our assessment of goodwill as of June 30, 2002, and the effective date of SFAS No.142 does not require an impairment charge.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this statement shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantors fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123". This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. The provisions of this interpretation are effective immediately for all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

14.      INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market.

15.      KEY CUSTOMERS:

         Our customers include leading foodservice distributors and healthcare product suppliers. During the nine months ended March 31, 2003, three of AHPC's national customers accounted for 68.4%, 8.3% and 2.6% of net sales. The loss of any of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by these three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves. During the year ended, June 30, 2002, we entered into a transition service agreement with Maxxim whereby Maxxim will service the vast majority of our medical customers, as we substantially reduced our medical sales staff and presence in the medical market. This agreement has reduced sales to Maxxim.

16.      CREDIT FACILITY:

         On December 1, 1998, AHPC entered into a $10,000,000 three-year credit agreement through December 1, 2001, with a major financial services company. Subsequently, on March 31, 1999, the limit was increased to $15,000,000. The new credit facility includes a $15,000,000 revolving line of credit with an $11,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper (1.25% at March 31, 2003), plus 4.50%. The credit facility was used to repay all obligations under the previous bank facility. On November 15, 2001, we completed the renewal and extension of this credit facility for an additional term of three years, with terms and conditions similar to the existing facility.

         In conjunction with a waiver of the covenant violations as of June 30, 2002, the existing credit facility agreement was amended to expire on December 1, 2003. As of March 31, 2003, we were in compliance with our covenants.

17.      MEDICAL BUSINESS:

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., (MAXXIM), whereby MAXXIM would service most of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned the business with respect to most of our customers in the medical division to MAXXIM.

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

         On August 14, 2002, NASDAQ notified us that we had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D). However, NASDAQ noted that we meet the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided an additional 180 days, or until February 10, 2003, to regain compliance. In order to regain compliance our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. If compliance with this Rule cannot be demonstrated by February 10, 2003, NASDAQ will notify us that our securities will be delisted. At that time, we may appeal NASDAQ's decision to a Listing Qualifications Panel.

         On January 30, 2003, NASDAQ extended the minimum bid price compliance periods. Specifically, NASDAQ will maintain the initial 180-day, calendar-day bid price grace period for all SmallCap issuers, but extend the bid price grace period for SmallCap issuers demonstrating compliance with the core SmallCap initial listing criteria from 180 to up to 540 days (approximately 12 months). Compliance with this standard will be verified every 180 days.

         On April 9, 2003, we received notice from NASDAQ that, over the last 30 days, our Common Stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $1,000,000, as required for continued inclusion by Marketplace Rule 4310 (c)(7) (the "Rule"). NASDAQ further advised that, in accordance with Marketplace Rule 4310 (c)(8)(B), we will be provided 90 days, or until July 8, 2003, to regain compliance. If, at any time before July 8, 2003, the MVPHS of our Common Stock is $1,000,000 or more for a minimum of ten consecutive trading days, NASDAQ will provide written notification that we are in compliance with the rule. If compliance with this rule is not demonstrated by July 8, 2003, NASDAQ will provide written notification that our securities will be delisted. At that time, we will have the opportunity to appeal this determination to a listing Qualifications Panel.

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

20.      MAXXIM BANKRUPTCY:

         On February 11, 2003, MAXXIM filed for protection under Chapter 11 of the Federal Bankruptcy Act in the District of Delaware. It is our understanding that they plan to continue to do business and to reorganize their operations as a debtor in possession. Under our Transition Services Agreement dates as of March 1, 2002, with MAXXIM, MAXXIM agreed to pay us $375,000 in the aggregate upon achievement of certain milestones, all of which were achieved. To-date, MAXXIM has only paid $125,000 of such obligations; however, we have included as income the accrued, unpaid portion of these obligations. The total amount due from MAXXIM is $283,279; of this amount, $250,000 is for payments due under the transition agreement. Since the future success of MAXXIM may be contingent upon the business we transitioned to MAXXIM, we believe this amount will ultimately be collectible. The remaining balance due of $33,279 represents trade accounts receivable, and we believe we have adequate reserves to cover this amount if this receivable should prove uncollectible.

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the nine months ended March 31, 2003, we recorded net sales of $26,396,502. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

         During February 2000, our Board of Directors elected to change our reporting period from a calendar year ending December 31 to a fiscal year ending June 30, which corresponds to the year-end of our majority shareholder, WRP Asia. As a result, this Form 10-Q represents the third quarter of our fiscal year ended June 30, 2002.

         THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $7,062,481 and $10,153,320 for the three months ended March 31, 2003 and 2002, respectively. This represents a 30.4% decline in net sales for the year compared to the year earlier period. The decrease in sales of $3,090,839 was due, in part, to our transition out of most of the medical business and a reduction in production from PT Buana in the third quarter.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 20.6% from $8,055,449 for the three months ended March 31, 2002, to $6,399,130 for the three months ended March 31, 2003, due to the decline in sales caused by our transition out of most of the acute-care medical business and the reduction in PT Buana's production. As a percentage of net sales, cost of goods sold increased from 79.3% for the three months ended March 31, 2002, to 90.6% for the three months ended March 31, 2003. The gross profit percentage decreased to 9.4% in the three month ended March 31, 2003, versus 20.7% in the same period of 2002. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2002 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products, costs associated with the West Coast dock strike and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 32.3% from $3,107,444 for the three months ended March 31, 2002, to $2,103,707 for the three months ended March 31, 2003. The decrease of $1,003,737 in SG&A expenses is attributable to a decrease in salaries and salary-related expense associated with our transition out of the acute-care medical business offset by an increase in marketing expense related to expanding our foodservice product-line offerings.

         Loss from operations was $(1,440,356) for the three months ended March 31, 2003, as compared to loss from operations of $(1,009,573) for the three months ended March 31, 2002. This loss from operations reflects the reduction in sales and increased costs of goods sold.

         Interest expense declined during the three months ended March 31, 2003, to $35,379 compared to $55,820 in the same quarter of 2002. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2003 versus the 2002 comparable quarter.

         We recorded a foreign currency exchange loss from our Indonesian subsidiary, PT Buana, in the quarters ended March 31, 2003 and 2002, of $6,058 and $13,811, respectively. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income for the quarter ended March 31, 2003 and 2002, was $27,218 and $35,047, respectively.

         The benefit for income taxes for the three months ended March 31, 2003, was $(524,943) and $(219,629) for the comparable 2002 period. This change in income taxes is primarily attributable to the net loss for the three-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002, which can be used to offset future U.S. generated taxable income through the year 2004.

         For the three months ended March 31, 2003, our net loss was $(811,269), compared to a net loss of $(752,978) in the same period of 2002. Diluted loss per share for the three months ended March 31, 2003 and 2002, was $(.12) and $(.11), respectively.

         NINE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $26,396,502 and $34,495,468 for the nine months ended March 31, 2003 and 2002, respectively. This represents a 23.5% decline in net sales for the year compared to the year earlier period. The decrease in sales of $8,098,966 was due, in part, to our transition out of most of the medical business and a reduction in production from PT Buana in the month of December 2002 and during the third quarter ended March 31, 2003.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 13.1% from $25,502,835 for the nine-month period ended March 31, 2002, to $22,158,185 for the nine months ended March 31, 2003, due to the decline in sales caused by our transition out of most of the acute-care medical business and the reduction in PT Buana's production. As a percentage of net sales, cost of goods sold increased from 73.9% for the nine months ended March 31, 2002, to 83.9% for the nine months ended March 31, 2003. The gross profit percentage decreased to 16.1% in the nine months ended March 31, 2003, versus 26.1% in the same period of 2002. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2002 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products, costs associated with the west coast dock strike and price decreases provided to our customers. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased by 36.6% from $9,744,114 for the nine months ended March 31, 2002, to $6,174,445 for the nine months ended March 31, 2003. The decrease of $3,569,669 in SG&A expenses is attributable to a decrease in salaries and salary-related expense associated with our transition out of the acute-care medical business offset by an increase in marketing expense related to expanding our foodservice product-line offerings.

         Loss from operations was $(1,936,128) for the nine months ended March 31, 2003, as compared to income from operations of $(751,481) for the nine months ended March 31, 2002. This loss from operations reflects the reduction in sales and increased costs of goods sold.

         Interest expense declined during the nine months ended March 31, 2003, to $105,203 compared to $215,032 in the same nine-month period of 2002. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2003 versus the 2002 comparable quarter.

         We recorded a foreign currency exchange loss of $4,920 in the quarter ended March 31, 2003, versus a foreign exchange loss of $50,490 in the comparable period in 2002 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($375,000) and miscellaneous income. Other income for the nine-month ended March 31, 2003 and 2002, was $463,339 and $71,606, respectively.

         The (benefit) provision for income taxes for the nine months ended March 31, 2003, was $(582,180) and $53,793 for the comparable 2002 period. This change in income taxes is primarily attributable to the net loss for the nine-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002, which can be used to offset future U.S. generated taxable income through the year 2004.

         For the nine months ended March 31, 2003, our net loss was $(878,433), compared to a net loss of $(904,223) in the same period of 2002. Diluted loss per share for the nine months ended March 31, 2003 and 2002, was $(.13) and $(.12), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

NINE MONTHS ENDED MARCH 31, 2003:

         Cash and cash equivalents at March 31, 2003, was $424,943, a decrease of $27,005 from $451,948 at June 30, 2002. We experienced a decrease in cash flows during the nine months ended March 31, 2003, primarily from cash provided by operating activities.

         Our operations provided cash of $3,299,047 during the nine months ended March 31, 2003, primarily as a result of a decrease in accounts receivable of $2,939,872.

         Net trade accounts receivable at March 31, 2003, decreased 60.7% to $1,906,524 from $4,846,396 at June 30, 2002. The decrease in accounts receivable was due to our transition out of most of the medical business. Net inventories at March 31, 2003, were $9,485,965 an increase from the level at June 30, 2002, of $8,506,652, due to our build up on our Dermasafe brand glove and increases in safety stock levels. We anticipate our inventory to decrease over the near-term as we complete our transition out of the acute-care medical business and due to anticipated short-term shortages caused by the West Coast dock strike.

         During the nine months ended March 31, 2003, we used cash in investing activities of $503,251. We spent $301,872 for capital improvement expenditures during the nine-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the nine months ended March 31, 2003, cash was used from financing activities in the amount of $2,822,801. We decreased borrowings on our line of credit facility by $2,459,911 and made stock repurchases of $10,800.

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

         As of March 31, 2003, we have outstanding accounts receivable from WRP Asia of approximately $9,487,504. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of March 31, 2003, there is approximately $278,911 owing PT Buana from WRP Asia.

         As of March 31, 2003, we have accounts payable to WRP Asia of approximately $4,466,375, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at March 31, 2003, was approximately $5,021,129, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of their refinancing plan, which has been ongoing for over 18 months, without completion.

         Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia, and believe that the unreserved amounts due to WRP Asia from AHPC of approximately $565,142 at March 31, 2003, are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         WRP Asia is continuing its restructuring initiative, the objective of which is to improve cash flows and profitability and to assure longer-term financial viability. This initiative includes a restructuring of WRP Asia's debt facility and additional investments from strategic investors and other outside sources. Management of WRP Asia has advised us that it believes, but cannot guarantee, that this initiative will be successfully concluded and will generate adequate cash flow to meet WRP Asia's needs for its ongoing and future business. In March 2002, WRP Asia had advised us that it anticipated this initiative would be completed by July 2002. As of May 13, 2003, this restructuring initiative has not been completed. WRP Asia has advised us that it believes this initiative will now be completed no later than the June 2003 and attributes the delays to extensive due diligence being performed by potential strategic investors and the regulatory delays associated with a Malaysian governmental agency involved with one segment of the proposed transition. While we are hopeful that a portion of the amount due from WRP Asia will be repaid from the refinancing, we have established a reserve for the trade receivables due of approximately $5,586,000 in the event that WRP Asia is ultimately unable to complete its restructuring and financing.

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

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the

Committee is to examine the WRP Asia restructuring process as well as the options and alternatives available to us.

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.25% at March 31, 2003). At March 31, 2003, we had outstanding $1,995,995 on the revolving line of credit and $361,833 of letter of credit liabilities under the credit facility. As of March 31, 2003, we were in compliance with all of our covenants.

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

         As of March 31, 2003, we had the following contractual obligations and commercial commitments:

                                                                    PAYMENTS DUE BY PERIOD
                                                                    ----------------------
  CONTRACTUAL
  OBLIGATION               TOTAL                       LESS THAN 1 YEAR     1-3 YEARS         4-5 YEARS
  ----------               -----                       ----------------     ---------         ---------
Operating Leases         $1,051,672                      $  144,325         $ 907,346            -0-

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2003.

         We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at March 31, 2003, approximated its fair value.

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

         We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. However, no cost effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of the report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

ITEM 1-5.

No changes

ITEM 6 (a) EXHIBIT 99.1

         Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) REPORTS ON FORM 8-K

         During the nine-month period ended March 31, 2003, we did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WRP Corporation
                                                  (Registrant)

Date: May 20, 2003                                By:/s/ Alan E. Zeffer
                                                     ------------------
                                                  Name:  Alan E. Zeffer
                                                  Title: Chief Financial Officer

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

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 9, 2003

/s/ Lew Kwong Ann

Lew Kwong Ann
-----------------------------
Chief Executive Officer

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

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 9, 2003

/s/ Alan E. Zeffer

Alan E. Zeffer
Chief Financial Officer