Form 10-Q/A
period 2003-03-31
WRP CORP
filed 2003-06-18
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.

         Condensed Consolidated Balance Sheets
         March 31, 2003 (unaudited) and June 30, 2002, (unaudited)....................      pgs.3-4

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Months Ended March 31, 2003 and 2002...................................         pg.5

         Condensed Consolidated Statements of Operations (unaudited) for the
         Nine Months Ended March 31, 2003 and 2002....................................         pg.6

         Condensed Consolidated Statements of Cash Flow (unaudited) for the
         Nine months ended March 31, 2003 and 2002....................................         pg.7

         Notes to Interim Consolidated Financial Statements (unaudited)...............         pg.8

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................        pg.18

Item 3.

         Quantitative and Qualitative Disclosures About Market........................        pg.24

Item 4.  Controls and Procedures......................................................    pgs.24-25

                           PART II - OTHER INFORMATION

Items 1.-5............................................................................        pg.25

Item 6................................................................................        pg.25

                         Independent Accountant's Report

We have reviewed the condensed consolidated balance sheet of WRP Corporation as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three and nine-month periods ended March 31, 2003. The financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of WRP Corporation as of June 30, 2002, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein). We did not audit the financial statements of PT WRP Buana Multicorpa, a 70%-owned subsidiary, whose statements reflect total assets of 36.4% of the consolidated total assets as of June 30, 2002, and net sales of 17.6% of consolidated net sales for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us (not presented herein), and our opinion, insofar as it relates to the amounts included for PT WRP Buana Multicorpa, is based solely on the report of the other auditors. In our report dated October 15, 2002, we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Grant Thornton LLP
May 20, 2003

                        WRP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                        March 31, 2003      June 30, 2002
                                                                                        --------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                           $   424,943         $   451,948
     Accounts receivable - trade, net of allowance for doubtful accounts of
       $57,571 at March 31, 2003 and $150,000 at June 30, 2002                             1,906,524           4,846,396
     Inventories, net                                                                      9,485,965           8,506,652
     Prepaid expenses                                                                        765,684             739,944
     Due from affiliate, net of allowance of $5,586,271                                    3,901,233           3,368,050
     Deferred tax assets                                                                   2,816,924           2,752,312
     Other receivables                                                                       493,634             389,242
                                                                                         -----------         -----------
             Total current assets                                                         19,794,907          21,054,544
                                                                                         -----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
     Land rights and land improvements                                                       736,535             736,535
     Construction in progress                                                                 56,360              36,084
     Equipment, furniture and fixtures                                                    16,677,077          16,534,201
     Building improvements                                                                 2,336,683           2,304,128
     Vehicles                                                                                115,467              90,201
                                                                                         -----------         -----------
             Total property, plant and equipment                                          19,922,122          19,701,149
     Less - Accumulated depreciation and amortization                                     10,418,815           9,102,424
                                                                                         -----------         -----------
             Property, plant and equipment, net                                            9,503,307          10,598,725
                                                                                         -----------         -----------

OTHER ASSETS:
     Goodwill, net of accumulated amortization of $707,906 at March 31, 2003 and
       $707,906 at June 30, 2002                                                           1,042,094           1,042,094
     Other Assets                                                                            504,697             252,132
                                                                                         -----------         -----------
             Total other assets                                                            1,546,791           1,294,226
                                                                                         -----------         -----------
                                                                                         $30,845,005         $32,947,495
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

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                            ------------------------------------
                                                                                2003                     2002
                                                                            ------------------------------------

NET SALES                                                                   $  7,062,481            $ 10,153,320

COST OF GOODS SOLD                                                             6,399,130               8,055,449
                                                                            ------------            ------------
GROSS PROFIT                                                                     663,351               2,097,871

OPERATING EXPENSES:

  Selling, general and administrative                                          2,103,707               3,107,444
                                                                            ------------            ------------
LOSS FROM OPERATIONS                                                          (1,440,356)             (1,009,573)

INTEREST EXPENSE                                                                  35,379                  55,820

OTHER INCOME                                                                      27,218                  35,047
                                                                            ------------            ------------
  Loss from continuing operations before benefit from income taxes
   and minority interest                                                      (1,448,517)             (1,030,346)

BENEFIT FROM INCOME TAXES                                                       (524,943)               (219,629)
                                                                            ------------            ------------

  Loss from continuing operations before minority interest                      (923,574)               (810,717)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                          112,305                  57,739
                                                                            ------------            ------------
              NET LOSS                                                      $   (811,269)           $   (752,978)

BASIC NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                     $      (0.12)           $      (0.11)

DILUTED NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                     $      (0.12)           $      (0.11)

                        WRP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        For the Nine Months
                                                                                          Ended March 31,
                                                                              --------------------------------------
                                                                                  2003                      2002
                                                                              --------------------------------------
NET SALES                                                                     $ 26,396,502              $ 34,495,468

COST OF GOODS SOLD                                                              22,158,185                25,502,835
                                                                              ------------              ------------
GROSS PROFIT                                                                     4,238,317                 8,992,633

OPERATING EXPENSES:

   Selling, general and administrative                                           6,174,445                 9,744,114
                                                                              ------------              ------------
LOSS FROM OPERATIONS                                                            (1,936,128)                 (751,481)

INTEREST EXPENSE                                                                   105,203                   215,032

OTHER INCOME                                                                       463,339                    71,606
                                                                              ------------              ------------
   Loss from continuing operations before (benefit) provision
        from income taxes and minority interest                                 (1,577,992)                 (894,907)

(BENEFIT) PROVISION FROM INCOME TAXES                                             (582,180)                   53,793
                                                                              ------------              ------------

   Loss from continuing operations before minority interest and
        extraordinary item                                                        (995,812)                 (948,700)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                            117,379                   149,709
                                                                              ------------              ------------
   Loss from continuing operations before extraordinary item                      (878,433)                 (798,991)

EXTRAORDINARY ITEM, NET OF TAX                                                           -                  (105,232)
                                                                              ------------              ------------
               NET LOSS                                                       $   (878,433)             $   (904,223)
                                                                              ============              ============

BASIC NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                       $      (0.13)             $      (0.12)

  EXTRAORDINARY ITEM                                                                 (0.13)                    (0.13)
DILUTED NET LOSS PER COMMON SHARE
  CONTINUING OPERATIONS                                                       $      (0.13)             $      (0.12)

  EXTRAORDINARY ITEM                                                                 (0.13)                    (0.13)

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

7.       RELATED-PARTY TRANSACTIONS:

         At March 31, 2003 and 2002, amounts due from/to affiliates consist of the following:

                                               2003            2002
Due from Affiliate-
Current - WRP Asia                        $  9,487,504    $  3,227,728

Due to Affiliate-
Current - WRP Asia                        $ (4,466,375)   $ (3,678,419)
                                          ------------    ------------

Amounts due from
Affiliate - Net *                         $  5,021,129    $    450,691
                                          ============    ============

Purchases from Affiliate-                 $ (3,369,690)   $(11,594,370)
                                          ============    ============

Sales to Affiliate -                      $  4,791,120    $  5,383,925
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

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              MARCH 31, 2003                   MARCH 31, 2002
                                                              --------------                   --------------
Basic weighted-average number of
Common shares outstanding                                       6,632,734                        6,652,734
Dilutive effect of common share
Equivalents                                                             -                                -
----------------------------------------------------------------------------------------------------------------
Dilutive weighted-average number of common shares
outstanding                                                     6,632,734                        6,652,734

                                                            NINE MONTHS ENDED                NINE MONTHS ENDED
                                                              MARCH 31, 2003                   MARCH 31, 2002
                                                              --------------                   --------------
Basic weighted-average number of
Common shares outstanding                                       6,637,939                        6,666,128
Dilutive effect of common share
Equivalents                                                             -                                -
----------------------------------------------------------------------------------------------------------------
Dilutive weighted-average number of common
shares outstanding                                              6,637,939                        6,666,128

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

9.       STOCK-BASED COMPENSATION:

         At March 31, 2003, we had stock-based employee incentive plans and stock-based director plans. We account for the plans under the recognition and measurement principals of APB 25, "Accounting for Stock Issued to Employees," and related Interpretations. No expense is recorded in our net loss since all stock options granted had an exercise price equal to the market value at the date of grant. The following table illustrates the effect of net loss and earnings per share if we had applied the fair value recognition provisions to FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based employee incentives:

                                                                   Three Months Ended                      Nine Months Ended
                                                                        March 31                                March 31
                                                             ------------------------------        -------------------------------
                                                                   2003           2002                   2003           2002
                                                             ------------------------------        -------------------------------
Net loss from continuing operations before
 extraordinary item                                          $  (811,269)       $  (752,978)       $  (878,433)        $  (798,991)
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for awards granted, modified, or settled, net of
 related tax effects                                             (11,093)           (93,988)           (39,536)            (93,452)
                                                             -----------        -----------        -----------         -----------
Pro forma net loss from continuing operations
 before extraordinary item                                      (822,362)          (846,966)          (917,969)           (892,443)

Extraordinary item, net of tax                                         -                  -                  -            (105,232)
                                                             -----------        -----------        -----------         -----------
Pro forma net loss                                           $  (822,362)       $  (846,966)       $  (917,969)        $  (997,675)
                                                             ===========        ===========        ===========         ===========
Loss per share:
   Basic: continuing operations, as reported                 $     (0.12)       $     (0.11)       $     (0.13)        $     (0.12)
   Basic: net loss, as reported                              $     (0.12)       $     (0.11)       $     (0.13)        $     (0.13)

   Diluted: continuing operations, as reported               $     (0.12)       $     (0.11)       $     (0.13)        $     (0.12)
   Diluted: net loss, as reported                            $     (0.12)       $     (0.11)       $     (0.13)        $     (0.13)

Loss per share Pro Forma:
   Basic: continuing operations                              $     (0.12)       $     (0.13)       $     (0.14)        $     (0.13)
   Basic: net loss                                           $     (0.12)       $     (0.13)       $     (0.14)        $     (0.15)

   Diluted: continuing operations                            $     (0.12)       $     (0.13)       $     (0.14)        $     (0.13)
   Diluted: net loss                                         $     (0.12)       $     (0.13)       $     (0.14)        $     (0.15)

         The pro forma disclosure is not likely to be indicative of pro forma results which may be expected ion future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

         For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended March 31, 2003 and 2002:

                                           2003                2002
                                         --------             -------
Dividend yield                              0.0%                 0.0%
Risk-free interest rate                     3.9%                 3.9%
Volatility factor                          76.7%                76.7%
Expected life in years                       10                  10

10.      ACCOUNTING FOR INCOME TAXES:

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

12.      COMPREHENSIVE INCOME:

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

13.      SEGMENT REPORTING:

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

14.      NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

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

15.      INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market.

16.      KEY CUSTOMERS:

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

17.      CREDIT FACILITY:

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

18.      MEDICAL BUSINESS:

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

19.      NASDAQ LISTING:

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

20.      WEST COAST DOCK STRIKE:

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

21.      MAXXIM BANKRUPTCY:

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

                                                   WRP Corporation
                                                   (Registrant)

Date: June 17, 2003                              By: /s/ Alan E. Zeffer
                                                     ------------------
                                                 Name:  Alan E. Zeffer
                                                 Title: Chief Financial Officer

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

Date: June 17, 2003

/s/  Lew Kwong Ann

Lew Kwong Ann
----------------------------
Chief Executive Officer

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

Date: June 17, 2003

/s/ Alan E. Zeffer

Alan E. Zeffer
Chief Financial Officer