Form 10-K
period 2003-06-30
WRP CORP
filed 2003-10-14
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the period from           to
                                       ---------    ---------.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registered is an accelerated filer (as defined in Rule 12-b2 of the Act). Yes [ ] No [X].

         Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on October 14, 2003: $1,817,031

         At October 14, 2003, 5,803,692 shares of the Registrant's Common Stock and 1,252,538 shares of Series A Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

We are incorporating, be reference, information from our Proxy Statement dated May 8, 2003 and filed with the Commission on May 13, 2003 for information contained in Item 14 of this report.

                                 WRP CORPORATION
                                    FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                 PAGE
PART I

ITEM 1.       BUSINESS..........................................................   1
ITEM 2.       PROPERTIES........................................................   5
ITEM 3.       LEGAL PROCEEDINGS.................................................   6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   7

PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...............................................   8
ITEM 6.       SELECTED FINANCIAL DATA...........................................  10
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............................  11
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.......................................................  22
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  27
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...............................  27
ITEM 9A.      CONTROLS AND PROCEDURES...........................................  27

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  29
ITEM 11.      EXECUTIVE COMPENSATION............................................  31
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT....................................................  34
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  34
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  35

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K............  35

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

ITEM I. BUSINESS

GENERAL

         WRP Corporation is a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We are also a manufacturer of disposable latex examination and food service gloves through our 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"). During 2003, we diversified our product offering with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products will be offered under our SafePrep brand and under private label. We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., ("MAXXIM"), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we substantially reduced our personnel in our medical division and transitioned our business with respect to most of our customers in the medical division to MAXXIM. We have incurred severance costs of approximately $256,000 associated with the reduction in personnel. On February 11, 2003, MAXXIM filed for bankruptcy. As of June 30, 2003, we had an outstanding account receivable with MAXXIM of $280,115.41. This amount has been fully reserved.

         In October 1995, we acquired a 70% interest in PT Buana, which owns and operates an Indonesian latex examination glove manufacturing plant. In 1995 it was in the start-up phase of operations. We purchased this 70% interest in PT Buana from MBf International Limited ("MBf International"), a Hong Kong corporation. PT Buana began shipping powdered latex examination gloves to AHPC in May 1996. During 1999, PT Buana purchased machinery and equipment, which enabled the factory to manufacture powder-free latex exam gloves.

         On February 27, 1992, we acquired AHPC from MBf International, which was a subsidiary of MBf Holdings Bhd. ("MBf Holdings"), a Malaysian publicly traded company, which was listed on the Kuala Lumpur Stock Exchange. As a result of such acquisition, MBf International acquired control of us by virtue of the issuance of 1,252,538 shares or 100% of the Series A Common Stock, which controls the election of up to seven of the nine available seats on our Board of Directors.

         The Series A Common Stock is substantially the same as our Common Stock except that each share of Series A Common Stock is convertible into one share of our Common Stock and the Series A Common Stock entitles the holder to elect seven Class A directors.

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

         These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. At June 30, 2003, these shares represented 53.2% ownership interest in us, due to additional stock issued by us.

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

         As of June 30, 2003, the shares of Series A Common Stock issued to WRP Asia constituted 17.8% of the total combined issued and outstanding shares of Series A Common Stock and Common Stock. Upon conversion, such shares (when coupled with the 2,500,000 shares of Common Stock acquired by WRP Asia) will represent a total ownership in us by WRP Asia of 53.2% of the then outstanding shares of Common Stock, excluding shares subject to issuance pursuant to outstanding warrants and stock options.

GLOVE PRODUCTS

         Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination and surgical gloves used primarily in the foodservice, non-acute medical, dental, nursing home and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names "DermaSafe(R)," "Glovetex(R)," "ProFeel(R)" and "SafePrep(TM)" to foodservice distributors, medical distributors, dental distributors and nursing homes. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

         For the year ended June 30, 2003, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 40%, 24% and 36%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

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

         Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and an unrelated Malaysian glove manufacturer supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2003. On July 12, 1995, AHPC entered into a five-year distribution agreement with this unrelated factory to purchase a minimum quantity of powdered latex examination gloves each year. During 1999, AHPC negotiated with this factory to reduce the minimum monthly quantity of gloves to be purchased and extended the distribution agreement through July 2001. This agreement has subsequently expired and has not been renewed. The production of our powdered latex gloves is primarily supplied by PT Buana.

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

COMPLIMENTARY PRODUCTS

         The foodservice, industrial and retail industries view our current line of product offerings as one of a bundle of safety products used by their customers. Developing a profitable line of complimentary products will be important to the future success of our business. During 2003, we diversified our product offering with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products will be offered under our SafePrep brand and under private label.

         Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local foodservice, retail and medical distributors that sell primarily to restaurant, hotels, hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers and major retail outlets. The principal methods of marketing are trade shows, advertising, seminars, direct mail and brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives and an in-house sales and marketing staff to cover the U.S.

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

         Competition. Our business of providing barrier protection products is highly competitive in the markets in which we operate including healthcare, foodservice and retail. The primary basis of competition includes, but is not limited to price, product quality, breadth of product line, service and product availability. Additionally, among our direct competitors are several large firms with significantly greater resources available than the Company. Nonetheless, we believe the Company has certain competitive advantages that enable us to compete favorably with larger competitors including our ability to provide high service levels and to react quickly to changing customer requirements.

         Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2003, AHPC's national customer, SYSCO Corporation, accounted for 70.1% of net sales. The loss of this customer would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from in order to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-user of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

         Patents and Trademarks. AHPC owns the trademarks "SafePrep," "Dermasafe" and "Glovetex," which are registered in the United States. AHPC is currently in the process of registering the trademark name "ScrubNGlove." AHPC's surgical glove line utilizes the trademark name "ProFeel," which is a registered name owned by WRP Asia.

         Segment Financial Information. The segment information of WRP Corporation, for the year ended June 30, 2003, is included in Note M to our Consolidated Financial Statements.

         Inventory. Since the majority of our products are imported from Southeast Asia, it is our practice to maintain a certain level of inventory as safety stock.

EMPLOYEES

         As of June 30, 2003, our U.S. operations employed a total of 30 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 25 broker representative organizations that do not work exclusively for AHPC and are paid on a commission basis. Our 70% owned Indonesian subsidiary, PT Buana, employed 1,002 full-time and part-time workers in its factory and administrative staff as of that date. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

         Our principal executive and administrative office is located in Itasca, Illinois. The lease for this location was renewed on April 9, 2001, for a term of five years. For the year ended June 30, 2003, our lease expense was $213,200.

         In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and expires in July 2004. The annual rental expense for this lease is approximately $320,200 per year.

         AHPC also uses public warehouse facilities, as needed, to store its inventory in Union City, California; Fond Du Lac, Wisconsin and Hanover, Pennsylvania. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

         In February 1999, AHPC entered into a three-year lease agreement for 1,877 square feet of office space located in San Diego, California to service our TeleSales operations office. The lease term for this office space commenced on June 1, 1999 and expired in May 2002. In June 2001, we closed our Telesales operations office. As of June 30, 2002, AHPC was no longer leasing this facility.

ITEM 3. LEGAL PROCEEDINGS

         At June 30, 2003, we, and AHPC (jointly the "WRP Defendants"), had a total of 39 latex glove product liability suits pending against us throughout the United States. We were an active defendant in one claim, and AHPC in 19 claims. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in six suits; AHPC was joined as a third party defendant in seven claims by distributors of AHPC latex gloves (collectively the "Vendors") and in one claim by other suppliers of gloves.

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

         AHPC will vigorously contest any latex claim initiated against it, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. During the year ended June 30, 2003, AHPC and the Vendors were dismissed from 28 latex gloves product liability lawsuits.

         From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At October 14, 2003, we were not party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of the Shareholders of was held on June 16, 2003. The purpose of the Annual Meeting was to consider the vote on the following matter:

1. To elect five Class A directors and two Class B directors to hold office until the next Annual Meeting of Shareholders or otherwise as provided in our by-laws.

                            Class A Director Nominees

                              Eirik Bonde-Aslaksrud
                                   Robert Woon
                                  Lew Kwong Ann
                               George Jeff Mennen
                               Richard J. Swanson

                            Class B Director Nominees

                                Robert J. Simmons
                                 Don L. Arnwine

         The nominees for Class A directors received all 1,252,538 votes for their election.

         Each of the nominees for Class B directors received the following number of votes:

               R.J. Simmons   D.L. Arnwine
               ------------   ------------
For             5,185,476       5,185,476
Against                 0               0
Abstain                 0               0
Non-votes               0               0

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

                               COMMON STOCK PRICES

PERIOD ENDED:

                          LOW             HIGH
                          ---             ----
JUNE 30, 2003
4th quarter              $  .13          $  .58
3rd quarter              $  .18          $  .35
2nd quarter              $  .15          $  .43
1st quarter              $  .44          $  .68

JUNE 30, 2002
4th quarter              $  .48          $  .86
3rd quarter              $  .65          $ 1.00
2nd quarter              $  .68          $ 1.80
1st quarter              $  .48          $ 1.15

JUNE 30, 2001
4th quarter              $  .44          $  .98
3rd quarter              $  .59          $ 1.06
2nd quarter              $ 1.06          $ 1.63
1st quarter              $ 1.09          $ 2.00

JUNE 30, 2000
2nd quarter              $ 1.13          $ 2.00
1st quarter              $ 1.75          $ 2.38

DECEMBER 31, 1999
4th quarter              $ 2.00          $ 3.75
3rd quarter              $ 3.5           $ 5.88
2nd quarter              $ 5.25          $ 7.19
1st quarter              $ 4.88          $ 7.88

         There were approximately 275 shareholders of records of our Common Stock as of June 30, 2003. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

         We have not paid a dividend with respect to the Common Stock. We expect to reinvest our earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2003, we purchased 20,000 shares of our Common Stock under this program. Subsequent to June 30, 2003 through October 14, 2003, we did not purchased shares of our Common Stock. As of the year ended June 30, 2003, there were up to an additional 707,700 shares available for repurchase. We have purchased a total of 254,800 shares since the inception of this program.

         The trading of our Common Stock on the Nasdaq SmallCap Market is conditioned upon meeting certain asset, capital and surplus, earnings and stock price tests. To maintain eligibility on the Nasdaq SmallCap Market, we must, among other things, maintain an average bid price of our Common Stock of at least $1.00 per share.

         Nasdaq notified us on May 3, 2001, that the average bid price of our Common Stock has been below $1.00 per share for 30 consecutive days, and that our Common Stock would be delisted as of the opening of business on May 11, 2001. However, we requested an appeal of Nasdaq's determination; this appeal stayed the delisting of our Common Stock pending the decision of the Nasdaq Listing Qualification Panel. During the pendency of these proceedings, our stock price began trading at or about $1.00 per share. On August 16, 2001, we were notified by the Panel that our stock had evidenced the required closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days, and that the delisting proceedings were terminated. Accordingly, we canceled the Special Meeting of Shareholders scheduled for August 27, 2001, and are no longer needing to consider a reverse stock split.

         On February 14, 2002, we were again notified that the average bid price on our Common Stock has been below $1.00 per share for 30 consecutive trading days and that we were provided 180 calendar days, or until August 13, 2002, to regain compliance with this rule. On August 14, 2002, Nasdaq notified us that we had not regained compliance with the minimum bid requirement, but that we do meet initial listing requirements for the Nasdaq SmallCap Market. Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, we were provided an additional 180 days, or until February 10, 2003, to regain compliance. Subsequently, Nasdaq notified us that we had been afforded the remainder of another 90-day period through May 12, 2003, due to certain changes to Nasdaq's bid price rules and our continued ability to satisfy at least one standard set forth in the Marketplace Rule 4310(c)(2)(A). However, as of May 14, 2003, we did not satisfy the bid price requirement and were not eligible for any additional compliance periods. On June 6, 2003, we requested a hearing with the Nasdaq Listing Qualifications Panel, which effectively stayed the delisting. The Panel determined to continue the listing of our securities in order to allow us to achieve the minimum bid price requirement. The Panel has subsequently provided us the opportunity to present a plan for bringing our stock price up to $1.00 or more and we expect that we will be provided with additional time to do so. In the event the bid price deficiency is not remedied, a new decision will be issued.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2003:

                      EQUITY COMPENSATION PLAN INFORMATION

                                          (a)                               (b)                                 (c)
                                                                                                   Number of securities remaining
                           Number of securities to be issued  Weighted-average exercise price   available for future issuance under
                              upon exercise of outstanding    of outstanding options, warrants  equity compensation plans (excluding
Plan Category                 options, warrants and rights               and rights             securities reflected in column (a))
                           ---------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                 326,316                            $1.06                             1,073,684

Equity compensation plans
not approved by security
holders                                       -                                -                                     -
                           ---------------------------------------------------------------------------------------------------------
Total                                   326,316                            $1.06                             1,073,684
                           =========================================================================================================

         The equity compensation plan approved by security holders consists of our Omnibus Equity Compensation Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of WRP Corporation presented below for the years ended June 30, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                                 SIX MONTHS
                                                                                 ENDED JUNE   FOR THE YEAR ENDED
                                                    YEAR ENDED JUNE 30,              30,         DECEMBER 31,
                                                    -------------------              ---         ------------
 (In thousands except per share amounts)       2003         2002       2001         2000       1999        1998
                                               ----         ----       ----         ----       ----        ----
    STATEMENT OF OPERATIONS DATA:

Net sales                                    $ 36,989    $ 47,357    $ 51,889    $ 31,737    $ 65,280   $ 64,968
Gross profit                                    5,737      11,580      14,698       9,040      16,635     18,111
Selling, general & administrative expenses      8,939      17,640      13,784       6,997      12,295      9,955

Minority interest in loss (income)
of subsidiary, net of tax                         250         202        (185)       (207)         97       (594)

Net (loss) income                           ($  5,560)  ($  4,293)   $    529    $  1,420    $  2,453   $  5,879

PER SHARE DATA:

Diluted (loss) earnings per share           ($   0.84)  ($   0.65)   $   0.08    $   0.21    $   0.35   $   0.93

BALANCE SHEET DATA (END OF PERIOD):

Total assets                                 $ 25,965    $ 32,947    $ 36,072    $ 35,854    $ 40,194   $ 35,800
Long-term debt                               $      5    $     19    $     13    $    750    $  1,100   $  1,669
Total shareholders' equity                   $ 11,266    $ 16,836    $ 21,176    $ 20,827    $ 19,475   $ 16,941

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination and surgical gloves and foodservice gloves in the United States. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2003, we recorded net glove sales of approximately $37.0 million.

         Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves.

         PT Buana sold approximately 32.7% of its production to AHPC during the year ended June 30, 2003. PT Buana recorded glove sales totaling $14.8 million and $13.8 million during the years ended June 30, 2003 and June 30, 2002, respectively. PT Buana's remaining production was sold primarily to WRP Asia and other customers. All significant intercompany transactions and sales have been eliminated in consolidation.

         This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the year ended June 30, 2003, 2002 and 2001 include our results of operations and statements of cash flows, as well as for AHPC and PT Buana.

         During the year ended June 30, 2003, several significant events transpired:

         On March 1, 2002, we announced that our subsidiary, American Health Products Corp, had entered into a Transition Services Agreement with Maxxim Medical, Inc., ("MAXXIM"), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we substantially reduced our personnel in our medical division and transitioned our business with respect to most of our customers in the medical division to MAXXIM. We have incurred severance costs of approximately $256,000 associated with the reduction in personnel. On February 11, 2003, MAXXIM filed for bankruptcy. As of June 30, 2003, we had an outstanding account receivable with MAXXIM of $280,115.41. This amount has been fully reserved.

         In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our publicly traded Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2003, we repurchased 20,000 shares of our Common Stock under this program. We have purchased a total of 254,800 shares since the inception of this program.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.

                                                                                     SIX MONTHS
                                                                                     ENDED JUNE    FOR THE YEAR ENDED
                                                          YEAR ENDED JUNE 30,            30,          DECEMBER 31,
                                                          -------------------            ---          ------------
                                                       2003      2002       2001        2000         1999     1998
                                                       ----      ----       ----        ----         ----     ----
STATEMENT OF OPERATIONS DATA:

Net sales                                              100%    100.00%    100.00%      100.00%      100.00%  100.00%
Cost of goods sold                                    84.5       75.5       71.7         71.5         74.5    72.01
                                                     -----     ------     ------       ------       ------   ------
Gross profit                                          15.5       24.5       28.3         28.5         25.5     27.9
Selling, general & administrative expenses            24.2       37.2       26.6         22.1         18.8     15.3
                                                     -----     ------     ------       ------       ------   ------
(Loss) income from operations                         (8.7)     (12.8)       1.7          6.4          6.7     12.6

Interest (expense) / other income, net                (1.9)      (0.6)      (0.9)        (0.9)        (1.0)    (1.2)
Provision for (benefit from) income taxes              5.1       (3.9)      (0.5)         0.3          2.1      1.5
Minority interest in loss (income) of subsidiary       0.7        0.4       (0.3)        (0.7)         0.2     (0.9)
Net loss from discontinued operations                    -          -          -            -            -        -
                                                     -----     ------     ------       ------       ------   ------
Net income                                           (15.0%)     (9.1%)      1.0%         4.5%        3.80%     9.0%
                                                     =====     ======     ======       ======       ======   ======

YEAR ENDED JUNE 30, 2003, COMPARED TO THE YEAR ENDED JUNE 30, 2002

         Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Consolidated net sales for the year ended June 30, 2003 were $36,988,567, which represents a 21.9% decrease over the year ended June 30, 2002, with consolidated net sales of $47,357,076. The decrease in net sales is attributable to AHPC exiting the acute-care medical market in March 2002, along with certain customer price decreases, effective February 1, 2002.

         Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Cost of goods sold decreased from $35,777,460 for the year ended June 30, 2002 to $31,251,419 for the year ended June 30, 2003. As a percentage of net sales, cost of goods sold increased from 75.5% for the year ended June 30, 2002 to 84.5% for the year ended June 30, 2003; the gross profit percentage decreased from 24.5% in the 2002 period to 15.5% in the 2003 period. Our gross profit margin was negatively impacted by increase glove purchase prices, product mix, lower selling prices, and the West Coast dock strike. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors. Subsequent to year end, we increased our price to our customers on all latex products.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses decreased from $17,640,474 for the year ended June 30, 2002 to $8,939,480 for the year ended June 30, 2003. As a percentage of net sales, SG&A expenses decreased from 37.2% for the year ended June 30, 2002, to 24.2% for the year ended June 30, 2003. This decrease of $8,700,994 in SG&A expenses was attributable to the reduction of our sales force in 2002 due to AHPC transitioning out of the acute-care medical business and a reserve of $5,586,000 in 2002 for the intercompany receivable balances between PT Buana and WRP Asia assigned to WRPC.

         Loss from operations decreased by 47.2% from $(6,060,858) for the year ended June 30, 2002, to $(3,202,332) for the year ended June 30, 2003. This decrease was primarily attributed to the receivable reserve from WRP Asia in 2002. Operating margins decreased from (12.8%) in the 2002 period to (8.7%) in the 2003 period.

         Interest expense decreased during fiscal 2003 to $174,874 compared to $384,609 in the 2002 period. This 54.5% decrease is attributable to decreased financing requirements due to lower inventory levels caused by the reduction in revenue and a decrease in interest rates.

         Other income consists of rental, interest and miscellaneous income. Other income increased from $99,448 for the 2002 period to $507,786 for the 2003 period. In fiscal 2003, we billed $375,000 to MAXXIM for the Transition Service Agreement.

         At June 30, 2003 we tested for goodwill impairment, which resulted in the carrying amount of goodwill exceeding its implied fair value. We evaluated the realizablilty of the goodwill through the use of an independent appraisal, which utilized the present values of future cash flows. We recorded a goodwill impairment loss of $(1,042,094) for the year ended June 30, 2003.

         We recorded a foreign currency exchange loss of $18,355 in 2003 versus a foreign currency exchange loss of $42,646 in the comparable period in 2002, from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian Rupiah, an exchange gain or loss will be incurred. Foreign currency exchange gains and losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. PT Buana's functional currency is the U.S. dollar.

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

         The provision for (benefit from) income taxes for the year ended June 30, 2003 and June 30, 2002 was $1,898,169 and $(1,851,517), respectively. This increase in income tax expense of $3,749,686 is primarily due to the establishment of a valuation allowance against the deferred tax assets.

         For the year ended June 30, 2003, our net loss was $(5,559,769) compared to net loss of $(4,292,981) in the 2002 period. Diluted earnings per share for the year ended June 30, 2003 and June 30, 2002, were $(0.84) and $(0.65), respectively.

YEAR ENDED JUNE 30, 2002, COMPARED TO THE YEAR ENDED JUNE 30, 2001

         Our net sales are derived from the sales of finished products; net of allowable rebates, discounts and returns. Net sales include glove sales from AHPC's glove product line and exam glove sales from PT Buana, exclusive of its sales to AHPC. Consolidated net sales for the year ended June 30, 2002 were $47,357,076, which represents an 8.7% decrease over the year ended June 30, 2001, with consolidated net sales of $51,888,852. The decrease in net sales is attributable to AHPC exiting the acute-care medical market in March 2002, along with certain customer price decreases, effective February 1, 2002.

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

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased from $13,784,354 for the year ended June 30, 2001 to $17,640,474 for the year ended June 30, 2002. As a percentage of net sales, SG&A expenses increased from 26.6% for the year ended June 30, 2001, to 37.2% for the year ended June 30, 2002. This increase of $3,856,120 in SG&A expenses was solely attributable to the reduction of our sales force due to AHPC transitioning out of the acute-care medical business and a reserve of $5,586,000 for the intercompany receivable balances between PT Buana and WRP Asia assigned to WRPC.

         Income from operations decreased by 763.1% from $913,999 for the year ended June 30, 2001, to $(6,060,858) for the year ended June 30, 2002. This decrease was primarily attributed to the receivable reserve of $5,586,000 from WRP Asia. Operating margins decreased from 1.7% in the 2001 period to (12.8%) in the 2002 period.

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

SEGMENT INFORMATION

         During the year ended June 30, 2003 and 2002, we were engaged solely in the business of manufacturing and distributing disposable gloves. We have two business segments, manufacturing and distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represents the Indonesian operations of PT Buana, manufactures powdered and powder-free latex gloves and sells them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. and also includes, to a significantly lesser extent, the sale of non-glove disposable products. Discussion of the operations of each segment is included throughout the Results of Operations and Liquidity and Capital Resources sections.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED JUNE 30, 2003

         Cash and cash equivalents, at June 30, 2003, were $420,949, a decrease of $30,999 from $451,948 at June 30, 2002. We experienced a decrease in cash flows for the year ended June 30, 2003, primarily from a decrease in net cash used in investing activities. Our operations provided cash of $3,884,750 during the 2003 fiscal year as a result of noncash depreciation and amortization of $2,890,419 and a decline in accounts receivable of $2,529,218 and an increase in accounts payable trade. Net inventories were $8,796,339, an increase of $289,687 from $8,506,652 at June 30, 2002.

         Net trade accounts receivable at June 30, 2003 decreased by 52.2% to $2,317,178 from $4,846,396 at June 30, 2002. This decline of $2,529,218 is primarily due to a decrease in revenues associated with the medical transition.

         The outstanding account receivable from WRP Asia results primarily from sales of product to WRP Asia (powder-free exam gloves produced by PT Buana), cash advances, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. AHPC purchased virtually all of its latex powder-free exam gloves from WRP Asia in 2003, 2002 and 2001. Management believes transactions between operating segments are made at prevailing rates. AHPC purchases its powdered latex gloves from its 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP Asia.

         As of June 30, 2003, we have an outstanding account receivable from WRP Asia of approximately $8,906,815 (which has decreased by approximately $47,235 since June 30, 2002). Subsequent to June 30, 2002, the amounts due to PT Buana of $5,586,000, were assigned to WRPC in partial satisfaction of intercompany amounts due from PT Buana to WRPC.

         As of June 30, 2003, we have an account payable to WRP Asia of approximately $3,890,537 (which has increased by $1,233,258 since June 30, 2002), primarily resulting from the purchase of inventories from WRP Asia.

         The amount due from WRP Asia, before allowance for doubtful accounts at June 30, 2003 was approximately $8,906,815, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2003).

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

         On July 9, 2003, WRP Asia-Pacific Sdn Bhd (WRP Asia), successfully completed its financial restructuring involving total financing of approximately Malaysian Ringgit (RM) 250 million (US $65 million).

         The restructuring reduced WRP Asia's debt position by RM 143 million (US $37.6 million) and resulted in the availability of RM 40 million (US $11.4 million) in new funding and an increase in the company's issued share capital from RM 278 million (US $73.2 million) to RM 385.4 million (US $101.4 million).

         The debt restructuring includes an investment by an established UK-based fund management company, which has become a significant shareholder in WRP Asia. This participation further strengthens the solid mix of existing institutional shareholders, which consist of large and established private equity and investment funds.

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

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our independent "B" Directors, Robert Simmons and Don L. Arnwine as well the independent "A" Directors, G. Jeffery Mennen and Richard Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process as well as the options and alternatives available to us.

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

         Net inventories at June 30, 2003 increased by 3.4% to $8,796,339 from $8,506,652 at June 30, 2002. This increase of $289,687 is due to new inventory purchases from nonaffiliated parties.

         During the year ended June 30, 2003, we used cash of $3,216,747 for financing activities, and $289,687 in inventories.

         During the year ended June 30, 2003, we used cash in net investing activities of $699,002. We spent $365,088 for capital expenditures during that period primarily at PT Buana, our Indonesian manufacturing plant, for capital improvements. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the year ended June 30, 2003, we obtained funds from borrowings under our line of credit and other notes. On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.21% at June 30, 2003). At June 30, 2003, we had outstanding $4,513,996 on the revolving line of credit and $970,374 of letter of credit liabilities under the credit facility. As of June 30, 2003, we were not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution.

         In conjunction with the waiver of the covenant violations as of June 30, 2003, the existing credit facility agreement was amended to expire on December 31, 2003.

         We utilize the facility of WRP Asia to discount PT Buana's receivables from AHPC. Amounts available under this arrangement are $2,631,601 (MLR 10,000,000) of which $2,420,205 is outstanding as of June 30, 2003. PT Buana has guaranteed to WRP Asia's lender the payment of the discounted receivables in the event that AHPC does not remit payment.

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

         We have prepared the consolidated financial statements under the assumption that we are a going concern.

         On March 12, 2003 we entered into a forbearance agreement with our lender, GE Capital Services, whereby they agreed to forbear from exercising its rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement required us to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described elsewhere in this document). This agreement was scheduled to expire on June 30, 2003; however, we have entered into an amendment to the forbearance agreement that extends the term through December 31, 2003. Upon expiration of this agreement, as amended, the lender will have the right to exercise its rights and remedies immediately, including but not limited to (1) ceasing to make any further loans to us and (2) the acceleration of our obligations to the lender. We are taking aggressive measures to insure that we have adequate financing in the future; we are in discussions with several financial institutions about replacing our current credit facility. We fully expect, but cannot guarantee, that we will be successful in replacing our existing credit facility, through either our existing lender or a new lender, prior to December 31, 2003. We are also in discussion with several potential investors regarding a significant equity investment. We can make no assurances as to whether any investment proposals will be received and, if so, to what extent they will be dilutive to existing investors. Due to the nature of our business, importing product from Asia and the extended time period required for those purchases to convert to cash, we rely on our credit facility to finance these purchases.

         On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia's debt position and providing additional new funding. Due to the terms of the restructuring WRP Asia was prohibited from repaying certain debt, including our intercompany debt in the short term. At that time we began exploring other opportunities to gain compliance with our lender's requirement of a paydown by WRP Asia of it's intercompany debt and on September 12, 2003 entered into a non-binding letter of intent with WRP Asia to enter into a stock redemption and exchange agreement. The Letter of Intent calls for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of the outstanding capital stock of WRPC. The consideration for the redemption would be: (i) the conveyance to WRP Asia of our 70% ownership interest in PT Buana Multicorpora ("PTB"); and (ii) excuse of all indebtedness owing to us by WRP Asia. We would continue to be responsible for trade payables owing to PTB for recent product purchases. The transaction is subject to, among other things, execution of a definitive redemption agreement, a five-year supply agreement from WRP Asia, as well as the approval of the Company's and WRP Asia's boards of directors and our lender.

         We are in the process of negotiating definitive agreements at this time, and there can be no assurances as to the final form of these agreements, or that they will be executed, approved or closed. However, we are confident that the contemplated transactions will be consummated.

         On October 6, 2003 we announced the signing of a nonbinding letter of intent to enter into a stock redemption and exchange agreement with WRP Asia. The letter of intent calls for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of our outstanding capital stock. The consideration for the redemption would be:
(i) the conveyance to WRP Asia of our 70% ownership interest in our subsidiary PT Buana Multicorpora ("PTB") and (ii) excuse of all indebtedness owing to us from WRP Asia and from PTB. The transaction is subject to, among other things, execution of a definitive redemption agreement, a five-year supply agreement from WRP Asia and PTB to the Company, as well as the approval of the Company's and WRP Asia's Board of Directors.

         We are in the process of negotiating definitive agreements at this time, and there can be no assurances as to the final form of these agreements, or that they will be executed, approved or closed.

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

         As of June 30, 2002, we have outstanding accounts receivable from WRP Asia of approximately $8,954,000 (which has increased by approximately $690,000 since June 30, 2001). This amount includes amounts due to PT Buana as of June 30, 2003 of approximately $5,586,000 and amounts due to WRPC and AHPC of $3,368,000. Subsequent to June 30, 2002, the amounts due to PT Buana of $5,586,000, were assigned to WRPC in partial satisfaction of intercompany amounts due from PT Buana to WRPC.

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

         In conjunction with the waiver of the covenant violations as of June 30, 2002, the existing credit facility agreement was amended to expire on December 31, 2003.

         We utilize the facility of WRP Asia to discount PT Buana's receivables from AHPC. Amounts available under this arrangement are $2,631,601 (MR 10,000,000) of which $2,420,205 is outstanding as of June 30, 2002. PT Buana has guaranteed to WRP Asia's lender the payment of the discounted receivables in the event that AHPC does not remit payment.

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

         Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of June 30, 2003, we have established reserves of $5,919,896 in relation to trade and inter company receivables.

         We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of June 30, 2003, we have established reserves of $364,625.

         Goodwill. The excess of purchase price over the fair market value of the net assets purchased is recorded as goodwill. Prior to SFAS 142, the company amortized the goodwill using the straight-line method over a period of 25 years. Beginning with fiscal 2003, the company implemented SFAS 142 and no longer amortizes the balance of goodwill.

         On an ongoing basis, we review goodwill for impairment. During June 30, 2003 we tested for goodwill impairment, which resulted in the carrying amount of goodwill exceeding its implied fair value. We evaluated the realizablilty of the goodwill through the use of an independent appraisal, which utilized the present values of future cash flows. We recorded a goodwill impairment loss of $(1,042,094) for the year ended June 30, 2003.

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

CONTRACTUAL OBLIGATIONS

                                                   PAYMENTS DUE BY PERIOD
                                           LESS THAN         1-3          4-5     AFTER 5
                                TOTAL       1 YEAR          YEARS        YEARS     YEARS
Operating Leases             $783,703      $533,012       $250,691

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Disposal Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We have adopted the provision set forth in this statement for all exit and disposal activities initiated after December 31,2002.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses consolidation by business enterprises of certain variable interest entities ("VIEs"). FIN 46 is effective immediately for all enterprises with variable interests in VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, this interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We have performed an evaluation to identify such entities and we do not believe that any entities fall within the scope of this standard.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 will apply to financial instruments entered into or modified after May 31, 2003. We believe that the adoption of this standard will have no impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2003 and 2002.

         We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 2003 and 2002, approximated its fair value. For the year ended June 30, 2003 and 2002, the foreign exchange included in the determination of net income was approximately $18,858 and $42,646, respectively.

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

         Financing. Our credit facility, which was due to expire in August 31, 2003, has been renewed and extended until December 31, 2003. The terms and conditions are similar to those in the current credit facility.

         Dependence on Gloves. We are currently almost exclusively engaged in the manufacture and sale of disposable gloves. Accordingly, our results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on our results of operations or financial condition

         Dependence on Rubber Harvest and Latex Concentrate. Our ability to produce and purchase our products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others and us into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. During the year ended June 30, 2003, the price of latex concentrate increased by as much as 40%, causing us to incur higher cost of goods sold.

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

         Complimentary Products. The foodservice, industrial and retail industries look at our current line of product offerings as just one of a bundle of safety products used by their customers. Developing a profitable line of additional products will be important to the future success of our business. During 2003, we diversified our product offerings with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products are being offered under our SafePrep brand and under private label.

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

         Reliance Upon Significant Contracts and Customers. During the year ended June 30, 2003, 70.1% of net sales came from one customer. The loss of this customer could have a materially adverse impact on us.

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

         The FDA inspections and reviews may cause delays in product delivery and this can result in a loss or delay in recognition of sales and income by us. In addition, the FDA may inspect the manufacturing facilities for compliance with QSR's, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. Failure to comply with regulatory requirements could have a material adverse effect on our business financial condition and results of operations.

         West Coast Longshoremen Work Stoppage. On September 29, 2002, the Pacific Maritime Association (PMA), which represents international shipping lines, indefinitely locked out the longshoremen, effectively stopping all import and export activity on 29 West coast ports. This followed a 36-hour lockout that began on September 27, 2002. These shutdowns were in reaction to work slowdowns by the International Longshoremen's & Warehouse Union (ILWU), which were taking place over the last several weeks. On October 1, 2002 the U.S. District Court in San Francisco issue a temporary restraining order under the authority of the Taft-Hartley Act that requires the ports to reopen. On October 2, 2002 the ports reopened. We estimate the costs of this shutdown to be $297,000.

         We depend heavily on U.S. seaports, especially West coast ports where all of our imports are entered. We have contingency plans in place in the event another work stoppage should occur. These plans include, among other things, air-freighting product, locating alternative sources and redirecting existing inventory. We cannot guarantee that any of these contingency plans would adequately protect us from loss in the event that a similar work stoppage or strike should occur in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of WRP Corporation" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2003, and has concluded that, as of June 30, 2003, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Financial Officer, as appropriate to allow timely decisions regarding such disclosure.

         Changes in Internal Control Over Financial Reporting. No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

Name                    Age                       Position
----                    ---                       --------
Lew Kwong Ann            42   Chairman and Chief Executive Officer

Alan Zeffer              50   Chief Financial Officer,  Secretary and Treasurer

Biographies for Messrs. Lew and Zeffer are included below.

         At October 13, 2003, our directors consist of five Class A Directors and two Class B Directors are as follows:

Class A Directors

Name                    Age   Director Since
----                    ---   --------------
Eirik Bonde-Aslaksrud    40        2001
Lew Kwong Ann            42        1997
George Jeff Mennen       63        1994
Richard J. Swanson       68        1998
Robert Woon Yee Woh      55        2002

Class B Directors

Name                    Age   Director Since
----                    ---   --------------
Robert J. Simmons        60        1995
Don L. Arnwine           70        1995

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

         EIRIK BONDE-ASLAKSRUD was appointed a Class A Director of us in April 2001. Mr. Aslaksrud is an Executive Director and Executive Vice President, Global Markets, for WRP Asia Pacific. He has been with WRP since 1991.

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

BOARD MEETINGS AND COMMITTEES

         During the year ended June 30, 2003, our Board of Directors held seven meetings and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

         The Board of Directors has adopted a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee, which was formed in 1997. During the year ended June 30, 2003, the Compensation Committee held one meeting. The Audit Committee held six meetings, all other actions were taken by unanimous written consent without a meeting. At June 30, 2003, our Audit Committee consists of Don Arnwine, Richard Swanson, and George Jeff Mennen, and is chaired by Mr. Swanson. All members of the Audit Committee are deemed to be independent.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation paid by us for services rendered in all capacities to us during the year ended June 30, 2003, 2002, and the transition period ended June 30, 2001, to (i) our President and (ii) our executive officers at June 30, 2003, whose aggregate annual salary and bonus are expected to exceed $100,000 for the 2003 calendar year.

                                                                  Long-Term
                          Annual Compensation                   Compensation
                          -------------------                   ------------
     Name and                                       Other Annual    Stock     All Other
Principal Position   Year    Salary       Bonus     Compensation   Options   Compensation
------------------   ----   ---------   ---------   ------------   -------   ------------
Lew Kwong Ann        2002                                           70,000
CEO

Alan Zeffer          2001   $  49,452                     -              -          -
CFO                  2002   $ 140,000   $  20,000         -         70,000   $  9,416(1)
                     2003   $ 185,000   $  28,000         -         20,000          -

(1)Includes housing, automobile and other expenses.

EMPLOYMENT AGREEMENTS

         On October 1, 2002, we renewed the October 1, 2001, employment agreement with Alan E. Zeffer (the "Zeffer Agreement"). The Zeffer Agreement provided for (i) Mr. Zeffer to serve as our Chief Financial Officer, Vice President Finance and Operations; (ii) a base salary of $185,000 per annum;
(iii) housing expenses not to exceed $1,200.00 per month; (iv) a $400.00 per month automobile allowance; and (v) nonqualified stock options to be determined by the Compensation Committee.

OPTION GRANTS DURING THE YEAR JUNE 30, 2003

         On November 19, 2002 there were 20,000 options granted to Alan Zeffer at $0.24, the exercise price of the closing price of the common stock on November 19, 2002, the date of the grant. Mr. Zeffer's options vest immediately and are exercisable for a period of ten years form the date of grant.

AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED JUNE 30, 2003, AND FISCAL PERIOD-END OPTION VALUES

         There were no options exercised during the year ended June 30, 2003, by the executive officers named in the Summary Compensation Table.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

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

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         Presently, all compensation decisions relating to the salary of Mr. Zeffer are governed by the employment agreement between Mr. Zeffer and us, which agreement originally provided for the payment of annual base salary of $185,000 per annum, housing expenses not to exceed $1,200 per month, a $400 per month automobile allowance and non-qualified stock options to be determined by the Compensation Committee. Because Mr. Zeffer's employment agreement presently controls the compensation paid to him, the Compensation Committee did not formulate policies with respect to Mr. Zeffer's compensation during the prior fiscal year.

Members of the Compensation Committee:

         Lew Kwong Ann     George Jeff Mennen         Richard Swanson

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

[LINE GRAPH]

* $100 invested on June 30, 1995 in stock or Index - including reinvestment of dividends. Fiscal year ending June 30.

                         6/30/98   6/30/99   6/30/00   6/30/01   6/30/02   6/30/03
WRP Corporation           181.5     168.1      38.9      16.0      19.3
NYSE/AMEX/Nasdaq Stock    128.1     151.0     166.5     140.0     116.1
Peer Group                124.7      95.8      93.1      96.6     135.8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 30, 2003, with respect to the beneficial ownership of our Common Stock and Series A Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and Series A Common Stock, (ii) each director, nominee and certain executive officers and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock and Series A Common Stock beneficially owned by them.

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
                                                               -------

------------------------
*Represents less than 1%

(1) WRP Asia Pacific Sdn. Bhd. (formerly known as Wembley Rubber Products (M) Sdn. Bhd.) ("WRP Asia") is located at 28th Floor, Wisma Denmark, 86, Jalan Ampang, 50450, Kuala Lumpur, Malaysia.

(2) Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.

(3) Percent of class is based on 7,056,230 shares of the combined number of Series A Common Stock and Common Stock outstanding on October 14, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended June 30, 2003, we purchased latex powder-free exam gloves amounting to $3.4 million from our majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $4.8 million of powdered latex exam gloves to WRP Asia during the period.

         During the year ended June 30, 2003, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the express purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $170,439 during the year ended June 30, 2003, for its services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SEVICES

         Information responsive to this Item is set forth in "Fees Paid to Independent Auditors" of the definitive proxy statement for the Company's annual meeting of stockholders and is incorporated herein by reference. The Audit Committee's Charter provides that audit services engagement terms and fees, and any changes in such terms or fees, are subject to the specific pre-approval of the Audit Committee. The Charter further provides that other auditservices, audit-related services, tax services and permitted non-audit services are subject to tgeneral pre-approval by the Audit Committee. The Audit Committee has designated the Chief Financial Officer to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance. The Chief Financial Officer will report to the Audit Committee on a periodic basis on the results of his monitoring and will immediately report to the Chairman of the Audit Committee any breach of this procedure. The Chairman of the Audit Committee is authorized to act on behalf of the Audit Committee between meetings.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

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

 4.3 Warrant, incorporated by reference to Exhibit No. 4.3 to the Company's Form S-1 Registration Statement (Registration No.
               33-36206).

10.37 Debenture and Warrant Purchase Agreement dated October 12, 1994, between the Company and Wilmington Trust Company and George Jeff
               Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for Christina M. Andrea incorporated herein by reference to
               Exhibit 10.37 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.38 Debenture and Warrant Purchase Agreement dated October 12, 1994, between the Company and Wilmington Trust Company and George Jeff
               Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for John Henry Mennen incorporated herein by reference to Exhibit
               10.38 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.42 Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit 10.42 included in the Company's Form 10-K Annual Report for the fiscal year ended
               December 31, 1997 (File No. 0-17458).

10.43 Amended and Restated Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10.43 included in the Company's Form 10-K Annual Report for the fiscal year ended
               December 31, 1997 (File No. 0-17458).

10.44          Loan and Security Agreement dated as of December 1, 1998, between
               General Electric Capital Corporation and American Health Products
               Corporation, incorporated herein by reference to Exhibit 10.44 included in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (File No. 0-17458).

10.45 GE Waivers and Amendments to the Loan and Security Agreement dated as of December 1, 1998.

10.46 Employment Agreement between WRP Corporation and Alan Zeffer dated October 1, 2001 incorporated by reference in Exhibit 10.46 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2002 (File No. 0-17458).

21             Subsidiaries of the Company (1).

23.1           Consent of Grant Thornton LLP (1).

(b) During the 12 months ended June 30, 2003, the Company did not file any report on Form 8-K.

(c)            See item 15(a)

31(a) Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31(b) Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32(a) Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32(b) Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:

                                    WRP CORPORATION

Date: October 14, 2003              By: /s/ Alan E. Zeffer
                                        ------------------
                                        Alan E. Zeffer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date: October 14, 2003     By: /s/ Lew Kwong Ann
                               -----------------
                               Lew Kwong Ann, Chief Executive
                               Officer and Chairman of the Board of Directors

Date: October 14, 2003     By: /s/ Eirik Bonde-Aslaksrud
                               -------------------------
                               Eirik Bonde-Aslaksrud, Director

Date: October 14, 2003     By: /s/ Robert Woon
                               ---------------
                               Robert Woon, Director

Date: October 14, 2003     By: /s/ George Jeff Mennen
                               ----------------------
                               George Jeff Mennen, Director

Date: October 14, 2003     By: /s/ Richard J. Swanson
                               ----------------------
                               Richard J. Swanson, Director

Date: October 14, 2003     By: /s/ Robert J. Simmons
                               ---------------------
                               Robert J. Simmons, Director

Date: October 14, 2003     By: /s/ Don L. Arnwine
                               ------------------
                               Don L. Arnwine, Director

CONSOLIDATED FINANCIAL STATEMENTS
    AND REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS
WRP CORPORATION AND SUBSIDIARIES
  JUNE 30, 2003, 2002 AND 2001

                                    CONTENTS

                                                                                     PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS................................    F-3

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS - OTHER AUDITORS...............    F-4

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS - PREDECESSOR AUDITOR REPORT...    F-5

CONSOLIDATED FINANCIAL STATEMENTS

    BALANCE SHEETS................................................................    F-6

    STATEMENTS OF OPERATIONS......................................................    F-8

    STATEMENT OF SHAREHOLDERS' EQUITY.............................................    F-9

    STATEMENTS OF CASH FLOWS......................................................   F-10

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................   F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
WRP Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of WRP Corporation (a Maryland corporation, 53.2% owned by WRP-Asia Pacific Sdn. Bhd.) and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2002 financial statements of PT WRP Buana Multicorpa, a 70%-owned subsidiary, whose statements reflect total assets of 36.4% of the consolidated total assets as of June 30, 2002, and net sales of 17.6% of consolidated net sales for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us and shown elsewhere, and our opinion, insofar as it relates to the amounts included for PT WRP Buana Multicorpa as of June 30, 2002, and for the year then ended, is based solely on the report of the other auditors. The consolidated financial statements of WRP Corporation and Subsidiaries as of and for the years ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 28, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of WRP Corporation and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $5,559,769 for the year ended June 30, 2003. Additionally, the Company has entered into a forbearance agreement with its primary lender that will expire on December 31, 2003. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about its ability to continue as a going concern. The Company's business plan for 2004, which is also described in Note B, contemplates reduced operating losses, obtaining additional working capital, the refinancing of its bank credit agreements to long-term arrangements, and restructuring of the overall business atmosphere of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON, LLP
Chicago, Illinois
October 14, 2003

                            Intentionally Left Blank

                                           PRASETIO, SARWOKO & SANDJAJA
                                           REGISTERED PUBLIC ACCOUNTANTS

October 15, 2002                           UNIPLAZA BUILDING WEST TOWER LEVEL 5
                                           JALAN LETJEND HARYONO MT A-1
                                           MEDAN 20231
                                           INDONESIA
                                           TEL    : (62-61) 4556075
                                           FAX    : (62-61) 453 8251

GRANT THORNTON LLP
Attn: Jeff Robinson
Suite 700
One Prudential Plaza
130 E. Randolph Drive
Chicago IL, 60601-6203
United States of America


Dear Mr. Robinson:

In accordance with the requirements of AU 508.12, we give you permission to include our report dated October 15, 2002 for PT WRP Buana Multicorpora ("PT Buana") to be included with PT Buana's parent, WRP Corporation's 10k filing.


Sincerely,
PRASETIO, SARWOKO & SANDJAJA





Tjoe Mun Tong
Senior Manager

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                                                    2003             2002
                                                               --------------   --------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $      420,949   $      451,948
  Accounts receivable - trade, net of allowance for
     doubtful accounts of $333,625 and $150,000
     in 2003 and 2002                                               2,317,178        4,846,396
  Inventories, net                                                  8,796,339        8,506,652
  Prepaid expenses                                                    522,914          739,944
  Due from affiliate, net of allowance for doubtful
     accounts of  $5,586,271 in 2003 and $5,586,271 in 2002         3,320,544        3,368,050
  Deferred tax assets                                                (435,293)       2,752,312
  Other receivables                                                 1,382,078          389,242
                                                               --------------   --------------

           Total current assets                                    16,324,709       21,054,544

PROPERTY, PLANT AND EQUIPMENT
  Land rights and land improvements                                   736,535          736,535
  Construction in progress                                             27,688           36,084
  Equipment, furniture and fixtures                                16,767,720       16,534,201
  Building improvements                                             2,336,683        2,304,128
  Vehicles                                                            115,467           90,201
                                                               --------------   --------------

           Total property, plant and equipment                     19,984,093       19,701,149

  Less accumulated depreciation and amortization                   10,876,090        9,102,424
                                                               --------------   --------------

           Property, plant and equipment, net                       9,108,003       10,598,725

OTHER ASSETS
  Goodwill, net of accumulated amortization of $0 and
     $707,906 in 2003 and 2002, respectively                                -        1,042,094
  Other assets                                                        531,870          252,132
                                                               --------------   --------------

           Total other assets                                         531,870        1,294,226
                                                               --------------   --------------

                                                               $   25,964,582   $   32,947,495
                                                               ==============   ==============

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
JUNE 30,

         LIABILITIES AND SHAREHOLDERS' EQUITY                         2003            2002
                                                                  ------------    ------------
CURRENT LIABILITIES
   Accounts payable - trade                                       $  1,733,300    $  1,255,515
   Trade notes payable to bank                                       2,959,587       2,860,414
   Notes payable and current portion of long-term
     obligations                                                     1,264,992       4,555,964
   Due to affiliates                                                 3,890,537       2,657,279
   Accrued expenses                                                  2,716,428       2,382,262
                                                                  ------------    ------------

                    Total current liabilities                       12,564,844      13,711,434

LONG-TERM DEBT                                                           5,163          19,311

DEFERRED TAX LIABILITIES                                               645,036         562,728

COMMITMENTS AND CONTINGENCIES                                                -               -
                                                                  ------------    ------------
MINORITY INTEREST IN SUBSIDIARY                                      1,483,958       1,817,872

SHAREHOLDERS' EQUITY
   Series A common stock, $.01 par value; 1,252,538 shares
     authorized; 1,252,538 shares issued and outstanding at
     2003 and 2002                                                      12,525          12,525
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,803,692 shares issued in 2003 and 2002               58,037          58,037
   Additional paid-in capital                                       17,942,471      17,942,471
   Retained earnings (accumulated deficit)                          (5,118,276)        441,493
                                                                  ------------    ------------
                                                                    12,894,757      18,454,526
   Less common stock in treasury, at cost, 387,800 shares
     and 367,800 shares in 2003 and 2002, respectively               1,629,176       1,618,376
                                                                  ------------    ------------
                    Total shareholders' equity                      11,265,581      16,836,150
                                                                  ------------    ------------
                                                                  $ 25,964,582    $ 32,947,495
                                                                  ============    ============

The accompanying notes are an integral part of these balance sheets.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                  Year ended
                                                                 --------------------------------------------
                                                                     2003            2002            2001
                                                                 ------------    ------------    ------------
Net sales                                                        $ 36,988,567    $ 47,357,076    $ 51,888,852
Cost of goods sold                                                 31,251,419      35,777,460      37,190,499
                                                                 ------------    ------------    ------------
               Gross profit                                         5,737,148      11,579,616      14,698,353
Operating expenses
   Selling, general and administrative                              8,939,480      17,640,474      13,784,354
                                                                 ------------    ------------    ------------
(Loss) income from operations                                      (3,202,332)     (6,060,858)        913,999
Other Income and Expense
   Interest expense                                                   174,874         384,609         719,954
   Other income                                                       507,786          99,448         249,311
   Impairment Loss                                                  1,042,094               -               -
                                                                 ------------    ------------    ------------
               (Loss) income from continuing operations before
                 provision for (benefit from) income taxes
                 and minority interest                             (3,911,514)     (6,346,019)        443,356
Provision for (benefit from) income taxes                           1,898,169      (1,851,517)       (271,478)
                                                                 ------------    ------------    ------------
               (Loss) income from continuing operations before
                 minority interest                                 (5,809,683)     (4,494,502)        714,834
Minority interest in (loss) income of subsidiary                     (249,913)       (201,521)        185,437
                                                                 ------------    ------------    ------------

               NET (LOSS) INCOME                                 $ (5,559,769)   $ (4,292,981)   $    529,397
                                                                 ============    ============    ============
Basic net (loss) income per common share                        ($       0.84)  ($       0.65)   $       0.08
Diluted net (loss) income per common share                      ($       0.84)  ($       0.65)   $       0.08

The accompanying notes are an integral part of these statements.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                               Series A common stock            Common stock            Additional
                             -------------------------   --------------------------      paid-in
                               Shares        Amount         Shares         Amount        capital
                             ----------   ------------   ------------   ------------   ------------
Balance, June 30, 2000        1,252,538         12,525      5,803,692         58,037     17,942,471
Net income                            -              -              -              -              -
Common stock repurchases              -              -              -              -              -
                             ----------   ------------   ------------   ------------   ------------
Balance, June 30, 2001        1,252,538         12,525      5,803,692         58,037     17,942,471
Net loss                              -              -              -              -              -
Common stock repurchases              -              -              -              -              -
                             ----------   ------------   ------------   ------------   ------------
Balance, June 30, 2002        1,252,538         12,525      5,803,692         58,037     17,942,471
Net loss                              -              -              -              -              -
Common stock repurchases              -              -              -              -              -
                             ----------   ------------   ------------   ------------   ------------
Balance, June 30, 2003        1,252,538   $     12,525      5,803,692   $     58,037   $ 17,942,471
                             ==========   ============   ============   ============   ============

                                 Retained
                                 earnings
                               (accumulated     Treasury       Shareholders'   Comprehensive
                                 deficit)         stock           equity       income (loss)
                               ------------    ------------    ------------    -------------
Balance, June 30, 2000            4,205,077      (1,391,594)     20,826,516
Net income                          529,397               -         529,397    $    529,397
                                                                               ============
Common stock repurchases                  -        (180,406)       (180,406)
                               ------------    ------------    ------------
Balance, June 30, 2001            4,734,474      (1,572,000)     21,175,507
Net loss                         (4,292,981)              -      (4,292,981)   $ (4,292,981)
                                                                               ============
Common stock repurchases                  -         (46,376)        (46,376)
                               ------------    ------------    ------------
Balance, June 30, 2002              441,493      (1,618,376)     16,836,150
Net loss                         (5,559,769)              -      (5,559,769)   $ (5,559,769)
                                                                               ============
Common stock repurchases                  -         (10,800)        (10,800)
                               ------------    ------------    ------------
Balance, June 30, 2003         $ (5,118,276)   $ (1,629,176)   $ 11,265,581
                               ============    ============    ============

The accompanying notes are an integral part of this statement.

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                                Year ended
                                                                            ------------------------------------------------
                                                                                2003              2002              2001
                                                                            ------------      ------------      ------------
Cash flows from operating activities
   Net (loss) income                                                        $ (5,559,769)     $ (4,292,981)     $    529,397
   Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities
        Depreciation                                                           1,848,325         1,918,304         1,951,304
        Amortization                                                                  --            67,232            67,231
        Impairment of Goodwill                                                 1,042,094                --                --
        Deferred income taxes                                                  3,269,913        (1,893,985)           49,846
        Loss (gain) on disposal of property, plant and equipment                   7,486            29,291           (10,066)
        Changes in operating assets and liabilities
          Accounts receivable - trade, net                                     2,529,218            72,666           702,355
          Inventories, net                                                      (289,687)       (1,319,266)        2,937,025
          Prepaid expenses                                                       217,030           434,600          (743,394)
          Other assets                                                        (1,272,574)         (290,762)          (34,215)
          Accounts payable - trade                                               477,785        (1,079,906)          409,793
          Accrued expenses                                                       334,165          (589,373)         (667,700)
          Amounts due to and from affiliates                                   1,280,764         5,098,558        (3,552,199)
                                                                            ------------      ------------      ------------
                    Net cash provided by (used in) operating activities        3,884,750        (1,845,622)        1,639,377
Cash flows from investing activities
   Capital expenditures                                                         (365,088)         (444,336)         (928,206)
   Proceeds on sales of property, plant and equipment                                  -             7,714            13,510
   Minority interest in subsidiary                                              (333,914)         (201,520)          185,437
                                                                            ------------      ------------      ------------
                    Net cash used in investing activities                       (699,002)         (638,142)         (729,259)
Cash flows from financing activities
   Net payments on trade notes payable to bank                                    99,173         2,352,477          (744,877)
   Net borrowings (payment) on notes payable                                  (3,305,120)          505,870           (85,147)
   Payments for treasury stock repurchases                                       (10,800)          (46,376)         (180,406)
                                                                            ------------      ------------      ------------
                    Net cash provided by (used in) financing activities       (3,216,747)        2,811,971        (1,010,430)
                                                                            ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                             (30,999)          328,207          (100,312)
Cash and cash equivalents, beginning of period                                   451,948           123,741           224,054
                                                                            ------------      ------------      ------------
Cash and cash equivalents, end of period                                    $    420,949      $    451,948      $    123,742
                                                                            ============      ============      ============

The accompanying notes are an integral part of these statements.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

WRP Corporation and Subsidiaries (the "Company") is a leading marketer of medical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company is a 53.2% controlled subsidiary of WRP-Asia Pacific Sdn. Bhd. ("WRP Asia"). The Company also manufacturers high-quality disposable latex examination and food-service gloves through its 70%-owned Indonesian manufacturing facility, PT WRP Buana Multicorpa ("PT Buana"). The Company was incorporated in Maryland in December 1995 and has been involved in several business operations.

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

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from companies in the foodservice, non-acute medical, dental and retail industries. Credit is extended based on an evaluation of a customer's financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including, but no limited to, the length of time trade accounts receivable are past due, the Company's previous loss history, the customers current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. The Company established inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of product sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management. Inventories consist of the following at June 30, 2003 and 2002:

                                             2003             2002
                                          ----------       ----------
Raw materials                             $  268,525       $   40,314
Work in process                              701,899          551,843
Finished goods                             8,190,540        8,417,567
Reserves                                    (364,625)        (503,072)
                                          ----------       ----------

                  Total                   $8,796,339       $8,506,652
                                          ==========       ==========

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant and equipment account when completed. The useful lives of property, plant and equipment at June 30, 2003 and 2002, are as follows:

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

GOODWILL

The excess of purchase price over the fair market value of the net assets of AHPC is recorded as goodwill in the accompanying consolidated balance sheets.

In contrast to accounting standards in effect during 2002 and 2001, SFAS 12, Goodwill and Other Intangibles Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142.

Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carry value. As of June 30, 2003 the Company evaluated the goodwill of the AHPC reporting unit through and independent appraisal which used a present value of discounted cash flows method. As a result, the Company recorded an impairment charge of $1,042,094 for 2003 which reduced the balance of goodwill at June 30, 2003 to $0.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Had the Company not amortized goodwill in 2002 and 2001, the Company's reported net (loss)/income and basic and dilutive net (loss)/income per share would have been the adjusted amounts as indicated below:

                                               For the Fiscal Years Ended June 30,
                                               -----------------------------------
                                                   2002                 2001
                                               ----------------------------------
Net earnings, as reported                      $  (4,292,981)       $     529,397
Add: Goodwill amortization                            67,232               67,231
                                               ----------------------------------
Net earning, as adjusted                       $  (4,225,749)       $     596,628
                                               ==================================

Net income per basic and dilutive common
share, as reported                             $       (0.65)       $        0.08
Change in amortization expense                             -                 0.01
                                               ----------------------------------
Net income per basic and dilutive common
share, as adjusted                             $       (0.65)       $        0.09
                                               ==================================

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective May 1, 2002. SFAS No. 144 address financial accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

In accordance with SFAS No.144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse or upon the customer's receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company records a liability for rebates and sales discounts in accordance with terms as contracted with certain customers.

SHIPPING AND HANDLING

The Company records shipping and handling cost gross, within selling and administrative expenses. Customers are typically invoiced for shipping costs on all orders under the Company's 60 cases minimum requirement. Shipping and handling cost totaled $469,666, $1,014,161 and $1,201,672 in fiscal 2003, 2002 and 2001, respectively.

INCOME TAXES

The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period. Due to the uncertainty of the realization of the net deferred tax asset, the Company recorded a valuation allowance against it deferred tax asset.

NET INCOME PER COMMON SHARE

Basic Earnings per Share ("EPS") amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents).

The weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2003 and 2002, and 2001, are as follows:

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                                               Year ended
                                                  -------------------------------------
                                                                June 30,
                                                  -------------------------------------
                                                    2003          2002          2001
                                                  ---------     ---------     ---------
Basic weighted-average number of common
    shares outstanding                            6,632,734     6,655,123     6,790,833
Dilutive effect of common share
    equivalents                                       5,882             -             -
                                                  ---------     ---------     ---------

Diluted weighted-average number of
    common shares outstanding                     6,638,616     6,655,123     6,790,833
                                                  =========     =========     =========

The Company had additional vested stock options and warrants outstanding of 468,811, 476,214 and 370,272, at June 30, 2003, 2002 and 2001, respectively. The options for the periods June 30, 2001, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The impact of stock options has been included from the calculation of earnings per share for the year ended June 30, 2003. As the dilutive shares were immaterial, there was no effect to the earnings per share calculation.

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

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

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

Gains and losses from foreign currency transactions are included in net income in the period in which they occur. For the years ended June 30, 2003, 2002 and 2001, the foreign exchange (loss) gain included in the determination of net income is $(18,355), $(42,646) and $45,031, respectively.

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

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors. See note I for additional information regarding this plan. Options prices for options granted under this plan were not less than fair market value of the Company's on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                     For the Fiscal Years Ended June 30,
                                             --------------------------------------------------
                                                  2003              2002                2001
                                             --------------------------------------------------
Net earnings, as reported                    $   (5,559,769)    $  (4,292,981)       $  529,397

Deduct: total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects                                              53,712           203,892           216,345
                                             --------------------------------------------------

Pro forma net earnings                        $  (5,613,481)    $  (4,496,873)       $  313,052
                                             ==================================================

                                                  2003              2002                2001
                                             --------------------------------------------------
Earnings per share
    Basic - as reported                      $        (0.84)    $       (0.65)       $     0.08
    Basic - pro forma                        $        (0.83)    $       (0.68)       $     0.05

    Dilutive - as reported                   $        (0.84)    $       (0.65)       $     0.08
    Dilutive - pro forma                     $        (0.83)    $       (0.68)       $     0.05

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EMPLOYEE BENEFIT PLANS

The Company provides all employees who have completed 30 days of service with a 401(k) retirement savings plan. This 401(k) retirement savings plan name is "WRP Corporation 401(k) Profit Sharing Plan & Trust." Participants are allowed to contribute up to 15% of their annual compensation, and the Company will match up to the first 8% of the participants contribution. All contributions are made to a trust, which are held for the sole benefit of the participant. During fiscal years 2003, 2002 and 2001, the Company contributed to the plan $24,464, $36,803 and $134,289, respectively. The Company's expense, relating to the plan's administration, for June 30, 2003, 2002 and 2001 were $6,850, $6,850 and $6,850, respectively.

INTERNAL USE SOFTWARE COSTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the financial reporting of costs associated with purchased or developed software for internal use. As the Company has adopted the provisions of this SOP, the Company has capitalized or expensed as incurred certain of these software costs as appropriate. As of June 30, 2003, 2002 and 2001, the net book value of capitalized software is $757,605, $983,781 and $1,215,107, respectively. These captialized costs are included in Property, Plant and Equipment in the accompanying financial statements and are being amortized over seven years.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The provisions in this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. Although early adoption is encouraged, it is not required. The Company has adopted the provisions in this statement for all tangible long-lived asset retirements initiated after June 30, 2002.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has adopted the provisions set forth in this statement for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses consolidation by business enterprises of certain variable interest entities ("VIEs"). FIN 46 is effective immediately for all enterprises with variable interests in VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, this interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We have performed an evaluation to identify such entities and we do not believe that any entities fall within the scope of this standard.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 will apply to financial instruments entered into or modified after May 31, 2003. We believe that the adoption of this standard will have no impact on the Company's financial statements.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECLASSIFICATION

Certain prior-period balances have been reclassified to conform with the current-year presentation.

NOTE B - MANAGEMENT PLAN

FORBEARANCE AGREEMENT

On March 12, 2003 the Company entered into a forbearance agreement with its lender, GE Capital Services, whereby it was agreed the lender would forbear from exercising certain rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement, as amended, required the Company to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described in Footnote D, Related Party Transactions). This agreement was scheduled to expire on June 30, 2003; however, the Company entered into an amendment to the forbearance agreement that extends the term through December 31, 2003. Upon expiration of this agreement and subsequent amendment the lender will have the right to exercise its rights and remedies immediately, including but not limited to (1) ceasing to make any further loans to the Company and (2) the acceleration of the Company's obligations to the lender. Due to the nature of the Company's business, importing product from Asia and the extended time period required for those purchases to convert to cash, the Company relies on the credit facility to finance these purchases. Failure to have access to such a facility or to have adequate cash to self-fund these requirements would impair the Company's ability to continue as a going concern.

WRP ASIA FINANCIAL RESTRUCTURING

On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia's debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including the Company's intercompany debt in the short term. On September 12, 2003 the Company entered into a non-binding letter of intent with WRP Asia to enter into a stock redemption and exchange agreement. The Letter of Intent calls for the Company to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of the outstanding Capital Stock of WRPC. The consideration for the redemption would be: (i) the conveyance to WRP Asia of WRPC's 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB"); and (ii) forgiveness of all indebtedness owing to WRPC by WRP Asia. The Company would continue to be responsible for trade payables owing to PTB for recent product purchases by the Company. The transaction is subject to,

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE B - MANAGEMENT PLAN - CONTINUED

among other things, execution of a definitive redemption agreement, a five-year supply agreement from WRP Asia, as well as the approval of the Company's and WRP Asia's boards of directors and the Company's lender.

WRPC and WRP Asia are in the process of negotiating definitive agreements at this time, and there can be no assurances as to the final form of these agreements, or that they will be executed, approved or closed.

The Company is analyzing the potential accounting treatment of this transaction. The Company anticipates it will incur a loss on the transaction of between $1 million and $1.5 million.

NOTE C - COMMON STOCK

Each share of Series A common stock is convertible into one share of the Company's common stock, $.01 par value. The Company has reserved 1,252,538 shares of common stock for issuance upon conversion of the Series A common stock.

The terms of the Series A common stock are substantially the same as the Company's common stock except that Series A common stock entitles WRP Asia, the majority shareholder of the Company, to elect all Class A directors, which represent a majority of the Company's Board of Directors, and to vote with the holders of common stock as a single class with respect to any matters subject to a vote of the shareholders (see note H for further information on the Company's shareholders' equity).

On February 29, 2000, the Company approved a stock repurchase plan, which may include the repurchase of up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2003, 254,800 shares of public common stock have been repurchased by the Company as part of this plan.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE D - RELATED-PARTY TRANSACTIONS

At June 30, 2003 and 2002, amounts due from/to affiliates consist of the following:

                                                2003               2002
                                             -----------        -----------
Due from affiliate
    Current WRP Asia                         $ 8,906,815        $ 8,954,321
       Reserve                                (5,586,271)        (5,586,271)
                                             -----------        -----------
    Net                                      $ 3,320,544        $ 3,368,050
                                             ===========        ===========

Due to affiliate
    Current WRP Asia                         $(3,890,537)       $(2,657,279)
                                             ===========        ===========

The outstanding accounts receivable from WRP Asia result primarily from sales of product, cash advances and charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. As of June 30 2003, $8,906,815 is due to the Company. During 2003, the amounts due to PT Buana of $5,586,321 were assigned to WRP USA in partial satisfaction of intercompany amounts due from PT Buana to WRP USA. During 2003, the Company entered into a formal agreement with WRP Asia to provide for full and complete right of offset of any trade payables due against amounts they owe to WRPC and AHPC. Included in the WRP Asia receivable is a note receivable of $470,000 as of June 30, 2003 and 2002.

WRP USA and AHPC have accounts payable to WRP Asia of $3,890,537 at June 30, 2003, primarily resulting from the purchase of inventories. AHPC purchased virtually all of its latex, powder-free exam gloves from WRP Asia in 2002, 2001 and 2000. See note K for additional related-party transactions.

The net amount due from WRP Asia, before allowance for doubtful accounts at June 30, 2003, was $8,906,815, against which the Company has provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2003).

On September 24, 2002, the Board of Directors passed a resolution limiting the net receivables due from WRP Asia to $6,200,000. If net receivables exceed this amount, WRP Asia will be required to either prepay for product or issue an irrevocable letter of credit to cover the purchase price.

WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high-quality, powder-free, latex exam gloves. During the years ended June 30, 2003, 2002 and 2001, total purchases of gloves from WRP Asia were $3,355,310, $13,519,454 and $10,906,263, respectively.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE D - RELATED-PARTY TRANSACTIONS - CONTINUED

In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company.

The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $170,439, $137,772 and $112,290, in the years ended June 30, 2003, 2002 and 2001, respectively, for its services.

NOTE E - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consist of the following:

                                                                      2003               2002
                                                                      ----               ----
Notes payable to bank, at rates charged to WRP Asia:             $ 1,989,213        $2,420,205

Payable to bank, letters of credit bearing interest at the
  commercial paper rate plus 4.5%, due within 60 days:               970,374           440,209
                                                                 -----------        ----------
Total:                                                           $ 2,959,587        $2,860,414
                                                                 ===========        ==========

Trade notes payable to bank consist of amounts financed through letter of credit arrangements and notes payable, which totaled $2,959,587 and $2,860,414 at June 30, 2003 and 2002, respectively. These bank obligations are collateralized by the inventory and accounts receivable of AHPC and are subject to the convents discussed as in Note F.

The Company utilizes the facility of WRP Asia to discount PT Buana's receivables from AHPC. Amounts available under this arrangement are $2,631,601 (MLR $10,000,000) of which $1,989,213 is outstanding as of June 30, 2003. PT Buana has guaranteed to WRP Asia's lender the payment of the discounted receivables in the event AHPC does not remit payment.

As of June 30, 2003 and 2002, the Company was contingently liable for outstanding letter of credit liabilities totaling $595,488 and $175,558, respectively.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE F - NOTES PAYABLE

Notes payable and long-term debt as of June 30, 2003 and 2002, consist of the following:

                                                                                      2003          2002
                                                                                   ----------    -----------
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $15,000,000 at June 30, 2003 and 2002, bearing interest at the commercial paper rate plus 4.50% (5.71% and 6.27% at June 30, 2003 and
   2002, respectively), collateralized by inventories and accounts receivable,
   expiring December 31, 2003.                                                     $1,235,149    $ 4,513,996
Insurance premium financing loans, bearing interest at 5.24% and 4.95% at June
   30, 2003 and 2002, respectively, payable in monthly installments through
   July 2003                                                                           29,843         41,968
Other                                                                                   5,163         19,311
                                                                                   ----------    -----------

                                                                                    1,270,155      4,575,275

Less current portion                                                                1,264,992      4,555,964
                                                                                   ----------    -----------

           Long-term debt                                                          $    5,163    $    19,311
                                                                                   ==========    ===========

The bank revolving line-of-credit agreement noted above contains covenants that require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As a result of continued covenant violations, the Company entered into a forbearance agreement with its lender on March 12, 2003. The agreement has been extended to December 31, 2003. See Note B for further discussion.

The Company's credit facility includes a $5,000,000 revolving line of credit with a $5,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 4.5% (5.71% at June 30, 2003).

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE G - COMMITMENTS AND CONTINGENCIES

LITIGATION

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2003, the Company was involved in a total of 39 lawsuits as a named defendant, a third-party defendant or an indemnitor. During the year ended June 30, 2003, the Company was named in no new lawsuits and was dismissed from 28 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for or, if not provided for, are without merit, or involve such amounts that would not materially affect the Company's results of operations or financial condition.

SIGNIFICANT CUSTOMERS

The following summary presents the total percentage of sales the Company made to Sysco.

                                                       June 30,
                                               ----------------------
                                               2003     2002     2001
                                               ----     ----     ----
Sysco sales as a percentage of net sales       70.1     45.5     44.7

Sysco distributes the Company's products to numerous food-service facilities throughout the U.S. The ultimate end users of the Company's product are those various food-service organizations and professionals who purchase the product from these distributors.

OPERATING LEASES

The Company conducts all of its operations in leased facilities.

Total rent expense, net of rental income, included in the accompanying consolidated statements of operations for the years ended June 30, 2003, 2002 and 2001, was $569,548, $595,669 and $605,578, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

Fiscal year ending June 30,
    2004                          $   533,012
    2005                              206,292
    2006                               44,399
    2007 and thereafter                     -
                                  -----------

                                  $   783,703
                                  ===========

NOTE H - SHAREHOLDERS' EQUITY

At June 30, 2000, the Company had outstanding debt, which is convertible at any time at the noteholder's option into warrants to purchase 54,000 shares of common stock at $25.00 per share. These convertible debentures expired in November 2001.

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

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE I - STOCK OPTION PLAN - CONTINUED

                                                Weighted-
                                Outstanding      Average
                                  options         Price      Expiration
                                -----------     ---------    ----------
Balance, June 30, 2000            490,600       $    1.90

   Grants                           3,500            1.53       2011
   Rescissions/expirations       (125,500)           2.07     2008-2009
                                 --------       ---------     ---------

Balance, June 30, 2001            368,600       $    1.92

   Grants                         760,525            0.75       2012
   Rescissions/expirations       (408,932)           1.36     2003-2012
                                 --------       ---------     ---------

Balance, June 30, 2002            720,193       $    1.03
                                 ========       =========
   Grants                          20,000            0.24
   Rescissions/expirations       (199,877)           0.98     2003-2012
                                 --------       ---------     ---------

Balance, June 30, 2003            540,316       $    1.02
                                  =======       =========

The exercise price of the stock options granted in 2003, 2002 and 2001 was established at the market price on the date of the grants. The weighted-average fair value, at grant date, of the options granted during fiscal years 2003, 2002 and 2001 was $1.02, $1.03 and $1.92, respectively. Of the 540,316 options outstanding at June 30, 2003, 468,811 are currently exercisable, and 71,505 become exercisable in 2004. The Company has reserved common stock for issuance upon conversion of these options.

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

Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net income and net (loss) income per share (diluted) for the years ended June 30, 2003, 2002 and 2001, would have been $(5,613,481), $(4,496,873),
$313,052, and $(0.83), $(0.68) and $0.05, respectively.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE I - STOCK OPTION PLAN - CONTINUED

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

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

                                    Year ended
                            ------------------------------
                                     June 30,
                            ------------------------------
      Assumption             2003        2002       2001
------------------------    -------     -------    -------
Risk-free interest rates       3.02%       3.89%      6.10%
Dividend yield                    -           -          -
Expected volatility           81.14%      76.71%     71.63%
Expected life               4 years     4 years    4 years

Options outstanding and exercisable at June 30, 2003, were as follows:

                                                Weighted-                    Weighted-
 Range of         Number                         average        Number        average
 exercise     outstanding at     Remaining      exercise    exercisable at   exercise
  prices      June 30, 2003        life          Price      June 30, 2003      price
----------    --------------    ------------    ---------   --------------   ---------
$  2.07           115,800       1.5-7 years       $2.07        115,800         $2.07
   0.77           190,000         10 years         0.77        190,000          0.77
   0.75           214,516         10 years         0.75        143,011          0.75
   0.24            20,000         10 years         0.24         20,000          0.24
----------        -------       ------------      -----        -------         -----
$.24-$2.07        540,316       1.5-10 years      $1.02        468,811         $1.06
==========        =======       ============      =====        =======         =====

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE J - INCOME TAXES

The components of the Company's income tax provision (benefit) from continuing operations consisted of:

                                                                 June 30,
                                             ------------------------------------------------
                                                   2003            2002             2001
                                             --------------   --------------   --------------
Current
   Federal                                   $     (252,489)  $     (238,602)  $     (321,324)
   State                                           (168,084)         (33,685)               -
   Foreign                                                -          314,755                -
                                             --------------   --------------   --------------
             Total current                   $     (420,573)          42,468         (321,324)

Deferred
   Federal                                   $    2,197,152       (1,808,214)         (31,104)
   State                                              4,271         (255,277)          (7,202)
   Foreign                                          117,319          169,506           88,152
                                             --------------   --------------   --------------

             Total deferred                       2,318,742       (1,893,985)          49,846
                                             --------------   --------------   --------------

             Total income tax provision
               (benefit)                     $    1,898,169   $   (1,851,517)  $     (271,478)
                                             ==============   ==============   ==============

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

                                                                 June 30,
                                             ------------------------------------------------
                                                  2003             2002             2001
                                             --------------   --------------   --------------
Tax provision at statutory rate of 34%       $   (1,419,763)  $   (2,195,434)  $     (140,689)
State income taxes, net of Federal
   income tax provision                      $     (200,425)        (309,931)         (21,281)
Foreign tax rate difference                         937,755          567,431         (177,848)
Increase (decrease) in deferred tax
   asset valuation allowance                      2,166,896                -                -
Utilization of loss carryforwards                         -                -                -
Goodwill amortization and other                     413,705           86,417           68,340
                                             --------------   --------------   --------------

             Total income tax provision
               (benefit)                     $    1,898,169   $   (1,851,517)  $     (271,478)
                                             ==============   ==============   ==============

The Company's subsidiary in Indonesia has generated tax losses in the current period. As a result, the Company does not have any current foreign taxes payable as of June 30, 2003.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE J - INCOME TAXES - CONTINUED

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       2003           2002
                                                                   ------------   ------------
Deferred income tax asset
    Accruals not deductible until paid                             $    100,313   $    181,863
    Net operating loss carryforwards
       U.S                                                            1,717,559        546,741
       PT Buana                                                          37,928              -
    Inventory                                                           197,798        249,477
    Allowance for doubtful accounts                                     129,447      2,225,673
    Valuation allowance                                              (2,618,338)      (451,442)
                                                                   ------------   ------------

                  Total deferred tax assets                        $   (435,293)  $  2,752,312
                                                                   ============   ============

Deferred income tax liabilities
    Difference between book and tax basis of property, plant
       and equipment                                               $   (314,725)  $   (349,736)
    Other noncurrent liabilities - PT Buana                            (330,311)      (212,992)
                                                                   ------------   ------------

                  Total deferred tax liabilities                   $   (645,036)  $   (562,728)
                                                                   ============   ============

The Company has net operating loss carryforwards at June 30, 2003, of approximately $2.3 million, which are available to reduce Federal taxable income in future periods and will begin expiring in 2004. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of certain ownership changes that have occurred. Because of these factors, the utilization of the net operating losses at June 30, 2003, is limited.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest on debt outstanding for the years ended June 30, 2003, 2002 and 2001, was $148,066, $275,580 and $619,479, respectively.

Cash paid for income taxes during the years ended June 30, 2003, 2002 and 2001, was $0, $0 and $65,000, respectively.

The following represents significant related-party operating transactions during the years ended June 30, 2003, 2002 and 2001, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities:

                                                      Year ended
                                                       June 30,
                                    ----------------------------------------------
                                        2003             2002             2001
                                    -----------      ------------     ------------
Operating cash transactions
   Purchases from affiliate         $ 3,384,810      $ 13,519,454     $ 10,906,262
   Sales to affiliate                (4,808,544)       (7,366,124)      (9,714,384)
   Cash payments                     (2,202,552)      (13,258,230)     (11,452,521)
   Cash receipts                      4,710,372        12,203,458        6,708,444
                                    -----------      ------------     ------------
        Amounts due to (from)
          affiliate                 $ 1,084,086      $  5,098,558     $ (3,552,199)
                                    ===========      ============     ============

NOTE L - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 2003, 2002 and 2001:

                                                      Balance at     Accounts   Additions     Balance
                  Allowance for                       beginning      written   (Reductions)   at end
                doubtful accounts                     of period        off      to account   of period
------------------------------------------------      ----------     --------  ----------    ---------
Allowance for doubtful accounts activity for the
    year ended June 30, 2001                            175,000       (5,262)     (19,738)     150,000
Allowance for doubtful accounts activity for the
    year ended June 30, 2002                            150,000            -    5,586,271    5,736,271
Allowance for doubtful accounts activity for the
    year ended June 30, 2003                          5,736,271      (19,894)     203,519    5,919,896

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE L - VALUATION AND QUALIFYING ACCOUNTS - CONTINUED

                                                      Balance at                 Additions     Balance
               Reserve for excess and                 beginning     Inventory   (Reductions)   at end
                 obsolete inventory                   of period     write-offs   to account    period
--------------------------------------------------    ----------    ----------   ----------   ---------
Reserve for excess and obsolete inventory activity
    for the year ended June 30, 2001                    536,815      (15,458)    (103,594)     417,763
Reserve for excess and obsolete inventory activity
    for the year ended June 30, 2002                    417,763            -       85,309      503,072
Reserve for excess and obsolete inventory activity
    for the year ended June 30, 2003                    503,072     (142,488)       4,041      364,625

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

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE M - SEGMENT REPORTING - CONTINUED

The following tables provide financial data for the years ended June 30, 2003, 2002 and 2001, for these segments:

           June 30, 2003                              Manufacturing    Distribution     Eliminations     Consolidated
--------------------------------------               --------------   --------------   --------------   --------------
Revenues from external customers                     $   10,185,290   $   26,803,277   $            -   $   36,988,567
Revenues from other operating segments                    4,586,311                -       (4,586,311)               -
Pretax income (loss)                                       (715,726)      (3,195,788)               -       (3,911,514)
Depreciation and amortization expense                     1,474,414          437,341                -        1,911,755
Interest income                                              11,969          452,453         (396,053)          68,369
Interest expense                                            499,718           60,064         (396,053)         163,729
Total assets                                             11,283,099       14,681,483                -       25,964,582
Capital expenditures                                        296,360          (13,415)               -          282,944
Long-lived assets                                         8,629,685        1,010,188                -        9,639,873

           June 30, 2002                              Manufacturing    Distribution     Eliminations     Consolidated
--------------------------------------               --------------   --------------   --------------   --------------
Revenues from external customers                     $    8,334,491   $   39,022,585   $                $   47,357,076
Revenues from other operating segments                    5,469,376                        (5,469,376)               -
Pretax loss                                                (187,474)      (6,158,544)               -       (6,346,018)
Depreciation and amortization expense                     1,547,936          437,341                -        1,985,536
Interest income                                                 797          923,735         (867,334)          57,198
Interest expense                                            999,428          252,515         (867,334)         384,609
Total assets                                             12,010,021       20,937,474                -       32,947,495
Capital expenditures                                        378,446           13,872                -          392,318
Long-lived assets                                         9,527,999        2,364,952                -       11,892,951

           June 30, 2001                              Manufacturing    Distribution     Eliminations     Consolidated
--------------------------------------               --------------   --------------   --------------   --------------
Revenues from external customers                     $    9,994,989   $   41,893,863   $            -   $   51,888,852
Revenues from other operating segments                    3,254,850               -        (3,254,850)               -
Pretax income (loss)                                        706,275         (262,919)               -          443,356
Depreciation and amortization expense                     1,623,736          394,799                -        2,018,535
Interest income                                               2,266          906,005         (854,915)          53,356
Interest expense                                          1,040,389          534,480         (854,915)         719,954
Total assets                                             18,280,618       17,791,870                -       36,072,488
Capital expenditures                                        487,326          440,880                -          928,206
Long-lived assets                                        10,575,816        2,796,664                -       13,372,480

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE N - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                   3/31/03             6/30/03
                                                  --------            --------
                                                     (In thousands except
                                                      for per share data)
Net revenues                                      $  7,062            $ 10,593
Income from operations                              (1,440)             (1,266)
Net loss                                              (811)             (4,681)
Net income per share
    Basic                                         $  (0.12)           $  (0.71)
    Diluted                                          (0.12)              (0.71)

                                                  3/31/02             6/30/02             9/30/02           12/31/02
                                                  --------            --------           ---------          ---------
                                                               (In thousands except for per share data)
Net revenues                                      $ 10,153            $ 12,861           $  10,542          $   8,792
Income from operations                              (1,010)             (5,309)                (75)              (421)
Net (loss) income                                     (753)             (3,388)                125               (193)
Net income per share
    Basic                                         $  (0.11)           $  (0.52)          $    0.02          $   (0.03)
    Diluted                                          (0.11)              (0.52)               0.02              (0.03)

                                                  3/31/01             6/30/01            9/30/01            12/31/01
                                                  --------            --------           ---------          ---------
                                                               (In thousands except for per share data)
Net revenues                                      $ 12,461            $ 12,854           $  12,325          $  12,018
Income from operations                                (100)                842                 263                 (5)
Net income (loss)                                      (64)                796                 (21)              (131)
Net income per share
    Basic                                         $  (0.01)           $   0.12           $   (0.01)          $  (0.01)
    Diluted                                          (0.01)               0.12               (0.01)             (0.01)

WRP CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2003 AND 2002

NOTE N - QUARTERLY FINANCIAL SUMMARY (UNAUDITED) - CONTINUED

                                                   9/30/00            12/31/00
                                                   -------            --------
                                                  (In thousands except for per
                                                           share data)
Net revenues                                      $ 13,865            $ 12,709
Income from operations                                 683                (511)
Net income                                             241                (444)
Net income per share
    Basic                                         $   0.04            $  (0.07)
    Diluted                                           0.04               (0.07)