Form 10-Q
period 2003-09-30
WRP CORP
filed 2003-11-14
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2003

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

                                                Yes [ ]    No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of November 4, 2003, was 5,803,692 and 1,252,538, respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

      A quarterly review of the first quarter financial statements has been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 100.

Item 1.

      Condensed Consolidated Balance Sheets
      September 30, 2003 (unaudited) and June 30, 2003, (unaudited)..............     pgs.3-4

      Condensed Consolidated Statements of Operations (unaudited) for the
      Three Months Ended September 30, 2003 and 2002.............................       pg. 5

      Condensed Consolidated Statements of Cash Flow (unaudited) for the
      Three months ended September 30, 2003 and 2002.............................       pg. 6

      Notes to Interim Consolidated Financial Statements (unaudited).............       pg. 7

Item 2.

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations......................................................       pg.17

Item 3.

      Quantitative and Qualitative Disclosures About Market......................       pg.22

Item 4. Controls and Procedures..................................................       pg.22


                           PART II - OTHER INFORMATION

Items 1.-5.......................................................................       pg.23

Item 6...........................................................................       pg.23


WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003


                           ASSETS                             2003          2003
                                                          ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                               $    531,921  $    420,949
  Accounts receivable - trade, net of allowance for
    doubtful accounts of  $333,625 at September 30, 2003
    and June 30, 2003                                        2,045,625     2,317,178
  Inventories, net                                           8,662,616     8,796,339
  Prepaid expenses                                             520,891       522,914
  Due from affiliate, net of allowance for doubtful
     accounts of  $5,586,271 at September 30, 2003 and
     June 30, 2003                                           3,701,441     3,320,544
  Deferred tax assets                                               --      (435,293)
  Other receivables                                            953,993     1,382,078
                                                          ------------  ------------

                Total current assets                        16,416,487    16,324,709

PROPERTY, PLANT AND EQUIPMENT
  Land rights and land improvements                            736,535       736,535
  Construction in progress                                     165,675        27,688
  Equipment, furniture and fixtures                         16,934,117    16,767,720
  Building improvements                                      2,337,046     2,336,683
  Vehicles                                                          --       115,467

                Total property, plant and equipment         20,173,373    19,984,093

  Less accumulated depreciation and amortization            11,323,304    10,876,090
                                                          ------------  ------------

                Property, plant and equipment, net           8,850,069     9,108,003

OTHER ASSETS
  Other assets                                                 525,633       531,870
                                                          ------------  ------------

                Total other assets                             525,633       531,870
                                                          ------------  ------------

                                                          $ 25,792,189  $ 25,964,582
                                                          ============  ============

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
SEPTEMBER 30, 2003 AND JUNE 30, 2003


          LIABILITIES AND SHAREHOLDERS' EQUITY                          2003           2003
                                                                    ------------   ------------
CURRENT LIABILITIES
  Accounts payable - trade                                          $  1,791,259   $  1,733,300
  Trade notes payable to bank                                          2,786,157      2,959,587
  Notes payable and current portion of long-term
    obligations                                                        1,280,677      1,264,992
  Due to affiliates                                                    3,890,537      3,890,537
  Accrued expenses                                                     2,874,529      2,716,428
                                                                    ------------   ------------

                Total current liabilities                             12,623,159     12,564,844

LONG-TERM DEBT                                                                --          5,163

DEFERRED TAX LIABILITIES                                               1,129,215        645,036

COMMITMENTS AND CONTINGENCIES                                                 --             --

MINORITY INTEREST IN SUBSIDIARY                                        1,390,432      1,483,958

SHAREHOLDERS' EQUITY
  Series A common stock, $.01 par value;
    1,252,538 shares authorized; 1,252,538
    shares issued and outstanding at
    September 30, 2003 and June 30, 2003                                  12,525         12,525
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,803,692 shares issued at September 30,
    2003 and June 30, 2003                                                58,037         58,037
  Additional paid-in capital                                          17,942,471     17,942,471
  Accumulated deficit                                                 (5,734,474)    (5,118,276)
                                                                    ------------   ------------
                                                                      12,278,559     12,894,757
  Less common stock in treasury, at cost, 387,800 shares
    at September 30, 2003 and June 30, 2003                            1,629,176      1,629,176
                                                                    ------------   ------------

                Total shareholders' equity                            10,649,383     11,265,581
                                                                    ------------   ------------

                                                                    $ 25,792,189   $ 25,964,582
                                                                    ============   ============

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                     Three Months Ended
                                                                     ------------------
                                                                     2003           2002
                                                                 ------------   ------------
Net sales                                                        $  9,786,226   $ 10,541,504

Cost of goods sold                                                  8,048,922      8,526,381
                                                                 ------------   ------------

                Gross profit                                        1,737,304      2,015,123

Operating expenses
  Selling, general and administrative                               2,297,740      2,090,328
                                                                 ------------   ------------

Loss from operations                                                 (560,436)       (75,205)

Other Income and Expense
   Interest expense                                                    44,020         48,725
   Other income                                                        29,479        284,149
                                                                 ------------   ------------

                (Loss) income from continuing operations before
                  provision for (benefit from) income taxes
                  and minority interest                              (574,977)       160,219

Provision for (benefit from) income taxes                              50,748         (4,255)
                                                                 ------------   ------------

                (Loss) income from continuing operations before
                  minority interest                                  (625,725)       164,474

Minority interest in (loss) income of subsidiary                       (9,526)        39,052
                                                                 ------------   ------------


                 NET (LOSS) INCOME                               $   (616,199)  $    125,422
                                                                 ============   ============

Basic net (loss) income per common share                         $      (0.09)  $       0.02

Diluted net (loss) income per common share                       $      (0.09)  $       0.02

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                          Three Months Ended
                                                                          ------------------
                                                                          2003          2002
                                                                      -----------   -----------
Cash flows from operating activities
  Net (loss) income                                                   $  (616,199)  $   125,422
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities
      Depreciation                                                        447,214       477,601
      Deferred income taxes                                                48,886        73,075
      Changes in operating assets and liabilities
        Accounts receivable - trade, net                                  271,553     2,273,278
        Inventories, net                                                  133,723     1,768,467
        Prepaid expenses                                                    2,023       158,953
        Other assets                                                      434,323      (138,134)
        Accounts payable - trade                                           57,959    (2,062,469)
        Accrued expenses                                                  158,101      (144,874)
        Amounts due to and from affiliates                               (380,898)     (177,392)
                                                                      -----------   -----------

                Net cash provided by operating activities                 556,685     2,353,927

Cash flows from investing activities
  Capital expenditures                                                   (189,279)     (145,809)
  Minority interest in subsidiary                                         (93,526)      (44,948)
                                                                      -----------   -----------

                Net cash used in investing activities                    (282,805)     (190,757)

Cash flows from financing activities
  Net payments on trade notes payable to bank                            (173,430)    2,122,734
  Net borrowings (payment) on notes payable                                10,522    (3,918,742)
  Payments for treasury stock repurchases                                      --       (10,800)
                                                                      -----------   -----------

                Net cash used in financing activities                    (162,908)   (1,806,808)
                                                                      -----------   -----------

Net increase in cash and cash equivalents                                 110,972       356,362

Cash and cash equivalents, beginning of period                            420,949       451,948
                                                                      -----------   -----------

Cash and cash equivalents, end of period                              $   531,921   $   808,310
                                                                      ===========   ===========

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

2.      BASIS OF PRESENTATION:

        The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2003, filed October 14, 2003. The results of operations for the three-month period ended September 30, 2003, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2004.

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

        At September 30, 2003, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high-quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.      COMMON STOCK:

        At September 30, 2003, we had issued 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as our Common Stock except:

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

        During the three months ended, September 30, 2003, we did not sell any shares of our Common Stock.

6.         FOREIGN CURRENCY TRANSACTIONS:

        Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarters ended September 30, 2003 and 2002, the foreign exchange (loss)/gain included in the determination of net income was $(7,733) and $7,188, respectively. The functional currency of PT Buana is the U.S. dollar.

7.         RELATED-PARTY TRANSACTIONS:

        At September 30, 2003 and 2002, amounts due from/to affiliates consist of the following:

                                2003          2002
                            -----------   -----------
Due from Affiliate-
Current - WRP Asia          $ 9,287,712   $ 9,023,877

Due to Affiliate-
Current - WRP Asia          $(3,890,537)  $(2,549,443)
                            -----------   -----------

Amounts due from
Affiliate - Net *           $ 5,397,175   $ 6,474,434
                            ===========   ===========

Purchases from Affiliate -  $       (--)  $(1,186,495)
                            ===========   ===========

Sales to Affiliate -        $   117,511   $ 3,017,180
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

        As of September 30, 2003, we have outstanding accounts receivable from WRP Asia of approximately $9,287,712. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of September 30, 2003, there is approximately $345,272 owing PT Buana from WRP Asia.

        As of September 20, 2003, we have accounts payable to WRP Asia of approximately $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

        The net amount due from WRP Asia, before allowance for doubtful accounts at September 30, 2003, was approximately $9,287,712, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002) due to the uncertainty of the finalization of WRP Asia's refinancing plan, which has been ongoing for over 18 months without completion as of the date of the reserve for doubtful accounts.

        Subsequent to September 30, 2002, we entered into a formal agreement with WRP Asia, to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia and believe that the unreserved amounts due to WRP Asia from WRPC and AHPC of approximately $188,825 at September 30, 2003 are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

        On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee was comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine, as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process, as well as the options and alternatives available to us. The approval of the stock redemption and exchange agreement has been unanimously approved by the Committee, and it has obtained a fairness opinion advising that the transaction is fair to our shareholders.

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

8.      NET LOSS PER SHARE:

        We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2003 and 2002 is as follows:

                                                Three Months Ended         Three Months Ended
                                                September 30, 2003         September 30, 2002
                                                ------------------         ------------------
Basic weighted-average number of
Common shares outstanding                           6,632,734                  6,647,802
Dilutive effect of common share
Equivalents                                            11,111                         --
                                                    ---------                  ---------
Dilutive weighted-average number of
common shares outstanding                           6,643,845                  6,647,802


        At September 30, 2003, there were 7,056,230 shares of our Common Stock and Series A Common Stock outstanding.

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

        Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining at September 30, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should WRP Asia transfer ownership of its shares of stock to another holder.

        For the three months ended September 30, 2003 and 2002, we have recorded a provision for (benefit) from income taxes of $50,748 and $(4,255), respectively.

10.     CONTINGENCIES:

        Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the three months ended September 30, 2003, there were no additional product liability lawsuits filed, and we were dismissed from seven lawsuits. At September 30, 2003, we were involved in a total of 32 lawsuits, either as a named defendant, third party or an indemnifier. None of these lawsuits name us as the sole defendant in these claims.

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

11.     COMPREHENSIVE INCOME:

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive profit (loss) for the three months ended September 30, 2003 and 2002 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

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

        The following tables provide financial data for the three months ended September 30, 2003 and 2002 for these segments:

THREE MONTHS ENDED
SEPTEMBER 30, 2003                    MANUFACTURING   DISTRIBUTION   ELIMINATIONS   CONSOLIDATED
                                      -------------   ------------   ------------   ------------
Revenues from external customers        $  3,221,576  $  6,564,650   $         --   $  9,786,226
Revenues from other operating segments     1,580,887            --     (1,580,887)            --

Pre-tax income (loss )                        18,994      (593,971)            --       (574,977)
Total Assets                              11,810,012    13,982,177             --     25,792,189



THREE MONTHS ENDED
SEPTEMBER 30, 2002                        MANUFACTURING   DISTRIBUTION  ELIMINATIONS      CONSOLIDATED
                                          -------------   ------------  ------------      ------------
Revenues from external customers            $ 3,351,426  $ 7,190,078    $        --       $10,541,504
Revenues from other operating segments        1,044,074           --     (1,044,074)               --
Pre-tax income                                  119,430       40,789             --           160,216
Total Assets                                 11,581,797   17,375,072             --        28,956,869

13.        NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

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

15.     KEY CUSTOMERS:

        Our customers include leading foodservice distributors and healthcare product suppliers. During the three months ended September 30, 2003, AHPC's national customer accounted for 77.9% of net sales. The loss of this customer would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customer, through their combined networks of over 40 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

16.     CREDIT FACILITY:

        On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.06% at September 30, 2003). At September 30, 2003, we had outstanding $1,280,678 on the revolving line of credit and $852,634 of letter of credit liabilities under the credit facility. As of September 30, 2003, we were not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution.

        In conjunction with the waiver of the covenant violations as of June 30, 2003, the existing credit facility agreement was amended to expire on December 31, 2003.

17.       MEDICAL BUSINESS:

        On March 1, 2002, our subsidiary, American Health Products Corp, entered into a Transition Services Agreement with Maxxim Medical, Inc. (MAXXIM), whereby MAXXIM agreed to service most of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned the business with respect to most of our customers in the medical division to MAXXIM. As of September 30, 2003, we had an outstanding account receivable with MAXXIM of $280,115.41 (which included $250,000 of the fees they agreed to pay us for entering into the agreement). This amount has been fully reserved due to MAXXIM's bankruptcy filing on February 11, 2003. We now service our medical customers either direct or indirect through distributors, other then MAXXIM.

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

       On August 14, 2002, NASDAQ notified us that we had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D). However, NASDAQ noted that we meet the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided an additional 180 days, or until February 10, 2003, to regain compliance. In order to regain compliance our common stock was required to close at $1.00 per share or more for a minimum of ten consecutive trading days. If compliance with this Rule could not be demonstrated by February 10, 2003, NASDAQ advised that our securities would be delisted.

        On January 30, 2003, NASDAQ extended its minimum bid price compliance periods. Specifically, NASDAQ announced it would maintain the initial 180-day, calendar-day bid price grace period for all SmallCap issuers, but extend the bid price grace period for SmallCap issuers demonstrating compliance with the core SmallCap initial listing criteria from 180 to up to 540 days (approximately 12 months). Compliance with this standard is to be verified every 180 days.

       On April 9, 2003, we received notice from NASDAQ that, over the last 30 days, our Common Stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $1,000,000, as required for continued inclusion by Marketplace Rule 4310 (c)(7) (the "Rule"). NASDAQ further advised that, in accordance with Marketplace Rule 4310 (c)(8)(B), we would be provided 90 days, or until July 8, 2003, to regain compliance. If, at any time before July 8, 2003, the MVPHS of our Common Stock is $1,000,000 or more for a minimum of ten consecutive trading days, NASDAQ would provide written notification that we were in compliance with the rule. If compliance with this rule was not demonstrated by July 8, 2003, NASDAQ advised it would provide written notification that our securities would be delisted, subject to the opportunity to appeal this determination to a listing Qualifications Panel.

       Subsequently, we achieved compliance with the MVPHS requirement but were still not in compliance with the $1.00 minimum bid price requirement. On July 24, 2003 a hearing was held before the Nasdaq Listing Qualifications Panel. The result of this hearing was that we received an additional period of time, until September 30, 2003, to comply with the minimum bid price requirement. On October 23, 2003 we were advised by Nasdaq that since we had demonstrated a plan to achieve the $1.00 minimum bid price and provided us with an extension based upon the following terms:

      (1) On or before November 5, 2003 we must file a proxy statement with the SEC and Nasdaq evidencing our intent to seek shareholder approval for the implementation of a reverse stock split sufficient to satisfy the $1.00 bid price requirement.

      (2) On or before January 5, 2004 we must evidence a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days.

       On November 5, 2003 we filed a Notice of Special Meeting of Shareholders with the SEC and Nasdaq. This meeting was called to have the following items approved:

       To amend our Articles of Incorporation, which will affect the following items:

            (a)   change our name to AHPC Holdings, Inc.;

            (b) eliminate our Class A Common Stock, par value $.01 per share, increase the number of authorized shares of Common Stock, par value $.01 per share, from 10,000,000 to 50,000,000 shares and authorize the issuance of up to 2,000,000 shares of preferred stock, par value $.01 per share;

            (c) reflect a one share for two shares reverse stock split of our outstanding Common Stock, subject to an increase in the amount of this reverse split, if necessary, to result in an adjustment of the closing bid price of our Common Stock, as adjusted for the reverse stock split, to exceed $1.00 per share; and

            (d) change the minimum number of persons who may comprise our board of directors from five to three.

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

20.     MAXXIM BANKRUPTCY:

        On February 11, 2003, MAXXIM filed for protection under Chapter 11 of the Federal Bankruptcy Act in the District of Delaware. It is our understanding that they plan to continue to do business and to reorganize their operations as a debtor in possession. Under our Transition Services Agreement dates as of March 1, 2002, with MAXXIM, MAXXIM agreed to pay us $375,000 in the aggregate upon achievement of certain milestones, all of which were achieved. To date, MAXXIM has only paid $125,000 of such obligations; however, we have included as income the accrued, unpaid portion of these obligations. The total amount due from MAXXIM is $280,115; of this amount, $250,000 is for payments due under the transition agreement. This amount has been fully reserved due to MAXXIM's bankruptcy filing on February 11, 2003.

21.      FORBEARANCE AGREEMENT

        On March 12, 2003 we entered into a forbearance agreement with our lender, GE Capital Services, whereby they agreed to forbear from exercising its rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement required us to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described elsewhere in this document). This agreement was scheduled to expire on June 30, 2003; however, we have entered into an amendment to the forbearance agreement that extends the term through December 31, 2003. Upon expiration of this agreement, as amended, the lender will have the right to exercise its rights and remedies immediately, including but not limited to (i) ceasing to make any further loans to us and (ii) the acceleration of our obligations to the lender. We are taking aggressive measures to insure that we have adequate financing in the future; we are in discussions with several financial institutions about replacing our current credit facility. We fully expect, but cannot guarantee, that we will be successful in replacing our existing credit facility, through either our existing lender or a new lender, prior to December 31, 2003. We are also in discussion with several potential investors regarding a significant equity investment. We can make no assurances as to whether any investment proposals will be received and, if so, to what extent they will be dilutive to existing investors. Due to the nature of our business, importing product from Asia and the extended time period required for those purchases to convert to cash, we rely on our credit facility to finance these purchases.

22.      WRP ASIA FINANCIAL RESTRUCTURING

        On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia's debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including our intercompany debt in the short term. At that time we began exploring other opportunities to gain compliance with our lender's requirement of a paydown by WRP Asia of its intercompany debt. On October 6, 2003 we announced the signing of a non-binding letter of intent with WRP Asia to enter into a stock redemption and exchange agreement.

        On November 3, 2003 we announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Agreement calls for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. The consideration for the redemption is: (i) the conveyance to WRP Asia of our 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB") Indonesia, an Indonesian based manufacturer of gloves; and
(ii) excuse of all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB with the exception of our obligation to be responsible for trade payables owing to PTB for recent product purchases. We also announced the execution of a five-year supply agreement from WRP Asia and PTB to us (through our subsidiary American Health Products Corporation), calling for the purchase of a portion of our glove requirements, which equates to the appropriate annualized quantities that we are currently purchasing from PTB and WRP Asia. The Board of Directors of both WRP Asia and us have approved the transaction.

        We anticipate that the transaction will close by November 30, 2003. At that time, based on the current market price for our common stock of $.78 per share, we anticipate incurring a loss on this transaction of approximately $1.3 million. An increase to our common stock price will reduce this loss and a considerable appreciation in common stock price would cause us to incur a gain on the transaction. Likewise, a decline in our common stock price would cause the loss on the transaction to increase.

23.      SUBSEQUENT EVENT

        On October 16, 2003, we entered into an agreement with the landlord of our Itasca Warehouse to amend the Lease by extending the term of the Lease by one year from June 1, 2004 to May 30, 2005.

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

        Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the three months ended September 30, 2003, we recorded net sales of $9,786,226. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

      THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

        Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $9,786,226 and $10,541,504 for the three months ended September 30, 2003 and 2002, respectively. This represents a 7.2% decline in net sales for the year compared to the year earlier period. The decrease in sales of $755,278 was due, in part, to our transition out of most of our medical business to MAXXIM pursuant to a Transition Service Agreement.

        Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold decreased 5.6% from $8,526,381 for the three months ended September 30, 2002, to $8,048,922 for the three months ended September 30, 2003, due to the decline in sales caused by our transition out of most of the acute-care medical business. As a percentage of net sales, cost of goods sold increased from 80.9% for the three months ended September 30, 2002, to 82.2% for the three months ended September 30, 2003. The gross profit percentage decreased to 17.8% in the three month ended September 30, 2003, versus 19.1% in the same period of 2002. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 50% versus the comparable 2002 period. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

        Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 9.9% from $2,090,328 for the three months ended September 30, 2002, to $2,297,740 for the three months ended September 30, 2003. The increase of $207,412 in SG&A expenses is attributable to an increase in manufacturing operating expenses.

        Loss from operations was $(560,436) for the three months ended September 30, 2003, as compared to loss from operations of $(75,205) for the three months ended September 30, 2002. This loss from operations reflects the reduction in sales and increased costs of goods sold.

        Interest expense declined during the three months ended September 30, 2003, to $44,020 compared to $48,725 in the same quarter of 2002. This decrease is attributable to debt reductions on our line of credit and lower interest rates during the quarter in 2003 versus the 2002 comparable quarter.

        We recorded a foreign currency exchange loss of $7,733 in the quarter ended September 30, 2003 versus a foreign exchange gain of $7,188 in the comparable period in 2002 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

          Other income for the quarter ended September 30, 2003 and 2002, was $29,479 and $284,149, respectively. The decrease was due to the proceeds from the Transition Services Agreement with MAXXIM in the three months ended September 30, 2003.

        The benefit for income taxes for the three months ended September 30, 2003, was $50,748 and $(4,255) for the comparable 2002 period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining from June 30, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets.

        For the three months ended September 30, 2003, our net loss was $(616,199), compared to a net income of $125,422 in the same period of 2002. Diluted (loss) income per share for the three months ended September 30, 2003 and 2002, was $(.09) and $.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED SEPTEMBER 30, 2003:

        Cash and cash equivalents at September 30, 2003 was $531,921, an increase of $111,002 from $420,919 at June 30, 2003. We experienced an increase in cash flows during the three months ended September 30, 2003, primarily from cash provided by operating activities.

        Our operations provided cash of $556,685 during the three months ended September 30, 2003, primarily as a result of a tax refunds received of $526,000 for 2002 amended returns.

        Net trade accounts receivable at September 30, 2003 decreased 11.7% to $2,045,625 from $2,317,178 at June 30, 2003. The decrease in accounts receivable was due to the loss of the Walgreens business. Net inventories at September 30, 2003 were $8,662,616, a decrease from the level at June 30, 2003, of $8,796,339, due to reduction of safety stock levels.

        During the three months ended September 30, 2003, we used cash in investing activities of $282,805. We spent $189,279 for capital improvement expenditures during the three-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

        During the three months ended September 30, 2003, cash was used from financing activities in the amount of $162,908. We decreased borrowings on our line of credit facility by $173,430.

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

        As of September 30, 2003, we have outstanding accounts receivable from WRP Asia of approximately $9,287,712. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us. As of September 30, 2003, there are approximately $345,272 owing PT Buana from WRP Asia.

        As of September 30, 2003, we have accounts payable to WRP Asia of approximately $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

        The net amount due from WRP Asia, before allowance for doubtful accounts at September 30, 2003, was approximately $5,397,175, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at September 30, 2003).

        Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia and believe that the unreserved amounts due to WRP Asia from AHPC of approximately $565,142 at March 31, 2003 are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

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

        On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee is comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process as well as the options and alternatives available to us, which include the negotiation and possible closing of the stock redemption agreement with WRP Asia presently in effect.

        On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.06% at September 30, 2003). At September 30, 2003, we had outstanding $1,280,678 on the revolving line of credit and $852,634 of letter of credit liabilities under the credit facility. As of September 30, 2003, we were not in compliance with all of our covenants and have obtained waivers of these covenant violations from the financial institution.

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

        As of September 30, 2003, we had the following contractual obligations and commercial commitments:

                                                    PAYMENTS DUE BY PERIOD
                                                    ----------------------
       CONTRACTUAL
       OBLIGATION          TOTAL           LESS THAN 1 YEAR  1-3 YEARS  4-5 YEARS
       ----------          -----           ----------------  ---------  ---------

   Operating Leases       $1,052,645           $ 533,011      $519,634     -0-


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

        Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2003.

        We are subject to fluctuations in the value of the Indonesian rupiah vis-a-vis the U.S. dollar. The investment in the Indonesian subsidiary is remeasured into the U.S. dollar and the book value of the assets and liabilities of this operation at September 30, 2003, approximated its fair value.

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

                                     PART II

ITEM 1-5.

No changes

ITEM 6 (A)  EXHIBIT 99.1

      31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (B) REPORTS ON FORM 8-K

      During the three-month period ended September 30, 2003, we did not file any reports on Form 8-K.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    WRP Corporation
                                                    (Registrant)


Date:   November 14, 2003                         By:/s/ Alan E. Zeffer
                                                     ------------------
                                                  Name:  Alan E. Zeffer
                                                  Title: Chief Financial Officer