Form 10-Q
period 2003-12-31
WRP CORP
filed 2004-02-19
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: December 31, 2003

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

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of January 20, 2004, was 5,803,692 and 1,252,538, respectively.

                                 WRP CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

         A quarterly review of the second quarter financial statements has been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 100.

Item 1.

             Condensed Consolidated Balance Sheets
             December 31, 2003 (unaudited) and June 30, 2003, (unaudited)...................    pgs.3-4

             Condensed Consolidated Statements of Operations (unaudited) for the
             Three Months Ended December 31, 2003 and 2002..................................      pg. 5

             Condensed Consolidated Statements of Operations (unaudited) for the
             Six Months Ended December 31, 2003 and 2002....................................      pg. 6

             Condensed Consolidated Statements of Cash Flow (unaudited) for the
             Six months ended December 31, 2003 and 2002....................................      pg. 7

             Notes to Interim Consolidated Financial Statements (unaudited).................      pg. 8

Item 2.

             Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................      pg.20

Item 3.

             Quantitative and Qualitative Disclosures About Market..........................      pg.26

Item 4.      Controls and Procedures........................................................      pg.26

                                PART II - OTHER INFORMATION

Items 1.-5. ................................................................................      pg.27

Item 6.  ...................................................................................      pg.27

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003

                                                                           December 31, 2003   June 30, 2003
                                                                           -----------------   -------------
                                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                $    334,853     $    420,949
     Accounts receivable - trade, net of allowance for
          doubtful accounts of  $319,851 at December 31, 2003
          and $333,625 at June 30, 2003                                          2,524,550        2,317,178
     Inventories, net                                                            8,523,452        8,796,339
     Prepaid expenses                                                              769,929          522,914
     Due from affiliate, net of allowance for doubtful
           accounts of  $5,586,271 at December 31, 2003 and
           June 30, 2003                                                         3,401,870        3,320,544
     Deferred tax assets                                                                 -         (435,293)
     Other receivables                                                           1,104,365        1,382,078
                                                                              ------------     ------------

                                        Total current assets                    16,659,019       16,324,709

PROPERTY, PLANT AND EQUIPMENT
     Land rights and land improvements                                             736,535          736,535
     Construction in progress                                                            -           27,688
     Equipment, furniture and fixtures                                          17,031,050       16,767,720
     Building improvements                                                       2,385,383        2,336,683
     Vehicles                                                                      115,467          115,467
                                                                              ------------     ------------

                                        Total property, plant and equipment     20,268,435       19,984,093

     Less accumulated depreciation and amortization                             11,768,052       10,876,090
                                                                              ------------     ------------

                                        Property, plant and equipment, net       8,500,383        9,108,003

OTHER ASSETS
     Other assets                                                                  529,774          531,870
                                                                              ------------     ------------

                                        Total other assets                         529,774          531,870
                                                                              ------------     ------------

                                                                              $ 25,689,176     $ 25,964,582
                                                                              ============     ============

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
DECEMBER 31, 2003 AND JUNE 30, 2003

                                                                          December 31, 2003    June 30, 2003
                                                                          -----------------    -------------
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                $  2,538,526      $  1,733,300
     Trade notes payable to bank                                                2,991,043         2,959,587
     Notes payable and current portion of long-term
          obligations                                                             966,926         1,264,992
     Due to affiliates                                                          3,890,537         3,890,537
     Accrued expenses                                                           3,053,885         2,716,428
                                                                             ------------      ------------

                                        Total current liabilities              13,440,917        12,564,844

LONG-TERM DEBT                                                                          -             5,163

DEFERRED TAX LIABILITIES                                                        1,142,106           645,036

COMMITMENTS AND CONTINGENCIES                                                           -                 -

MINORITY INTEREST IN SUBSIDIARY                                                 1,310,904         1,483,958

SHAREHOLDERS' EQUITY
     Series A common stock, $.01 par value; 1,252,538 shares
          authorized; 1,252,538 shares issued and outstanding at
          December 31, 2003 and June 30, 2003                                      12,525            12,525
     Common stock, $.01 par value; 10,000,000 shares
          authorized; 5,803,692 shares issued at December 31,
          2003 and June 30, 2003                                                   58,037            58,037
     Additional paid-in capital                                                17,942,471        17,942,471
     Accumulated deficit                                                       (6,588,608)       (5,118,276)
                                                                             ------------      ------------
                                                                               11,424,425        12,894,757
     Less common stock in treasury, at cost, 387,800 shares
          at December 31, 2003 and June 30, 2003                                1,629,176         1,629,176
                                                                             ------------      ------------

                                        Total shareholders' equity              9,795,249        11,265,581
                                                                             ------------      ------------

                                                                             $ 25,689,176      $ 25,964,582
                                                                             ============      ============

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                      Three Months Ended
                                                                              -----------------------------------
                                                                              December 31, 2003  December 31,2002
                                                                              -----------------  ----------------
Net sales                                                                        $ 9,527,504       $ 8,792,517

Cost of goods sold                                                                 8,047,491         7,232,674
                                                                                 -----------       -----------

                        Gross profit                                               1,480,013         1,559,843

Operating expenses
     Selling, general and administrative                                           2,409,226         1,980,411
                                                                                 -----------       -----------

Loss from operations                                                                (929,213)         (420,567)

Other Income and Expense
   Interest expense                                                                   73,007            21,099
   Other income                                                                       40,371           151,972
                                                                                 -----------       -----------

                        (Loss) income from continuing operations before
                         provision for (benefit from) income taxes
                         and minority interest                                      (961,849)         (289,694)

Provision for (benefit from) income taxes                                            (28,186)          (52,982)
                                                                                 -----------       -----------

                        (Loss) income from continuing operations before
                         minority interest                                          (933,663)         (236,712)

Minority interest in (loss) income of subsidiary                                     (79,528)          (44,126)
                                                                                 -----------       -----------

                        NET (LOSS) INCOME                                        $  (854,135)      $  (192,586)
                                                                                 ===========       ===========

Basic net (loss) income per common share                                         $     (0.13)      $     (0.03)

Diluted net (loss) income per common share                                       $     (0.13)      $     (0.03)

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        Six Months Ended
                                                                              ------------------------------------
                                                                              December 31, 2003  December 31, 2002
                                                                              -----------------  -----------------
Net sales                                                                        $ 19,313,730      $ 19,334,021

Cost of goods sold                                                                 16,096,413        15,759,055
                                                                                 ------------      ------------

         Gross profit                                                               3,217,317         3,574,966

Operating expenses
     Selling, general and administrative                                            4,706,966         4,070,739
                                                                                 ------------      ------------

Loss from operations                                                               (1,489,649)         (495,772)

Other Income and Expense
   Interest expense                                                                   117,027            69,824
   Other income                                                                        69,850           436,121
                                                                                 ------------      ------------

         (Loss) income from continuing operations before
          provision for (benefit from) income taxes
          and minority interest                                                    (1,536,826)         (129,475)

Provision for (benefit from) income taxes                                              22,562           (57,237)
                                                                                 ------------      ------------

         (Loss) income from continuing operations before
          minority interest                                                        (1,559,388)          (72,238)

Minority interest in (loss) income of subsidiary                                      (89,054)           (5,074)
                                                                                 ------------      ------------

         NET (LOSS) INCOME                                                       $ (1,470,334)     $    (67,164)
                                                                                 ============      ============

Basic net (loss) income per common share                                         $      (0.22)     $      (0.01)

Diluted net (loss) income per common share                                       $      (0.22)     $      (0.01)

WRP CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                   Six Months Ended
                                                                         ------------------------------------
                                                                         December 31, 2003  December 31, 2002
                                                                         -----------------  -----------------
Cash flows from operating activities
     Net (loss) income                                                      $(1,470,334)      $   (67,164)
     Adjustments to reconcile net (loss) income to net cash provided by
          (used in) operating activities
               Depreciation                                                     891,962           928,200
               Deferred income taxes                                             61,777           105,266
               Gain on disposal of property, plant and equipment                      -            (3,811)
               Changes in operating assets and liabilities
                    Accounts receivable - trade, net                           (207,371)        2,692,315
                    Inventories, net                                            272,887        (1,042,059)
                    Prepaid expenses                                           (247,015)         (147,801)
                    Other assets                                                279,809          (243,016)
                    Accounts payable - trade                                    805,226         1,307,983
                    Accrued expenses                                            337,459          (293,249)
                    Amounts due to and from affiliates                          (81,327)          331,045
                                                                            -----------       -----------

                    Net cash provided by operating activities                   643,073         3,567,709

Cash flows from investing activities
     Capital expenditures                                                      (284,341)         (261,527)
     Minority interest in subsidiary                                           (173,054)          (89,074)
                                                                            -----------       -----------

                    Net cash used in investing activities                      (457,395)         (350,601)

Cash flows from financing activities
     Net borrowings on trade notes payable to bank                               31,455           644,387
     Net payments on notes payable                                             (303,229)       (3,407,605)
     Payments for treasury stock repurchases                                          -           (10,800)
                                                                            -----------       -----------

                    Net cash used in financing activities                      (271,774)       (2,774,018)
                                                                            -----------       -----------

Net increase in cash and cash equivalents                                       (86,096)          443,090

Cash and cash equivalents, beginning of period                                  420,949           451,948
                                                                            -----------       -----------

Cash and cash equivalents, end of period                                    $   334,853       $   895,038
                                                                            ===========       ===========

WRP CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

2.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2003, filed October 14, 2003. The results of operations for the six-month period ended December 31, 2003, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2004.

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

         At December 31, 2003, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high-quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

5.       COMMON STOCK:

         As of December 31, 2003, we had issued 1,252,538 shares of Series A Convertible Common Stock and 5,803,692 shares of Common Stock for a total of 7,056,230 shares. The terms of the Series A Common Stock owned by WRP Asia are substantially the same as our Common Stock except:

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

         During the six months ended, December 31, 2003, we did not sell any shares of our Common Stock.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarters ended December 31, 2003 and 2002, the foreign exchange (loss)/gain included in the determination of net income was $(5,435) and $6,050, respectively. The functional currency of PT Buana is the U.S. dollar.

7.       STOCK INCENTIVE PLANS:

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

                                                             Three Months Ended               Six Months Ended
                                                       ----------------------------      ----------------------------
                                                          2003             2002             2003             2002
                                                       -----------      -----------      -----------      -----------
Net earnings, as reported                              $  (854,135)     $  (192,586)     $(1,470,334)     $   (67,164)

Deduct:  total stock-based employee
compensation expense determined under
fair value based method for awards granted,
modified, or settled, net of related tax
effects                                                     11,093            6,120           22,186           12,240
                                                       -----------      -----------      -----------      -----------

Pro forma net earnings                                 $  (843,042)     $  (186,466)     $(1,448,148)     $   (54,924)
                                                       ===========      ===========      ===========      ===========

                                 2003       2002       2003       2002
                                 ----       ----       ----       ----
Earnings per share
    Basic - as reported        $  (0.13)  $  (0.03)  $  (0.22)  $  (0.01)
    Basic - pro forma             (0.13)     (0.03)     (0.22)     (0.01)

    Dilutive - as reported     $  (0.13)  $  (0.03)  $  (0.22)  $  (0.01)
    Dilutive - pro forma          (0.13)     (0.03)     (0.22)     (0.01)

8.       RELATED-PARTY TRANSACTIONS:

         At December 31, 2003 and 2002, amounts due from/to affiliates consist of the following:

                                  2003             2002
                                  ----             ----
Due from Affiliate-
Current - WRP Asia             $ 8,988,141      $ 9,929,258

Due to Affiliate-
Current - WRP Asia             $(3,890,537)     $(3,963,261)
                               -----------      -----------

Amounts due from
Affiliate - Net *              $ 5,097,604      $ 5,965,997
                               ===========      ===========

Purchases from Affiliate -     $        (-)     $(2,840,045)
                               ===========      ===========

Sales to Affiliate -           $   242,701      $ 4,546,705
                               ===========      ===========

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

         As of December 31, 2003, we have outstanding accounts receivable from WRP Asia of approximately $8,988,141. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us.

         As of December 31, 2003, we have accounts payable to WRP Asia of approximately $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at December 31, 2003, was approximately $8,988,141, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002).

         Subsequent to September 30, 2002, we entered into a formal agreement with WRP Asia, to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia and believe that the unreserved amounts due to WRP Asia from WRPC and AHPC of approximately $488,666 at December 31, 2003 are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

         On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee was comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine, as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process, as well as the options and alternatives available to us. The approval of the stock redemption and exchange agreement (see discussion in Note 22, below) has been unanimously approved by the Committee, and it has obtained a fairness opinion advising that the transaction is fair to our shareholders.

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

9.       NET LOSS PER SHARE:

         We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three and six months ended December 31, 2003 and 2002 is as follows:

                                                              THREE MONTHS ENDED     THREE MONTHS ENDED
                                                              DECEMBER 31, 2003      DECEMBER 31, 2002
                                                              -----------------      -----------------
Basic weighted-average number of
Common shares outstanding                                         6,632,734               6,639,690
Dilutive effect of common share
Equivalents                                                          17,448                       -
                                                                  ---------               ---------
Dilutive weighted-average number of common shares outstanding     6,650,182               6,639,690

                                                              SIX MONTHS ENDED      SIX MONTHS ENDED
                                                              DECEMBER 31, 2003     DECEMBER 31, 2002
                                                              -----------------     -----------------
Basic weighted-average number of
Common shares outstanding                                         6,632,734             6,642,871
Dilutive effect of common share
Equivalents                                                          12,727                     -
                                                                  ---------             ---------
Dilutive weighted-average number of common shares outstanding     6,645,461             6,642,871

         At December 31, 2003, there were 7,056,230 shares of our Common Stock and Series A Common Stock outstanding.

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

         Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining at December 31, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should WRP Asia transfer ownership of its shares of stock to another holder.

         For the six months ended December 31, 2003 and 2002, we have recorded a provision for (benefit) from income taxes of $22,562 and $(57,237), respectively.

11.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the six months ended December 31, 2003, there were no additional product liability lawsuits filed, and we were dismissed from four lawsuits. At December 31, 2003, we were involved in a total of 28 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain vendors in regard to the sale and distribution of our products only. None of these lawsuits name us as the sole defendant in these claims.

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

12.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive profit (loss) for the six months ended December 31, 2003 and 2002 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

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

         The following tables provide financial data for the three and six months ended December 31, 2003 and 2002 for these segments:

THREE MONTHS ENDED
DECEMBER 31, 2003                          MANUFACTURING     DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                           -------------     ------------       ------------     ------------
Revenues from external customers           $  3,417,355      $  6,110,149      $          -      $  9,527,504
Revenues from other operating segments        1,155,126                 -        (1,155,126)                -
Pre-tax loss                                   (293,281)         (668,569)                -          (961,849)
Total Assets                                 12,120,095        13,569,080                 -        25,689,176

THREE MONTHS ENDED
DECEMBER 31, 2002                          MANUFACTURING     DISTRIBUTION      ELIMINATIONS      CONSOLIDATED
                                           -------------     ------------      ------------      ------------
Revenues from external customers           $  1,636,758      $  7,155,759      $          -      $  8,792,517
Revenues from other operating segments        1,568,318                 -        (1,568,318)                -
Pre-tax loss                                   (139,808)         (149,886)                -          (289,694)
Total Assets                                 12,098,523        20,299,678                 -        32,398,202

SIX MONTHS ENDED
DECEMBER 31, 2003                          MANUFACTURING     DISTRIBUTION      ELIMINATIONS      CONSOLIDATED
                                           -------------     ------------      ------------      ------------
Revenues from external customers           $  6,638,931      $ 12,674,799      $          -      $ 19,313,730
Revenues from other operating segments        2,736,013                 -        (2,736,013)                -
Pre-tax loss                                   (274,287)       (1,262,540)                -        (1,536,826)
Total Assets                                 12,120,095        13,569,080                 -        25,689,176

SIX MONTHS ENDED
DECEMBER 31, 2002                          MANUFACTURING     DISTRIBUTION      ELIMINATIONS      CONSOLIDATED
                                           -------------     ------------      ------------      ------------
Revenues from external customers           $  4,988,184      $ 14,345,837      $          -      $ 19,334,021
Revenues from other operating segments        2,612,392                 -        (2,612,392)                -
Pre-tax loss                                    (20,387)         (109,097)                -          (129,475)
Total Assets                                 12,098,523        20,299,678                 -        32,398,202

14.      NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

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

16.      KEY CUSTOMERS:

         Our customers include leading foodservice distributors and healthcare product suppliers. During the six months ended December 31, 2003, AHPC's national customers accounted for 82.3% of net sales. The loss of this customer would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customer, through their combined networks of over 40 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

17.      CREDIT FACILITY:

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.00% at December 31, 2003). At December 31, 2003, we had outstanding $746,348 on the revolving line of credit and $971,797 of letter of credit liabilities under the credit facility. As of December 31, 2003, we were not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution.

         In conjunction with the waiver of the covenant violations as of December 31, 2003, the existing credit facility agreement was amended to expire on March 31, 2003 in connection with the Forbearance Agreement (see Note 22, below, for a discussion of our efforts to renew or replace our credit facility).

18.      MEDICAL BUSINESS:

         On March 1, 2002, our subsidiary, American Health Products Corp, entered into a Transition Services Agreement with Maxxim Medical, Inc. (MAXXIM), whereby MAXXIM agreed to service most of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned the business with respect to most of our customers in the medical division to MAXXIM. As of December 31, 2003, we had an outstanding account receivable with MAXXIM of $280,115.41 (which included $250,000 of the fees they agreed to pay us for entering into the agreement). This amount has been fully reserved due to MAXXIM's bankruptcy filing on February 11, 2003. We now service our medical customers either direct or indirect through distributors, other then MAXXIM.

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

         On August 14, 2002, NASDAQ notified us that we had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D). However, NASDAQ noted that we meet the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). Specifically, we qualify with the $5,000,000 stockholders equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided an additional

180 days, or until February 10, 2003, to regain compliance. In order to regain compliance, our common stock was required to close at $1.00 per share or more for a minimum of ten consecutive trading days. If compliance with this Rule could not be demonstrated by February 10, 2003, NASDAQ advised that our securities would be delisted.

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

         On January 20, 2004 we held the Special Meeting of Shareholders and received approval on all of the above items. The approval of items (a), (b) and
(d) are contingent upon the transaction with WRP Asia Pacific being completed. Refer to Note 22 for a complete description of this transaction.

         As of February 10, 2004 our common stock has met the minimum bid requirement of Marketplace Rule 4310(c)(8)(D) for 12 consecutive trading days. We have received confirmation from NASDAQ, on February 11, 2004, that we met the minimum requirements.

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

22.      FORBEARANCE AGREEMENT

         On March 12, 2003 we entered into a forbearance agreement with our lender, GE Capital Services, whereby they agreed to forbear from exercising its rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement required us to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described elsewhere in this document). This agreement was scheduled to expire on June 30, 2003; however, we have entered into two amendments to the forbearance agreement that extends the term initially through December 31, 2003 and subsequently through March 31, 2004. Upon expiration of this agreement, as amended, the lender will have the right to exercise its rights and remedies immediately, including but not limited to (i) ceasing to make any further loans to us and (ii) the acceleration of our obligations to the lender. We are taking aggressive measures to insure that we have adequate financing in the future; we are in discussions with several financial institutions about replacing our current credit facility. We fully expect, but cannot guarantee, that we will be successful in replacing our existing credit facility, through either our existing lender or a new lender, prior to March 31, 2004. We are also in discussion with several potential investors regarding a significant equity investment. We can make no assurances as to whether any investment proposals will be received and, if so, to what extent they will be dilutive to existing investors. Due to the nature of our business, importing product from Asia and the extended time period required for those purchases to convert to cash, we rely on our credit facility to finance these purchases.

23.      WRP ASIA FINANCIAL RESTRUCTURING

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

         On November 3, 2003 we announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Agreement calls for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. The consideration for the redemption is: (i) the conveyance to WRP Asia of our 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB") Indonesia, an Indonesian based manufacturer of gloves; and
(ii) excuse of all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB with the exception of our obligation to be responsible for trade payables owing to PTB for recent product purchases. We also announced the execution of a five-year supply agreement from WRP Asia and PTB to us (through our subsidiary American Health Products Corporation), calling for the purchase of a portion of our latex glove requirements, which equates to the appropriate annualized quantities that we are currently purchasing from PTB and WRP Asia. The pricing of such products has a variable factor keyed to the cost of raw latex. The Board of Directors of both WRP Asia and us have approved the transaction. We have received a fairness opinion from an independent professional valuation firm that the transaction is fair to our stockholders.

         We had anticipated that the transaction would close by November 30, 2003, however, since the transaction involves the transfer of ownership on an Indonesian company, we are required to obtain the approval of the Investment Board of the Government of Indonesia. This approval process has caused several unforeseen delays. We now anticipate the transaction to close by March 31, 2004. At that time, based on the split adjusted, current market price for our common stock of $1.09 per share as of February 13, 2004, we anticipate incurring a loss on this transaction of approximately $2.7 million. An increase to our common stock price will reduce this loss and a considerable appreciation in common stock price would cause us to incur a gain on the transaction. Likewise, a decline in our common stock price would cause the loss on the transaction to increase.

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the six months ended December 31, 2003, we recorded net sales of $19,313,730. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

         THREE MONTHS ENDED DECEMBER 31, 2003, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $9,527,504 and $8,792,517 for the three months ended December 31, 2003 and 2002, respectively. This represents an 8.4% increase in net sales for the year compared to the year earlier period. The increase in sales of $734,987 was due to a low sales volume PT Buana experienced in December 2002 as a result of the West Coast Dock strike.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold increased 11.3% from $7,232,674 for the three months ended December 31, 2002, to $8,047,491 for the three months ended December 31, 2003, due to the increase in sales and, in part, due to the increase in cost of raw latex. As a percentage of net sales, cost of goods sold increased from 82.3% for the three months ended December 31, 2002, to 84.4% for the three months ended December 31, 2003. The gross profit percentage decreased to 15.5% in the three month ended December 31, 2003, versus 17.7% in the same period of 2002. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 40% versus the comparable 2002 period. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. There has not been an appreciable increase in the cost of latex since December 31, 2003, and our recent price increases will allow us (for our fourth quarter) to adjust for some of the cost increase in latex over the first two quarters of our fiscal year.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 21.7% from $1,980,411 for the three months ended December 31, 2002, to $2,409,226 for the three months ended December 31, 2003. The increase of $428,815 in SG&A expenses is attributable to an increase in manufacturing operating expenses and distribution marketing expenditures.

         Loss from operations was $(929,213) for the three months ended December 31, 2003, as compared to loss from operations of $(420,567) for the three months ended December 31, 2002. This loss from operations reflects the increased costs of goods sold and selling expenses.

         Interest expense increased during the three months ended December 31, 2003, to $73,007 compared to $21,099 in the same quarter of 2002. This increase is attributable to an increase in our line of credit and interest rates increase for PT Buana during the quarter in 2003 versus the 2002 comparable quarter.

         We recorded a foreign currency exchange loss of $5,435 in the quarter ended December 31, 2003 versus a foreign exchange gain of $6,050 in the comparable period in 2002 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income for the quarter ended December 31, 2003 and 2002, was $40,371 and $151,972, respectively. The decrease was due to the proceeds from the Transition Services Agreement with MAXXIM in the three months ended December 31, 2003.

         The benefit for income taxes for the three months ended December 31, 2003, was $(28,186) and $(52,982) for the comparable 2002 period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining from June 30, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets. Our ability to utilize allowed NOL's in the future may be reduced in the event of the closing of the definitive stock redemption and exchange agreement with WRP Asia Pacific.

         For the three months ended December 31, 2003, our net loss was $(854,135), compared to a net loss of $(192,586) in the same period of 2002. Diluted (loss) income per share for the three months ended December 31, 2003 and 2002, was $(0.13) and $(0.03), respectively.

         SIX MONTHS ENDED DECEMBER 31, 2003, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $19,313,730 and $19,334,021 for the six months ended December 31, 2003 and 2002, respectively. This represents a 0.1% decline in net sales for the year compared to the year earlier period.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold increased 2.1% from $15,759,055 for the six-month period ended December 31, 2002, to $16,096,413 for the six months ended December 31, 2003, due to the increase in the cost of raw latex. As a percentage of net sales, cost of goods sold increased from 81.5% for the six months ended December 31, 2002, to 83.3% for the six months ended December 31, 2003. The gross profit percentage decreased to 16.7% in the six month ended December 31, 2003 versus 18.5% in the same period of 2002. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 40% versus the comparable 2002 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors. As of the present time the cost of latex appears to have stabilized and recent price increases will enable us, beginning in the fourth quarter, to return to acceptable margins on the distribution of our products, assuming no substantial further increase in latex prices. We are also seeing a trend in the food service industry toward increasing use of vinyl gloves, historically, vinyl products have been subject to less pricing volatility than latex prices gloves.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 15.6% from $4,070,738 for the six months ended December 31, 2002, to $4,706,966 for the six months ended December 31, 2003. The increase of $636,227 in SG&A expenses is attributable to an increase in manufacturing operating expenses and an increase in marketing expenses.

         Loss from operations was $(1,489,649) for the six months ended December 31, 2003, as compared to that of $(495,772) for the six months ended December 31, 2002. This loss from operations reflects the increased costs of goods sold relating to the cost of raw latex.

         Interest expense increase during the six months ended December 31, 2003, to $117,027 compared to $69,824 in the same six-month period of 2002. This decrease is attributable to an increase in our line of credit and interest rates increase for PT Buana during the six month period in 2002 versus the 2001 comparable.

         We recorded a foreign currency exchange loss of $13,168 in the quarter ended December 31, 2003 versus a foreign exchange gain of $1,138 in the comparable period in 2002 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income for the six-month ended December 31, 2003 and 2002 was $69,850 and $436,121, respectively. Other income for the six month period of 2002 consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($375,000) and miscellaneous income.

         The (benefit) provision for income taxes for the six months ended December 31, 2003 was $22,562 and $(57,237) for the comparable 2002 period. This change in income taxes is primarily attributable to the net loss for the six-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002 which can be used to offset future U.S. generated taxable income through the year 2004. The ability to use these NOL carryforwards may be impaired in the event of the closing of the stock redemption and exchange agreement with WRP Asia Pacific.

         For the six months ended December 31, 2003, our net loss was $(1,470,334), compared to a net loss of $(67,164) in the same period of 2002. Diluted loss per share for the six months ended December 31, 2003 and 2002 was $(0.22) and $(0.01), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

SIX MONTHS ENDED DECEMBER 31, 2003:

         Cash and cash equivalents at December 31, 2003 was $334,853, a decrease of $86,096 from $420,929 at June 30, 2003. We experienced the decrease in cash flows during the six months ended December 31, 2003, primarily from cash used in investing activities.

         Our operations provided cash of $643,073 during the six months ended December 31, 2003, primarily as a result of a tax refunds received of $526,000 for 2002 amended returns.

         Net trade accounts receivable at December 31, 2003 increased 8.9% to $2,524,550 from $2,317,178 at June 30, 2003. The increase in accounts receivable was due to the an increase in second quarter sales. Net inventories at December 31, 2003 were $8,523,452, a decrease from the level at June 30, 2003, of $8,796,339, due to reduction of safety stock levels.

         During the six months ended December 31, 2003, we used cash in investing activities of $457,395. We spent $284,341 for capital improvement expenditures during the six-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the six months ended December 31, 2003, cash was used from financing activities in the amount of $271,774. The cash was used to pay down our line of credit with GE Capital.

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

         As of December 31, 2003, we have outstanding accounts receivable from WRP Asia of approximately $8,988,141. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us.

         As of December 31, 2003, we have accounts payable to WRP Asia of approximately $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at December 31, 2003, was approximately $5,097,605, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at December 31, 2003).

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

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (1.00% at December 31, 2003). At December 31, 2003, we had outstanding $746,348 on the revolving line of credit and $971,797 of letter of credit liabilities under the credit facility. As of December 31, 2003, we were not in compliance with all of our covenants and have obtained waivers of these covenant violations from the financial institution.

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

         As of December 31, 2003, we had the following contractual obligations and commercial commitments:

                                       PAYMENTS DUE BY PERIOD
  CONTRACTUAL                          ----------------------
  OBLIGATION          TOTAL    LESS THAN 1 YEAR  1-3 YEARS  4-5 YEARS
  ----------          -----    ----------------  ---------  ---------
Operating Leases     $829,448      $283,658      $545,790      -0-

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2003.

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

ITEM 6 (a)  EXHIBIT 99.1

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)  REPORTS ON FORM 8-K

         On October 6, 2003, we filed a Report of Form 8-K wherein we reported information under Item 12, Results of Operations and Financial Condition.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WRP Corporation
                                          (Registrant)

Date: February 19, 2004               By: /s/ Alan E. Zeffer
                                         -------------------
                                      Name:  Alan E. Zeffer
                                      Title: Chief Financial Officer