Form 10-Q
period 2004-03-31
AHPC Holdings, Inc.
filed 2004-05-19
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to       .
                                               ------    ------

                         Commission File Number: 0-17458
                                                 -------

                               AHPC HOLDINGS, INC
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

                                                      Yes [ ]    No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Series A Convertible Common Stock, par value $.01 per share, outstanding as of May 14, 2004, was 1,934,564 and 417,513, respectively.

                               AHPC HOLDINGS, INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

            A quarterly review of the third quarter financial statements has been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 100.

Item 1.

            Condensed Consolidated Balance Sheets
            March 31, 2004 (unaudited) and June 30, 2003, (audited)..................................... pgs.3-4

            Condensed Consolidated Statements of Operations (unaudited) for the
            Three Months Ended March 31, 2004 and 2003.................................................... pg. 5

            Condensed Consolidated Statements of Operations (unaudited) for the
            Nine Months Ended March 31, 2004 and 2003..................................................... pg. 6

            Condensed Consolidated Statements of Cash Flow (unaudited) for the
            Nine months ended March 31, 2004 and 2003..................................................... pg. 7

            Notes to Interim Consolidated Financial Statements (unaudited)................................ pg. 8

Item 2.

            Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................................... pg.22

Item 3.

            Quantitative and Qualitative Disclosures About Market......................................... pg.28

Item 4.     Controls and Procedures....................................................................... pg.28


                           PART II - OTHER INFORMATION

Items 1.-5................................................................................................ pg.29

Item 6.................................................................................................... pg.29

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003



                                 ASSETS                                                March 31, 2004            June 30, 2003
                                                                                       --------------            -------------
CURRENT ASSETS
    Cash and cash equivalents                                                            $   680,184              $   420,949
    Accounts receivable - trade, net of allowance for
       doubtful accounts of  $319,851 at March 31, 2004
       and $333,625 at June 30, 2003                                                       2,314,128                2,317,178
    Inventories, net                                                                       8,279,647                8,796,339
    Prepaid expenses                                                                         808,511                  522,914
    Due from affiliate, net of allowance for doubtful
       accounts of  $5,586,271 at March 31, 2004 and
       June 30, 2003                                                                       3,484,111                3,320,544
    Other receivables                                                                        666,742                1,382,078
                                                                                         -----------              -----------

                           Total current assets                                           16,233,323               16,760,002

PROPERTY, PLANT AND EQUIPMENT
    Land rights and land improvements                                                        736,535                  736,535
    Construction in progress                                                                  13,622                   27,688
    Equipment, furniture and fixtures                                                     17,106,297               16,767,720
    Building improvements                                                                  2,393,460                2,336,683
    Vehicles                                                                                 115,467                  115,467
                                                                                         -----------              -----------

                           Total property, plant and equipment                            20,365,381               19,984,093

    Less accumulated depreciation and amortization                                        12,215,814               10,876,090
                                                                                         -----------              -----------

                           Property, plant and equipment, net                              8,149,567                9,108,003

OTHER ASSETS
    Other assets                                                                             294,781                  531,870
                                                                                         -----------              -----------

                           Total other assets                                                294,781                  531,870
                                                                                         -----------              -----------

                                                                                         $24,677,671              $26,399,875
                                                                                         ===========              ===========

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
MARCH 31, 2004 AND JUNE 30, 2003



                             LIABILITIES AND SHAREHOLDERS' EQUITY                          March 31, 2004        June 30, 2003
                                                                                           --------------        -------------
CURRENT LIABILITIES
    Accounts payable - trade                                                                $  2,226,808          $  1,733,300
    Trade notes payable to bank                                                                2,630,489             2,959,587
    Notes payable and current portion of long-term
       obligations                                                                             1,395,634             1,264,992
    Due to affiliates                                                                          3,890,536             3,890,537
    Accrued expenses                                                                           3,314,343             2,716,428
                                                                                            ------------          ------------

                           Total current liabilities                                          13,457,810            12,564,844


LONG-TERM DEBT                                                                                        --                 5,163

DEFERRED TAX LIABILITIES                                                                       1,131,652             1,080,329

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                                                                1,274,187             1,483,958

SHAREHOLDERS' EQUITY
    Series A common stock, $.03 par value; 417,513 shares authorized; 417,513 shares issued and outstanding at
       March 31, 2004 and June 30, 2003                                                           12,525                12,525
    Common stock, $.03 par value; 3,333,333 shares
       authorized; 1,934,564 shares issued at March 31,
       2004 and June 30, 2003                                                                     58,037                58,037
    Additional paid-in capital                                                                17,942,471            17,942,471
    Accumulated deficit                                                                       (7,569,835)           (5,118,276)
                                                                                            ------------          ------------
                                                                                              10,443,198            12,894,757
    Less common stock in treasury, at cost, 129,267 shares
       at March 31, 2004 and June 30, 2003                                                     1,629,176             1,629,176
                                                                                            ------------          ------------

                           Total shareholders' equity                                          8,814,022            11,265,581
                                                                                            ------------          ------------

                                                                                            $ 24,677,671          $ 26,399,875
                                                                                            ============          ============

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                                     Three Months Ended
                                                                             -----------------------------------
                                                                             March 31, 2004        March 31, 2003
                                                                             --------------        --------------
Net sales                                                                     $ 9,340,989           $ 7,062,481

Cost of goods sold                                                              8,141,178             6,399,130
                                                                              -----------           -----------

                Gross profit                                                    1,199,811               663,351

Operating expenses
    Selling, general and administrative                                         2,265,421             2,103,707
                                                                              -----------           -----------

Loss from operations                                                           (1,065,610)           (1,440,356)

Other Income and Expense
   Interest expense                                                                71,368                35,379
   Other income                                                                    24,581                27,218
                                                                              -----------           -----------

               Loss from continuing operations before
                provision for (benefit from) income taxes
                and minority interest                                          (1,112,397)           (1,448,517)

Provision for (benefit from) income taxes                                         (10,454)             (524,943)
                                                                              -----------           -----------

               Loss from continuing operations before
                minority interest                                              (1,101,943)             (923,574)

Minority interest in loss of subsidiary                                          (120,716)             (112,305)
                                                                              -----------           -----------


               NET LOSS                                                       $  (981,227)          $  (811,269)
                                                                              ===========           ===========

Basic net (loss) income per common share                                      $     (0.44)          $     (0.12)

Diluted net (loss) income per common share                                    $     (0.44)          $     (0.12)


AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                                       Nine Months Ended
                                                                              ------------------------------------
                                                                              March 31, 2004        March 31, 2003
                                                                              --------------        --------------
Net sales                                                                      $ 28,654,719          $ 26,396,502

Cost of goods sold                                                               24,237,592            22,158,185
                                                                               ------------          ------------

Gross profit                                                                      4,417,127             4,238,317

Operating expenses
    Selling, general and administrative                                           6,972,386             6,174,445
                                                                               ------------          ------------

Loss from operations                                                             (2,555,259)           (1,936,128)

Other Income and Expense
   Interest expense                                                                 188,396               105,203
   Other income                                                                      94,430               463,339
                                                                               ------------          ------------

               Loss from continuing operations before
                provision for (benefit from) income taxes
                and minority interest                                            (2,649,224)           (1,577,992)

Provision for (benefit from) income taxes                                            12,108              (582,180)
                                                                               ------------          ------------

               Loss from continuing operations before
                minority interest                                                (2,661,332)             (995,812)

Minority interest in loss of subsidiary                                            (209,771)             (117,379)
                                                                               ------------          ------------


               NET LOSS                                                        $ (2,451,561)         $   (878,433)
                                                                               ============          ============

Basic net (loss) income per common share                                       $      (1.10)         $      (0.13)

Diluted net (loss) income per common share                                     $      (1.10)         $      (0.13)


AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                        Nine Months Ended
                                                                               ----------------------------------
                                                                                March 31, 2004     March 31, 2003
                                                                               ---------------     --------------
Cash flows from operating activities
    Net loss                                                                     $(2,451,561)       $  (878,434)
    Adjustments to reconcile net loss to net cash provided by
       operating activities
          Depreciation                                                             1,339,724          1,390,091
          Deferred income taxes                                                       51,323             (1,328)
          Gain on disposal of property, plant and equipment
                                                                                          --              7,200
          Changes in operating assets and liabilities
              Accounts receivable - trade, net                                         3,050          2,939,872
              Inventories, net                                                       516,692           (979,313)
              Prepaid expenses                                                      (285,596)           (25,740)
              Other assets                                                           952,425           (356,958)
              Accounts payable - trade                                               493,508            911,397
              Accrued expenses                                                       597,916           (983,653)
              Amounts due to and from affiliates                                    (163,568)         1,275,913
                                                                                 -----------        -----------

              Net cash provided by operating activities                            1,053,913          3,299,047

Cash flows from investing activities
    Capital expenditures                                                            (381,287)          (301,872)
    Minority interest in subsidiary                                                 (209,771)          (201,379)
                                                                                 -----------        -----------

              Net cash used in investing activities                                 (591,058)          (503,251)

Cash flows from financing activities
    Net borrowings on trade notes payable to bank                                   (329,099)          (352,090)
    Net payments on notes payable                                                    125,479         (2,459,911)
    Payments for treasury stock repurchases
                                                                                          --            (10,800)
                                                                                 -----------        -----------

              Net cash used in financing activities                                 (203,620)        (2,822,801)
                                                                                 -----------        -----------

Net increase in cash and cash equivalents                                            259,235            (27,005)

Cash and cash equivalents, beginning of period                                       420,949            451,948
                                                                                 -----------        -----------

Cash and cash equivalents, end of period                                         $   680,184        $   424,943
                                                                                 ===========        ===========

AHPC HOLDINGS, INC
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

2.          BASIS OF PRESENTATION:

            The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2003, filed October 14, 2003. The results of operations for the nine-month period ended March 31, 2004, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2004.

            We have made reclasses to the prior year balances to show comparatives.

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

            At March 31, 2004, WRP Asia had a 53.2% ownership interest in us. WRP Asia is one of the world's leading manufacturers of high-quality, disposable gloves primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC purchases a majority of its powder-free latex exam gloves from WRP Asia.

            As of April 30, 2004, we redeemed WRP Asia's shareholdings in the Company through the completion of our stock redemption and exchange agreement with WRP Asia (see Note 23 below). Through transaction we redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of Class B Common Stock, which comprised all of WRP Asia's holdings. These share amounts do reflect the 1 for 3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchase of product. We also entered into a five
(5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of us.

5.          COMMON STOCK:

            As of March 31, 2004, we had issued 417,513 shares of Series A Convertible Common Stock and 1,934,564 shares of Common Stock for a total of 2,352,077 shares. The terms of the Series A Common Stock owned by WRP Asia (all of which have since been redeemed) were substantially the same as our Common Stock except:

                  a. Each share of Series A Common Stock is convertible into one share of our Common Stock, $.01 par value. We have reserved 417,513 shares of Common Stock for issuance upon conversion of the Series A Common Stock.

                  b. Series A Common Stock entitles WRP Asia to elect all Class A directors, who represent a majority of our Board of Directors, and to vote with the holders of Common Stock as a single class with respect to all other matters subject to a vote of the shareholders.

            During the nine months ended, March 31, 2004, we did not sell any shares of our Common Stock.

            On January 20, 2004, our Board of Directors approved a 1 share for 3 share reverse stock split. As a result of the reverse split, we have approximately 2 millions shares of common stock outstanding.

6.          FOREIGN CURRENCY TRANSACTIONS:

            Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarters ended March 31, 2004 and 2003, the foreign exchange (loss)/gain included in the determination of net loss was $(6,131) and $6,058, respectively. The functional currency of PT Buana is the U.S. dollar.

7.          STOCK INCENTIVE PLANS:

            We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors. Options prices for options granted under this plan were not less than fair market value of our shares of common stock on the date of grant.

            The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                         Three Months Ended                  Nine Months Ended
                                                  --------------------------------------------------------------------
                                                       2004              2003             2004               2003
                                                  --------------------------------------------------------------------

Net earnings, as reported                         $  (981,227)      $  (811,269)    $    (2,451,561)    $    (878,433)

Deduct:  total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects                                    11,093             6,120              33,279            18,360
                                                  --------------------------------------------------------------------

Pro forma net earnings                            $  (970,134)      $  (805,149)    $    (2,418,282)   $     (860,073)
                                                  ====================================================================


                                                         Three Months Ended                  Nine Months Ended
                                                  --------------------------------------------------------------------

                                                      2004              2003             2004              2003
                                                  --------------------------------------------------------------------
Earnings per share
    Basic - as reported                           $     (0.44)      $     (0.12)    $       (1.10)     $      (0.13)
    Basic - pro forma                                   (0.43)            (0.12)            (1.08)            (0.13)

    Dilutive - as reported                        $     (0.44)      $     (0.12)    $       (1.10)     $      (0.13)
    Dilutive - pro forma                                (0.43)            (0.12)            (1.08)            (0.13)


8.          RELATED-PARTY TRANSACTIONS:

            At March 31, 2004 and 2003, amounts due from/to affiliates consist of the following:

                                                               2004              2003
                                                            -----------       -----------

                    Due from Affiliate-
                    Current - WRP Asia                      $ 9,070,382       $ 9,487,504

                    Due to Affiliate-
                    Current - WRP Asia                      $(3,890,537)      $(4,466,375)
                                                            -----------       -----------

                    Amounts due from
                    Affiliate - Net *                       $ 5,179,845       $ 5,021,129
                                                            ===========       ===========

                    Purchases from Affiliate -              $       (--)      $(3,369,690)
                                                            ===========       ===========

                    Sales to Affiliate -                    $   742,831       $ 4,791,120
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

            As of March 31, 2004, we have outstanding accounts receivable from WRP Asia of $9,070,382. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us.

            As of March 31, 2004, we have accounts payable to WRP Asia of $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

            The net amount due from WRP Asia, before allowance for doubtful accounts at March 31, 2004, was $9,070,382, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at June 30, 2002).

            Subsequent to March 31, 2004, we entered into a formal agreement with WRP Asia, to provide for the full and complete right of offset of any trade payables due against amounts they owe to AHPC and us. We continue to purchase gloves from WRP Asia and believe that the unreserved amounts due to WRP Asia from WRPC and AHPC of $406,426 at March 31, 2004 are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

            On July 24, 2002, our Board of Directors approved a proposal submitted by the independent directors to form a Special Evaluation Committee (the "Committee"). The Committee was comprised of our "B" Directors, Robert J. Simmons and Don L. Arnwine, as well the independent "A" Directors, G. Jeff Mennen and Richard J. Swanson. The purpose of the Committee is to examine the WRP Asia restructuring process, as well as the options and alternatives available to us. The approval of the stock redemption and exchange agreement (see discussion in Note 23, below) has been unanimously approved by the Committee, and it has obtained a fairness opinion advising that the transaction is fair to our shareholders.

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

9.          NET LOSS PER SHARE:

            We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three and nine months ended March 31, 2004 and 2003 is as follows:

                                                                        THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                          MARCH 31, 2004                 MARCH 31, 2003
                                                                          --------------                 --------------
Basic weighted-average number of
Common shares outstanding                                                   2,210,911                      6,632,734
Dilutive effect of common share
Equivalents                                                                    34,070                             --
-------------------------------------------------------------------------------------------------------------------------

Dilutive weighted-average number of common
shares outstanding                                                          2,244,981                      6,632,734


                                                                        NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                          MARCH 31, 2004                 MARCH 31, 2003
                                                                          --------------                 --------------
Basic weighted-average number of
Common shares outstanding                                                   2,210,911                      6,637,939
Dilutive effect of common share
Equivalents                                                                    22,342                             --

-------------------------------------------------------------------------------------------------------------------------
Dilutive weighted-average number of common
shares outstanding                                                          2,233,253                      6,637,939


            At March 31, 2004, there were 2,352,077 shares of our Common Stock and Series A Common Stock outstanding.

            As approved by the Board of Directors, all outstanding stock options at February 29, 2000, to current employees, officers and directors were repriced effective February 29, 2000, to $2.07, the closing price on that date. All of the stock options, which were repriced, totaling 483,600 options, originally contained exercise prices that were significantly higher than the market price. As a result of the 1 for 3 reverse stock split effective on February 22, 2004, these re-priced options now total 161,200 and carry a price of $6.21. We are subject to variable accounting; however, the share price has not exceeded $6.21.

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

            Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining at March 31, 2004. These NOL's are fully reserved and are included as a component of deferred tax assets. These NOL's will be available to offset future U.S. generated taxable income and will begin expiring in 2004. In accordance with federal tax regulations, usage of the NOL's are and have been subject to limitations as a direct result of certain ownership changes that have occurred in the past, and may be further limited should as a result of the redemption of WRP Asia's shares pursuant to the Stock Redemption and Exchange Agreement.

            For the nine months ended March 31, 2004 and 2003, we have recorded a provision for (benefit) from income taxes of $12,108 and $(582,180), respectively.

11.         CONTINGENCIES:

            Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the nine months ended March 31, 2004, there were no additional product liability lawsuits filed, and we were dismissed from four lawsuits. At March 31, 2004, we were involved in a total of 28 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain vendors in regard to the sale and distribution of our products only. None of these lawsuits name us as the sole defendant in these claims.

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

12.         COMPREHENSIVE INCOME:

            Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income (loss) for the nine months ended March 31, 2004 and 2003 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

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

            The following tables provide financial data for the three and nine months ended March 31, 2004 and 2003 for these segments:


THREE MONTHS ENDED
MARCH 31, 2003                                       MANUFACTURING      DISTRIBUTION       ELIMINATIONS       CONSOLIDATED
                                                     ------------       ------------       ------------       ------------
Revenues from external customers                     $  3,460,908       $  5,880,081       $         --       $  9,340,989
Revenues from other operating segments                    642,034                 --           (642,034)                --
Pre-tax loss                                             (412,842)          (699,555)                --         (1,112,397)
Total Assets                                           11,498,396         13,179,275                 --         24,677,671


THREE MONTHS ENDED
MARCH 31, 2003                                       MANUFACTURING      DISTRIBUTION       ELIMINATIONS       CONSOLIDATED
                                                     ------------       ------------       ------------       ------------
Revenues from external customers                     $  1,323,972       $  5,738,509       $         --       $  7,062,481
Revenues from other operating segments                    790,534                 --           (790,534)                --
Pre-tax loss                                             (535,707)          (912,810)                --         (1,448,517)
Total Assets                                           11,435,506         19,409,499                 --         30,845,005


NINE MONTHS ENDED
MARCH 31, 2004                                       MANUFACTURING      DISTRIBUTION       ELIMINATIONS       CONSOLIDATED
                                                     ------------       ------------       ------------       ------------
Revenues from external customers                     $ 10,099,839       $ 18,554,880       $         --       $ 28,654,719
Revenues from other operating segments                  3,378,047                 --         (3,378,047)                --
Pre-tax loss                                             (687,129)        (1,962,095)                --         (2,649,224)
Total Assets                                           11,498,396         13,179,275                 --         24,677,671


NINE MONTHS ENDED
MARCH 31, 2003                                       MANUFACTURING      DISTRIBUTION       ELIMINATIONS       CONSOLIDATED
                                                     ------------       ------------       ------------       ------------
Revenues from external customers                     $  6,312,156       $ 20,084,346       $         --       $ 26,396,502
Revenues from other operating segments                  3,402,926                 --         (3,402,926)                --
Pre-tax loss                                             (556,085)        (1,021,907)                --         (1,577,992)
Total Assets                                           11,435,506         19,409,499                 --         30,845,005

14.        CRITICAL ACCOUNTING POLICIES

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

15.        NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

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

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this statement shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. We believe that the adoption of this standard will have no impact on its financial statements.

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

16.       INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market.

17.       KEY CUSTOMERS:

Our customers include leading foodservice distributors and healthcare product suppliers. During the nine months ended March 31, 2004, AHPC's national customers accounted for 84.9% of net sales. The loss of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customer, through their combined networks of over 40 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

18.       CREDIT FACILITY:

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper (0.98% at March 31, 2004) plus 4.5%. At March 31, 2004, we had outstanding $1,291,232 on the revolving line of credit and $570,818 of letter of credit liabilities under the credit facility. As of March 31, 2004, we were not in compliance with certain of our covenants and have obtained a Forbearance Agreement amendment for these covenant violations from the financial institution.

         In conjunction with the waiver of the covenant violations as of March 31, 2004, the existing credit facility agreement was amended to expire on May 31, 2004 in connection with the Forbearance Agreement (see Note 22, below, for a discussion of our efforts to renew or replace our credit facility). We are currently negotiating an extension to this amendment as well as exploring several alternatives to this credit facility.

19.       MEDICAL BUSINESS:

         On March 1, 2002, our subsidiary, American Health Products Corp, entered into a Transition Services Agreement with Maxxim Medical, Inc. (MAXXIM), whereby MAXXIM agreed to service most of our acute-care medical customers. As a result of this transition, we have substantially reduced our personnel in our medical division and have transitioned the business with respect to most of our customers in the medical division to MAXXIM. As of March 31, 2004, we had an outstanding account receivable with MAXXIM of $278,941.00 (which included $250,000 of the fees they agreed to pay us for entering into the agreement). This amount has been fully reserved due to MAXXIM's bankruptcy filing on February 11, 2003. We now service our medical customers either direct or indirect through distributors, other then MAXXIM.

20.       NASDAQ LISTING:

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

         On January 20, 2004 we held the Special Meeting of Shareholders and received approval on all of the above items. The approval of items (a), (b) and
(d) were contingent upon the transaction with WRP Asia Pacific being completed. Refer to Note 23 for a complete description of this transaction.

         As of February 10, 2004 our common stock had met the minimum bid requirement of Marketplace Rule 4310(c)(8)(D) for 12 consecutive trading days. We have received confirmation from NASDAQ, on February 11, 2004, that we met the minimum requirements and the delisting proceedings were therefore terminated.

21.       MAXXIM BANKRUPTCY:

         On February 11, 2003, MAXXIM filed for protection under Chapter 11 of the Federal Bankruptcy Act in the District of Delaware. It is our understanding that they plan to continue to do business and to reorganize their operations as a debtor in possession. Under our Transition Services Agreement dates as of March 1, 2002, with MAXXIM, MAXXIM agreed to pay us $375,000 in the aggregate upon achievement of certain milestones, all of which were achieved. To date, MAXXIM has only paid $125,000 of such obligations; however, we have included as income the accrued, unpaid portion of these obligations. The total amount due from MAXXIM is $278,941; of this amount, $250,000 is for payments due under the transition agreement. This amount has been fully reserved due to MAXXIM's bankruptcy filing on February 11, 2003.

22.      FORBEARANCE AGREEMENT

         On March 12, 2003 we entered into a forbearance agreement with our lender, GE Capital Services, whereby they agreed to forbear from exercising its rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement required us to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described elsewhere in this document). This agreement was scheduled to expire on June 30, 2003; however, we have entered into two amendments to the forbearance agreement that extends the term initially through December 31, 2003 and subsequently through May 31, 2004. Upon expiration of this agreement, as amended, the lender will have the right to exercise its rights and remedies immediately, including but not limited to (i) ceasing to make any further loans to us and (ii) the acceleration of our obligations to the lender. We are taking aggressive measures to insure that we have adequate financing in the future; we are in discussions with several financial institutions about replacing our current credit facility. We fully expect, but cannot guarantee, that we will be successful in replacing our existing credit facility, through either our existing lender or a new lender, prior to June 30, 2004. We are also in discussion with several potential investors regarding a significant equity investment. We can make no assurances as to whether any investment proposals will be received and, if so, to what extent they will be dilutive to existing investors. Due to the nature of our business, importing product from Asia and the extended time period required for those purchases to convert to cash, we rely on our credit facility to finance these purchases. Failure to have access to such a facility or to have adequate cash to self-fund these requirements would impair the Company's ability to continue as a going concern.

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

         On November 3, 2003 we announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Agreement called for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of our outstanding capital stock. The consideration for the redemption was: (i) the conveyance to WRP Asia of our 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB") Indonesia, an Indonesian based manufacturer of gloves; and (ii) excuse of all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB with the exception of our obligation to be responsible for trade payables owing to PTB for recent product purchases. We also announced the execution of a five-year supply agreement from WRP Asia and PTB to us (through our subsidiary American Health Products Corporation), calling for the purchase of a portion of our latex glove requirements, which equates to the appropriate annualized quantities that we are currently purchasing from PTB and WRP Asia. The pricing of such products has a variable factor keyed to the cost of raw latex. The Board of Directors of both WRP Asia and us have approved the transaction. We have received a fairness opinion from an independent professional valuation firm that the transaction is fair to our stockholders.

         As of April 30, 2004, we redeemed its shareholdings in the Company through the completion of the stock redemption and exchange with WRP Asia. Through transaction we redeemed 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprise all of WRP Asia's holdings. These share amounts do not reflect the 1 for 3 reverse stock split which occurred on January 22, 2004. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us.

24.       SUBSEQUENT EVENT:

         On April 30, 2004, we have finalized the stock redemption agreement and exchange with WRP Asia Pacific Sdn. Bhd., our majority shareholder. The transaction called for us to redeem 1,252,538 shares of Class A Common Stock and 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. These share amounts do not reflect the 1 for 3 reverse stock split announced on January 20, 2004. Collectively, the Class A and B shares represent approximately 56% of the outstanding capital stock of WRP Corporation. As consideration for the redemption, WRP Corporation conveyed its 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB") Indonesia to WRP Asia and excused all its indebtedness to WRP Corporation or its subsidiaries, including PTB. [PT Buana Multicorpora is an Indonesian-based manufacturer of latex gloves.]

         As of April 30, 2004, the market value of the stock redeemed at the close of the stock redemption agreement is approximately $4,377,000. The balance sheet amounts that relate to our share of PTB financials are assets totaling approximately $8,592,000 and liabilities of approximately $5,450,000. The portion of revenues relating to PTB is approximately $10,765,000 with approximately an operating loss of $294,000. We have agreed to excuse all indebtedness owing to WRP Corporation or its subsidiaries from WRP Asia and from PTB of approximately $1,185,000. The loss on this transaction is estimated to be $25,000.

         We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. These transactions will enable us to focus on the distribution of high-quality barrier protection.

         We also announced that we would change our corporate name from WPR Corporation to AHPC Holding, Inc, effective May 14, 2004, following certain state and Nasdaq approvals. We also announced the following management changes:
Mr. G. Jeff Mennen has been appointed Non-Executive Chairman of the Board; Mr. Alan E. Zeffer has become President and Chief Executive Office; and Mrs. Deborah
J. Bills has become our Vice President and Chief Financial Officer. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities or our latex glove needs from WRP Asia. In connection with the closing of the Agreement, as required under the Agreement, our three directors who are employees of WRP Asia (Lew Kwong Ann, Eirik Bonde-Aslaksrud, and Robert Woon) resigned as our directors and officers, leaving as directors our four independent directors.

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

         Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high-quality, disposable, examination, foodservice and specialty gloves in the United States and has been in the glove business since our incorporation in January 1989. For the nine months ended March 31, 2004, we recorded net sales of $28,654,719. Our 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), which commenced operations in April 1996, owns and operates an Indonesian glove manufacturing plant. PT Buana manufactures high-quality, disposable latex exam and foodservice gloves.

         THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $9,340,989 and $7,062,481 for the three months ended March 31, 2004 and 2003, respectively. This represents a 32.3% increase in net sales for the year compared to the year earlier period. The increase in sales of $2,278,508 was due to growth in the foodservice business and our return to the healthcare market offset by a low sales volume PT Buana experienced in third quarter of fiscal year 2003 as a result of the West Coast Dock strike.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold increased 27.2% from $6,399,130 for the three months ended March 31, 2003, to $8,141,178 for the three months ended March 31, 2004, due to the increase in sales. As a percentage of net sales, cost of goods sold decreased from 90.6% for the three months ended March 31, 2003, to 87.2% for the three months ended March 31, 2004. The gross profit percentage increased to 12.8% in the three month ended March 31, 2004, versus 9.4% in the same period of 2003. The gross profit percentage increase is attributed to an increase in the sales, better acquisition costs and decrease of inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. We expect to improve our margins on our latex product sales in subsequent quarters due to certain price increases that have been approved, to enable us to pass on to our primary customers certain of our increased costs of goods due to rises in recent of raw latex. There has not been an appreciable increase in the cost of latex since March 31,2004, and our recent price increases will allow us (for our fourth quarter) to adjust for some of the cost increase in latex over the first three quarters of our fiscal year.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 7.7% from $2,103,707 for the three months ended March 31, 2003, to $2,265,421 for the three months ended March 31, 2004. The increase of $161,714 in SG&A expenses is attributable to an increase in legal fees and outside services related to the reverse stock split and the stock redemption agreement.

         Loss from operations was $(1,065,610) for the three months ended March 31, 2004, as compared to loss from operations of $(1,440,356) for the three months ended March 31, 2003. This decrease in the loss from operations reflects the increased in sales and increase in gross profit.

         Interest expense increased during the three months ended March 31, 2004, to $71,368 compared to $35,379 in the same quarter of 2003. This increase is attributable to an increase in our line of credit during the quarter in 2004 versus the 2003 comparable quarter.

         We recorded a foreign currency exchange loss of $(6,131) in the quarter ended March 31, 2004 versus a foreign exchange loss of $6,058 in the comparable period in 2003 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

           Other income for the quarter ended March 31, 2004 and 2003, was $24,581 and $27,218, respectively.

         The benefit for income taxes for the three months ended March 31, 2004, was $(10,454) and $(524,943) for the comparable 2003 period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $2.3 million is remaining from June 30, 2003. These NOL's are fully reserved and are included as a component of deferred tax assets. Our ability to utilize allowed NOL's in the future may be reduced in the event of the closing of the definitive stock redemption and exchange agreement with WRP Asia Pacific.

         For the three months ended March 31, 2004, our net loss was $(981,227), compared to a net loss of $(811,269) in the same period of 2003. Diluted (loss) income per share for the three months ended March 31, 2004 and 2003, was $(0.44) and $(0.12), respectively.

         NINE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003:

         Our net sales are derived from the sale of finished product, net of allowable rebates, royalties, discounts and returns. Net sales include glove sales from AHPC's glove product line and latex exam glove sales from PT Buana, exclusive of its sales to AHPC. Net sales totaled $28,654,719 and $26,396,502 for the nine months ended March 31, 2004 and 2003, respectively. This represents an 8.6% increase in net sales for the year compared to the year earlier period. This increase was due to growth in the foodservice business and our return to the healthcare market offset by a low sales volume PT Buana experienced in second and third quarter of fiscal year 2003 as a result of the West Coast Dock strike.

         Cost of goods sold includes all costs to manufacture, purchase and obtain the finished product, including costs such as ocean freight, customs, duty and warehousing. Cost of goods sold increased 9.4% from $22,158,185 for the nine-month period ended March 31, 2003, to $24,237,592 for the nine months ended March 31, 2004, due to the increase in sales and the cost of raw latex. As a percentage of net sales, cost of goods sold increased from 83.9% for the nine months ended March 31, 2003, to 84.6% for the nine months ended March 31, 2004. The gross profit percentage decreased to 15.4% in the nine month ended March 31, 2004 versus 16.1% in the same period of 2003. The gross profit percentage decrease is attributed to an increase in the cost of raw latex, which increased by more than 40% versus the comparable 2003 period. The gross profit percentage was also impacted by increases in product mix of lower-margin products. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors. As of the present time the cost of latex appears to have stabilized and recent price increases will enable us, beginning in the fourth quarter, to return to acceptable margins on the distribution of our products, assuming no substantial further increase in latex prices. We are also seeing a trend in the food service industry toward increasing use of vinyl gloves, historically, vinyl products have been subject to less pricing volatility than latex prices gloves.

         Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. Selling, general and administrative ("SG&A") expenses increased by 12.9% from $6,174,445 for the nine months ended March 31, 2003, to $6,972,386 for the nine months ended March 31, 2004. The increase of $797,941 in SG&A expenses is attributable to an increase in manufacturing operating expenses, an increase in marketing expenses and an increase in legal and investor relation fees relating to the reverse stock split and the stock redemption transaction.

         Loss from operations was $(2,555,259) for the nine months ended March 31, 2004, as compared to that of $(1,936,128) for the nine months ended March 31, 2003. This loss from operations reflects the increased costs of goods sold relating to the cost of raw latex.

         Interest expense increase during the nine months ended March 31, 2004, to $188,396 compared to $105,203 in the same nine-month period of 2003. This increase is attributable to an increase in our line of credit and interest rates increase for PT Buana during the nine-month period in 2004 versus the 2003 comparable.

         We recorded a foreign currency exchange loss of $19,299 in the quarter ended March 31, 2004 versus a foreign exchange loss of $4,920 in the comparable period in 2003 from our Indonesian subsidiary, PT Buana. As currency exchange rates fluctuate and depending upon the mix of assets and liabilities in PT Buana's books in Indonesian rupiah, an exchange gain or loss will be incurred. These foreign currency exchange gains or losses are reported as a component of the SG&A expense category in the consolidated statements of operations. PT Buana uses the U.S. dollar as its functional currency. PT Buana continues to be exposed to foreign currency exchange rate fluctuations and may incur exchange gains or losses in the future. Indonesia continues to experience economic and political instability, which is characterized by fluctuations in its foreign currency exchange rate, interest rates, stock market and inflation rate. The financial statements do not include any adjustment that might result from these uncertainties and any related effects will be reported in the financial statements as they become known and estimable.

         Other income for the nine-month ended March 31, 2004 and 2003 was $94,430 and $463,339, respectively. Other income for the nine-month period of 2003 consists of interest income proceeds from the Transition Services Agreement with MAXXIM ($375,000) and miscellaneous income.

         The (benefit) provision for income taxes for the nine months ended March 31, 2004 was $12,108 and $(582,180) for the comparable 2003 period. This change in income taxes is primarily attributable to the net loss for the six-month period and the fluctuations of the Indonesian rupiah against the US dollar during the period. Our U.S. operations generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $1.3 million is remaining from June 30, 2002 which can be used to offset future U.S. generated taxable income through the year 2004. The ability to use these NOL carryforwards may be impaired in the event of the closing of the stock redemption and exchange agreement with WRP Asia Pacific.

         For the nine months ended March 31, 2004, our net loss was $(2,451,561), compared to a net loss of $(878,433) in the same period of 2003. Diluted loss per share for the nine months ended March 31, 2004 and 2003 was $(1.10) and $(0.13), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

NINE MONTHS ENDED MARCH 31, 2004:

         Cash and cash equivalents at March 31, 2004 was $680,184, an increase of $259,255 from $420,929 at June 30, 2003. We experienced the increase in cash flows during the nine months ended March 31, 2004, primarily from cash used in operating activities through reduction of inventory levels and timing of accrued expenses.

         Our operations provided cash of $1,137,913 during the nine months ended March 31, 2004, primarily as a result of a tax refunds received of $526,000 for 2002 amended returns and reduction in inventory levels.

Net trade accounts receivable at March 31, 2004 was $2,314,128 from $2,317,178 at June 30, 2003. Net inventories at March 31,2 004 were $8,279,647, a decrease from the level at June

30, 2003, of $8,796,339, due to reduction in safety stock levels and the final phase out of Walgreen's inventory levels at June 30, 2003.

         During the nine months ended March 31, 2004, we used cash in investing activities of $675,058. We spent $381,287 for capital improvement expenditures during the nine-month period primarily at PT Buana, our Indonesian manufacturing plant. These expenditures included equipment purchases and upgrades to expand our capacity to manufacture higher-margin products, including powder-free latex gloves.

         During the nine months ended March 31, 2004, cash was used from financing activities in the amount of $203,620. The cash was used to pay down our line of credit with GE Capital.

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

         As of March 31, 2004, we have outstanding accounts receivable from WRP Asia of approximately $9,070,382. Subsequent to June 30, 2002, the amounts due to PT Buana of approximately $5,586,000 were assigned to us in partial satisfaction of intercompany amounts due from PT Buana to us.

         As of March 31, 2004, we have accounts payable to WRP Asia of approximately $3,890,537, primarily resulting from the purchase of inventories from WRP Asia.

         The net amount due from WRP Asia, before allowance for doubtful accounts at March 31, 2004, was approximately $5,179,845, against which we have provided an allowance for doubtful accounts of approximately $5,586,000 (representing all amounts due for the sale of product from PT Buana to WRP Asia at March 31, 2004).

         Subsequent to June 30, 2002, we entered into a formal agreement with WRP Asia to provide for the full and complete right of offset of any trade payables due against amounts they owe to us and AHPC. We continue to purchase gloves from WRP Asia and believe that the unreserved amounts due to WRP Asia from AHPC of approximately $406,426 at March 31, 2004 are realizable based upon the agreement granting right of offset and ongoing purchases from WRP Asia. In management's opinion, while we have been advised by WRP Asia that it does not currently intend to seek protection from creditors, should such action take place, we would have to reevaluate the ability to offset payables to WRP Asia against our receivables from them.

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

         On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit subfacility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (0.98% at March 31, 2004). At March 31, 2004, we had outstanding $1,291,232 on the revolving line of credit and $570,818 of letter of credit liabilities under the credit facility. As of March 31, 2004, we were not in compliance with all of our covenants and have obtained waivers of these covenant violations from the financial institution.

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

         As of March 31, 2004, we had the following contractual obligations and commercial commitments:


                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------
         CONTRACTUAL
          OBLIGATION            TOTAL           LESS THAN 1 YEAR      1-3 YEARS     4-5 YEARS
       ----------------       ----------        -----------------     ---------     ---------

       Operating Leases       $  679,145         $  133,354            $ 545,791        -0-



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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2004.

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

                                     PART II

ITEM 1-5.

No changes

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   Exhibit Number          Description of Document
   --------------          -----------------------
         31.1              Certification of CEO Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On January 21, 2004, we filed a report on Form 8-K, under Item 5 and 7, relating to our Press Release on January 21, 2004, in which we announced our 1-for-3 stock split and the approval by our shareholders on four matters pertaining to amendments of our Articles of Incorporation: (1) a corporate name change to AHPC Holding, Inc.; (2) an amendment to our by-laws to change our name to AHPC Holdings, Inc.; (3) creation of new preferred stock in the amount of 2,000,000 shares; and (4) an increase in the number of authorized shares of Common Stock to 50,000,000 shares.


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AHPC Holdings, Inc
                                    (Registrant)


                           BY:      /s/ Deborah J. Bills
                                    --------------------------------------------
                                    Deborah J. Bills, Chief Financial Officer

Dated:  May 19, 2004