Form 10-K
period 2004-06-30
AHPC Holdings, Inc.
filed 2004-10-13
CIK 837038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the period from _________ to _________.

                         Commission file number 0-17458

                               AHPC HOLDINGS, INC.
                               -------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registered is an accelerated filer (as defined in Rule 12-2 of the Act). Yes [ ] No [X].

      Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on Nasdaq on October 13, 2004: $1,817,031

      At October 13, 2004, 1,108,452 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

We are incorporating, by reference, information from our Proxy Statement dated May 17, 2004 and filed with the Commission on May 21, 2004 for information contained in Item 14 of this report.

                               AHPC HOLDINGS, INC.
                                    FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I

ITEM 1.   BUSINESS.................................................................................     1
ITEM 2.   PROPERTIES...............................................................................     5
ITEM 3.   LEGAL PROCEEDINGS........................................................................     5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................     7

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................     8
ITEM 6.   SELECTED FINANCIAL DATA..................................................................    12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....    13
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................    21
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................    26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....    26
ITEM 9A.  CONTROLS AND PROCEDURES..................................................................    26

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................    27
ITEM 11.  EXECUTIVE COMPENSATION...................................................................    30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................    33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................    34
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................    34

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS OF FORM 8-K...................................    35

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

ITEM I. BUSINESS

GENERAL

      AHPC Holdings, Inc, formerly WRP Corporation (refer to Note B), is a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). We were also a manufacturer of disposable latex examination and food service gloves through our formerly owned 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana") (refer to Note B of the financial statements). We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

From March, 1998 until April 30, 2004, WRP Asia Pacific Sdn Bhd ("WRP Asia") owned 53.2% of our Common Stock, comprised of 833,333 $0.01 par value shares and 417,513 "Class A" Shares (the latter of which was convertible into our $0.01 par value Common Stock and entitled WRP Asia to elect a majority of our directors). WRP Asia is one of the world's leading manufacturers of high quality disposable gloves, primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC had been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

      As of April 30, 2004, we redeemed WRP Asia's shareholdings in the Company through the completion of our stock redemption and exchange agreement with WRP Asia (see Note 23 below). Through this transaction we redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of $0.01 par value Common Stock, which comprised all of WRP Asia's holdings. These share amounts reflect the 1-for-3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represented 53.2% of our outstanding capital stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchases of product. We also entered into a five year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as our officers and directors ; our remaining independent directors continued to serve on our board.

      Under the Stock Redemption and Exchange Agreement we also agreed to change our corporate name from WRP Corporation to AHPC Holdings, Inc. The name change was made effective on May 14, 2004.

      Over the past 12 months ended June 30, 2004, we have made the decision to increase our presence in the healthcare market. The healthcare market includes Dental and IDN/Medical Distribution channels. Our focus will be existing products in healthcare including the development of a separate branding identity for DermaSafe versus Glovetex. This decision reverses the direction that had been taken in March 2, 2002 by AHPC to substantially reduce its presence in this market.

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

      For the year ended June 30, 2004, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 36%, 26% and 32%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

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

      The PT Buana factory, which was 70% owned by us through April 30, 2004, had a production capacity of approximately 840,000,000 latex gloves per year. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement. We continue to purchase powdered latex exam gloves from PT Buana under the supply agreement.

      Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and unrelated Malaysian and Indonesian glove manufacturers supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2004.

      Powder-Free Latex Examination and Foodservice, Nitrile and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from Indonesia and Malaysia. In addition, AHPC is supplied with its nitrile gloves from China. AHPC also purchases latex powder-free gloves from PT Buana.

      Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex gloves from two unrelated suppliers in Taiwan, China, and Thailand.

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

      Competition. Our business of providing barrier protection products is highly competitive in the markets in which we operate including healthcare and foodservice. The primary basis of competition includes, but is not limited to price, product quality, breadth of product line, service and product availability. Additionally, among our direct competitors are several large firms with significantly greater resources available than us. Nonetheless, we believe we have certain competitive advantages that enable us to compete favorably with larger competitors including our ability to provide high service levels and to react quickly to changing customer requirements.

      Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2004, AHPC's national customers, accounted for 86.1% of net sales. The loss of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from in order to gain efficiencies across their product lines. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over

100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

      Patents and Trademarks. AHPC owns the trademarks "SafePrep," "Dermasafe" and "Glovetex," which are registered in the United States. AHPC's surgical glove line utilizes the trademark name "ProFeel," which is a registered name owned by WRP Asia.

      Segment Financial Information. The segment information of AHPC Holdings, Inc., for the year ended June 30, 2004, is included in Note L to our Consolidated Financial Statements and includes two segments, manufacturing and distribution.

      Inventory. Since the majority of our products are imported from Southeast Asia, it is our practice to maintain a certain level of inventory as safety stock. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of actual cost or market.

EMPLOYEES

      As of June 30, 2004, our U.S. operations employed a total of 28 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 25 broker representative organizations that do not work exclusively for AHPC and are paid on a commission basis. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

BACKGROUND INFORMATION REGARDING OUR OWNERSHIP AND BUSINESS

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

      These transactions provided WRP Asia with a 55.0% ownership interest in us at March 31, 1998. The above share amounts are prior to the 1-for-3 reverse stock split which was effected on January 20, 2004. Subsequent to June 30, 2003, WRP Asia is no longer a majority shareholder (refer to Note B of the financial statements).

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

ITEM 2. PROPERTIES

      Our principal executive and administrative office is located in Itasca, Illinois. The lease for this location was renewed on April 9, 2001, for a term of five years. For the year ended June 30, 2004, our lease expense was $176,500.

      In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and was to expire in July 2004; this has been extended for one year to July 2005. The annual rental expense for this lease is approximately $322,200 per year.

      AHPC also uses public warehouse facilities, as needed, to store its inventory in Oakland, California; Fond Du Lac, Wisconsin; and Hanover, Pennsylvania. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

ITEM 3. LEGAL PROCEEDINGS

      At June 30, 2004, AHPC was actively involved or otherwise named in 23 latex glove product liability suits pending throughout the United States. AHPC was an active defendant in 11 claims, and was named as a third party defendant in eight claims. AHPC has challenged the sufficiency of service in the eight third-party actions. Additionally, through a series of Private Label Supply and Trademark Licensing Agreements with VHA, Inc. ("VHA"), AHPC agreed to defend and indemnify VHA in four suits. There are no claims pending directly against AHPC Holdings, Inc.

      All of the claims involve plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex gloves products. In each of the claims, AHPC or VHA is one of several glove distributors, manufacturers or users named in the suits. Each of the claims alleges damages of an unspecified amount and is in a different stage of discovery or other pre-trial proceeding. It is not currently possible to determine a favorable or unfavorable outcome for AHPC or VHA in any of the claims.

      AHPC possesses product liability insurance coverage, which covers the defense costs, and certain damage awards associated with the product liability claims against AHPC and the indemnity of AHPC's customers to the limits of the policies. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages, for which AHPC may be held liable, or the product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. AHPC will vigorously contest any latex claim initiated against it or one of its indemnities, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter. During the year ended June 30, 2003, AHPC was dismissed from or otherwise settled 16 latex gloves product liability lawsuits, including two VHA claims. Typically, settlement amounts have been amounts not greater that the deductible, so the at the insurer has not paid settlement amounts; there can be no assurances that this will be the case in the future.

      From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At October 13, 2004, we were not party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of the shareholders of was held on June 28, 2004. The purpose of the annual meeting was to consider the vote on the following matter:

1. To elect two directors to hold office until their three-year term expires or otherwise as provided in our by-laws.

                                Director Nominees

                             Anthony F. Alibrio, Sr.
                                 Don L. Arnwine

      Each of the nominees for directors received the following number of votes:

              A.F. Alibrio, Sr.      D.L. Arnwine
              -----------------      ------------
      For          851,035             851,035
  Against              745                 745
  Abstain           13,250              13,250
Non-votes                0                   0

      The above matter was approved by the shareholders.

2. To ratify the appointment of Grant Thornton, LLP to serve as our auditors for the next fiscal year ending June 30, 2004.

      The above matter was approved by the shareholders.

      There were no other matters voted on at the meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "GLOV" (refer to Note B). The table below sets forth for each quarter of the fiscal year indicated the reported high and low market prices of our Common Stock.

                               COMMON STOCK PRICES

PERIOD ENDED        LOW         HIGH
------------        ---         ----
JUNE 30, 2004
4th quarter         $2.39      $4.95
3rd quarter         $1.02      $2.70
2nd quarter         $1.47      $2.91
1st quarter         $1.02      $1.98

JUNE 30, 2003
4th quarter         $ .13      $ .58
3rd quarter         $ .18      $ .35
2nd quarter         $ .15      $ .43
1st quarter         $ .44      $ .68

JUNE 30, 2002
4th quarter         $ .48      $ .86
3rd quarter         $ .65      $1.00
2nd quarter         $ .68      $1.80
1st quarter         $ .48      $1.15

JUNE 30, 2001
4th quarter         $ .44      $ .98
3rd quarter         $ .59      $1.06
2nd quarter         $1.06      $1.63
1st quarter         $1.09      $2.00

JUNE 30, 2000
2nd quarter         $1.13      $2.00
1st quarter         $1.75      $2.38

      There were approximately 277 shareholders of record of our Common Stock as of June 30, 2004. We believe that there are approximately an additional 2,000 holders whose stock is held in "street name."

      We have not paid a dividend with respect to the Common Stock. We expect to reinvest any earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future.

      In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our public Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2004, we had not purchased any shares of our Common Stock under this program. Subsequent to June 30, 2004 through September 28, 2004, we had not purchased shares of our Common Stock. As of the year ended June 30, 2004, there were up to an additional 707,700 shares available for repurchase (before giving effect to the 1-for-3 reverse stock split). We have purchased a total of 254,800 shares since the inception of this program (before giving effect to the 1-for-3 reverse stock split).

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

      On August 14, 2002, NASDAQ notified us that we had not regained compliance in accordance with Marketplace Rule 4310(c)(8)(D). However, NASDAQ noted that we meet the initial listing requirements for the NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). Specifically, we qualified with the $5,000,000 stockholders equity requirement. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided an additional 180 days, or until February 10, 2003, to regain compliance. In order to regain compliance, our Common Stock was required to close at $1.00 per share or more for a minimum of ten consecutive trading days.

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

      On January 20, 2004 we held the Special Meeting of Shareholders and received approval on all of the above items, and effected a 1-for-3 reverse stock split of our shares. The approval of items (a), (b) and (d) were contingent upon the transaction with WRP Asia Pacific being completed. Refer to
Note 23 for a complete description of this transaction.

      As of February 10, 2004 our Common Stock had met the minimum bid requirement of Marketplace Rule 4310(c)(8)(D) for 12 consecutive trading days. We have received confirmation from NASDAQ, on February 11, 2004, that we met the minimum requirements and the delisting proceedings were therefore terminated.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2004:

                      EQUITY COMPENSATION PLAN INFORMATION

                                          (a)                             (b)                                    (c)
                                                                                                  Number of securities remaining
                           Number of securities to be issued  Weighted-average exercise price   available for future issuance under
                             upon exercise of outstanding     of outstanding options, warrants  equity compensation plans (excluding
       Plan Category         options, warrants and rights               and rights               securities reflected in column (a))
-------------------------  ---------------------------------  --------------------------------  ------------------------------------
Equity compensation plans
approved by security
holders                              254,772                             $2.36                                 211,895

Equity compensation plans
not approved by security
holders                                    -                                 -                                       -
                                     -------                             -----                                 -------
Total                                254,772                             $2.36                                 211,895
                                     =======                             =====                                 =======

      The equity compensation plan approved by security holders consists of our Omnibus Equity Compensation Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data of AHPC Holdings, Inc. (formerly known as WRP Corporation) presented below for the years ended June 30, 2004, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                                   SIX MONTHS
                                                                                   ENDED JUNE  FOR THE YEAR ENDED DECEMBER
                                                      YEAR ENDED JUNE 30,              30,                  31,
                                              ----------------------------------   ----------  ----------------------------
 (In thousands except per share amounts)        2004         2003         2002        2001            2000       1999
                                              ---------    --------     --------   ---------   -------------   ---------
    STATEMENT OF OPERATIONS DATA:
Net sales                                       36,560     $ 36,989     $ 47,357     $51,889        $31,737     $65,280
Gross profit                                     6,027        5,737       11,580      14,698          9,040      16,635
Selling, general & administrative expenses       9,134        8,939       17,640      13,784          6,997      12,295

Minority interest in loss (income)
of subsidiary, net of tax                          243          250          202        -185           -207          97

Net (loss) income                             ($ 2,850)   ($  5,560)   ($  4,293)    $   529        $ 1,420     $ 2,453

PER SHARE DATA:

Diluted (loss) earnings per share             ($  2.80)   ($   0.84)   ($   0.65)    $  0.08        $  0.21     $  0.35

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                   $ 9,983     $ 25,965     $ 32,947     $36,072        $35,854     $40,194
Long-term debt                                 $     0     $      5     $     19     $    13        $   750     $ 1,100
Total shareholders' equity                     $ 3,837     $ 11,266     $ 16,836     $21,176        $20,827     $19,475

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is to provide stockholders with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis for the following:

      -     Business Overview

      -     Results of Operations

      -     Liquidity and Capital Resources

      -     Business Segments

      -     Critical Accounting Policies

      -     New Accounting Standards and Announcements

      -     Information Regarding Forward-Looking Statements

      -     Subsequent Event

      -     Business Outlook

BUSINESS OVERVIEW

      Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination, foodservice gloves, and other complimentary items within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2004, we recorded net glove sales of approximately $36.6 million.

      Our formerly owned 70% owned subsidiary (refer to Note B of the financial statements), PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement.

      PT Buana sales included approximately 25.1% of related party sales to AHPC through the ten months ended April 30, 2004. PT Buana recorded glove sales totaling $15.4 million and $14.8 million during the period ended April 30, 2004 and the year ended June 30, 2003, respectively. PT Buana's remaining production was sold primarily to WRP Asia and other customers. All significant intercompany transactions and sales have been eliminated in consolidation.

      This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us included throughout this Annual Report. The consolidated financial statements for the years ended June 30, 2004, 2003 and 2002 include our results of operations and statements of cash flows, as well as for AHPC and PT Buana through April 30, 2004 (refer to Note B of the financial statements).

      In March 2000, we announced that our Board of Directors had authorized a program to repurchase up to 10% of our publicly traded Common Stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions as well as other investment options that we may consider to enhance shareholder value. During the year ended June 30, 2004, we did not repurchased any shares of our Common Stock under this program. We have purchased a total of 254,800 shares since the inception of this program.

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the periods indicated.

                                                                                                  SIX
                                                                                                 MONTHS   FOR THE YEAR
                                                                                                  ENDED      ENDED
                                                                 YEAR ENDED JUNE 30,            JUNE 30,  DECEMBER 31,
                                                        ------------------------------------    --------  ------------
                                                         2004     2003       2002       2001      2000        1999
                                                         ----     ----       ----       ----      ----        ----
STATEMENT OF OPERATIONS DATA:

Net sales                                                 100%      100%    100.00%    100.00%   100.00%     100.00%
Cost of goods sold                                       83.5      84.5       75.5       71.7      71.5        74.5
                                                        -----    ------     ------     ------    ------      ------
Gross profit                                             16.5      15.5       24.5       28.3      28.5        25.5
Selling, general & administrative expenses               25.0      24.2       37.3       26.6      22.1        18.8
                                                        -----    ------     ------     ------    ------      ------
(Loss) income from operations                            -8.5      -8.7      -12.8        1.7       6.4         6.7

Interest (expense) / other income, net                   -0.3      -1.9       -0.6       -0.9      -0.9          -1
Provision for (benefit from) income taxes                -0.3       5.1       -3.9       -0.5       0.3         2.1
Minority interest in loss (income) of subsidiary          0.7       0.7        0.4       -0.3      -0.7         0.2
Net loss from discontinued operations                       -         -          -          -         -           -
                                                        -----    ------     ------     ------    ------      ------

Net income                                              -7.80%   -15.00%     -9.10%      1.00%     4.50%       3.80%
                                                        =====    ======     ======     ======    ======      ======

YEAR ENDED JUNE 30, 2004, COMPARED TO THE YEAR ENDED JUNE 30, 2003

      Consolidated sales for fiscal year ended June 30, 2004 were $36,560,430, which represents a decrease in sales compared to year ended June 30, 2003 of $428,137 or 1.2%. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns. The decrease in sales was primarily attributable to our conveyance of our 70% ownership interest in our subsidiary PT Buana Multicorpora to WRP Asia at April 30, 2004, so that revenues from PT Buana were recognized by us for only the first 10 months of the year ended June 30, 2004, compared to a full 12 months for the year ended June 30, 2003.

      Consolidated gross profit increased $289,916 or 5.1% for June 30, 2004 compared to prior year. Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. This increase in our consolidated gross profit is primarily due to better acquisition costs and decrease of inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. We expect to improve our margins on our latex product sales due to certain price increases which we have recently passed on to our primary customers. There has not been an appreciable increase in the cost of latex since June 30, 2003, and our recent price increases have allowed us (for our fourth quarter) to adjust for some of the cost increase in latex over the first three quarters of our fiscal year.

      Operating loss has decreased $95,482 or 3.0% for fiscal year ended June 30, 2004 from the prior year. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our year end June 30, 2004, our selling, general, administrative and other expenses increased by $194,434 or 2.2%. As a percentage of net sales, SG&A expenses increased from 24.2% for the year ended June 30, 2003, to 25.0% for the year ended June 30, 2004. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

      Loss from continuing operations decreased by $709,025 or 18.1% for year ended June 30, 2004 compared to the prior year. This significant decrease in the loss was due to our recording of a goodwill impairment loss of $(1,042,094) for the year ended June 30, 2003. Included in this is other income which consists of rental, interest and miscellaneous income. Other income decreased $406,381 from June 30, 2004 to the prior year. This was primarily due to our billing of $375,000 to MAXXIM for the Transition Services Agreement in the fiscal year ended June 30, 2003.

      The benefit for income taxes for the year ended June 30, 2004 was $(109,860) compared to prior year expense of $1,898,169. The prior year tax expense was due to the establishment of a valuation allowance against our deferred tax assets.

      As a result of the factors discussed above, we reported net loss of $(2,849,943) for the year ended June 30, 2004, which compares to a loss of $(5,559,769) during the prior year. Diluted earnings per share for the years ended June 30, 2004 and June 30, 2003, were $(2.80) and $(0.84), respectively.

YEAR ENDED JUNE 30, 2003, COMPARED TO THE YEAR ENDED JUNE 30, 2002

      Consolidated sales for fiscal year ended June 30, 2003 were $36,988,567, which represented a decrease in sales compared to the year ended June 30, 2002 of $10,368,509 or 21.9%. The decrease in net sales is attributable to AHPC exiting the acute-care medical market in March 2002, along with certain customer price decreases, effective February 1, 2002.

      Consolidated gross profit decreased $5,842,468 or 50.5% for June 30, 2003 compared to the prior year. Our gross profit margin was negatively impacted by increased glove purchase prices, product mix, lower selling prices, and the West Coast dock strike. We continue to expect our gross margins to be affected by the price of latex, changes in product mix, competition, manufacturing capacity levels and other factors. Subsequent to year end, we increased our price to our customers on all latex products.

      Operating loss decreased $2,858,526 or 47.2% for fiscal year ended June 30, 2003 from the prior year. During our year end June 30, 2003, our selling, general, administrative and other expenses decreased by $8,700,994 or 49.3%. As a percentage of net sales, SG&A expenses decreased from 37.2% for the year ended June 30, 2002, to 24.2% for the year ended June 30, 2003. This decrease in SG&A expenses was attributable to the reduction of our sales force in 2002 due to AHPC transitioning out of the acute-care medical business and a reserve of $5,586,000 in 2002 for the intercompany receivable balances between PT Buana and WRP Asia assigned to us.

      Loss from continuing operations decreased by $2,434,505 or 38.4% for year ended June 30, 2003 compared to the prior year. At June 30, 2003 we tested for goodwill impairment, which resulted in the carrying amount of goodwill exceeding its implied fair value. We evaluated the realizablilty of the goodwill through the use of an independent appraisal, which utilized the present values of future cash flows. This decrease was attributable to a goodwill impairment loss of $(1,042,094) which we recorded for the year ended June 30, 2003. Other income increased from $99,448 for the 2002 period to $507,786 for the 2003 period. In fiscal 2003, we billed $375,000 to MAXXIM for the Transition Services Agreement.

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

      The benefit for income taxes for the year ended June 30, 2003 was $1,898,169 compared to the prior year of $(1,851,517). This increase in income tax expense of $3,749,686 is primarily due to the establishment of a valuation allowance against the deferred tax assets.

      As a result of the factors discussed above, we reported net loss of $(5,559,769) for year ended June 30, 2003, compared to a loss of $(4,292,981) during the prior year. Diluted earnings per share for the year ended June 30, 2003 and June 30, 2002, were $(0.84) and $(0.65), respectively.

BUSINESS SEGMENTS

      During the years ended June 30, 2004 and 2003, we were engaged solely in the business of manufacturing, through April 30, 2004, and distributing disposable gloves. We had two business segments, manufacturing (through April 30, 2004), and distribution. As of June 30, 2004 we have one business segment, distribution. These segments are managed as separate strategic business units. The manufacturing segment, which represented the Indonesian operations of PT Buana, manufactured powdered and powder-free latex gloves and sold them primarily to AHPC and WRP Asia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S.

and also includes, to a significantly lesser extent, the sale of non-glove disposable products. Discussion of the operations of each segment is included throughout the Results of Operations and Liquidity and Capital Resources sections.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                              FISCAL YEARS ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2004         2003           2002
                                                           ----         ----           ----
                                                                    (IN THOUSANDS)
Net cash provided by (used in) operating activities     $  339.4     $  3,884.7     $ (1,845.7)
Net cash used in investing activities                   $  (15.9)    $   (699.0)    $   (638.1)
Net cash provided by (used in) financing activities     $ (385.4)    $ (3,216.7)    $  2,812.0
                                                        --------     ----------     ----------
Net (decrease) increase in cash and cash equivalents    $  (61.9)    $    (31.0)    $    328.2
                                                        ========     ==========     ==========

      CASH AND CASH EQUIVALENTS: Our cash and cash equivalents decreased from $420,949 to $359,012 in fiscal year 2004. Our operations provided cash of $339,399 during the 2004 fiscal year. Accounts payable increased by $1,194,830 due to timing on payments and PT Buana becoming an accounts payable as opposed to an intercompany transaction. Net inventories were $6,694,430, a decrease of $906,456 from $7,600,886 (excluding PT Buana amount of $1,195,453) at June 30, 2003. This decrease was due to lowering our excess safety stock levels to acceptable levels and monitoring inventory turns.

      Management currently believes that existing cash, funds generated from operations, and our credit facility will be sufficient to provide for our anticipated requirements for working capital for the next 12 months and the foreseeable future.

      There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. Our ability to make debt payments or pay interest on or extend our credit facility depends on out future performance and financial results, which, to certain extent, are subject to general conditions in or affecting our business (refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk).

      NET CASH PROVIDED BY OPERATING ACTIVITIES: Our net cash provide by operating activities was $339,399 in fiscal year 2004 compared to $3,884,750 in the prior year. The positive cash flows from operating activities in fiscal year 2004 was due to our increased management of inventory levels and reduction of excess safety stock.

      Net trade accounts receivable at June 30, 2004 decreased by 21.3% to $1,823,149 from $2,317,178 at June 30, 2003. This decline was attributable to a true reduction in net accounts receivable.

      Net inventories at June 30, 2004 decreased by 11.9% to $6,694,430 from $7,600,886 at June 30, 2003 (this is stated without PT Buana amount of $1,195,453). This decrease of

$906,456 is primarily due to the reduction of safety stock levels through improved inventory management.

      NET CASH USED IN INVESTING ACTIVITIES: Our net cash used in investing activities was $15,915 in fiscal year 2004 compared to $699,002 used in fiscal year 2003. The cash used was for capital expenditures relating to software and office equipment.

      NET CASH USED IN FINANCING ACTIVITIES: Our net cash used in financing activities in fiscal year 2004 was $385,421 compared to fiscal year 2003 of $3,216,747. This decrease was due to a reduction in our credit line borrowings.

      Interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are, accordingly, affected by protective trade barriers and the economic conditions of their trading partner. The enactment by the governments of our principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries from which we purchase our products.

CAPITAL STRUCTURE AND RESOURCES

      During the year ended June 30, 2004, we obtained funds from borrowings under our line of credit and other notes. On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset based lending loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit sub-facility was increased from $7,000,000 to $11,000,000. The line of credit borrowings carry an interest rate of commercial paper plus 4.5% (5.54% at June 30, 2004). At June 30, 2004, we had outstanding $448,084 on the revolving line of credit and $1,364,806 of letter of credit liabilities under the credit facility. As of June 30, 2004, we were not in compliance with certain of our covenants and have obtained waivers of these covenant violations from the financial institution.

      In conjunction with the waiver of the covenant violations as of June 30, 2003, the existing credit facility agreement was amended to expire on September 30, 2004.

      As of September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing company. This asset based lending loan and security agreement includes a $3 million revolving line of credit, in which we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. It contains certain penalties for early termination.

      We have prepared the consolidated financial statements under the assumption that we are a going concern.

CRITICAL ACCOUNTING POLICIES

      While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

      Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of June 30, 2004, we have established reserves of $319,851 in relation to trade and inter company receivables. We determine our allowances by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, our previous loss history, the customers current ability to pay its obligation, and the condition of the general economy and the industry as a whole.

      We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of June 30, 2004, we have established reserves of $291,245.

      Sales Incentives. Certain customers are granted discounts, rebates or other allowances which are intended to assist in the promotion of our products. We record these discounts and rebates as our customers earn them. All discounts, rebates and allowances are shown as a deduction from gross sales to arrive at Net Sales in the consolidated statements of income.

      Deferred Taxes. Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance is established when it is more likely than not that any portion of the deferred tax assets will not be realized. The valuation allowance is adjusted if the realization of deferred tax assets becomes more likely than not. Should our income projections result in the conclusion that realization of deferred tax assets is more likely than not, further adjustments to the valuation are made.

CONTRACTUAL OBLIGATIONS

                                      PAYMENTS DUE BY PERIOD
                       TOTAL    LESS THAN                           AFTER 5
                                 1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
Operating Leases     $542,156   $487,351     $54,805

      On April 30, 2004, we entered into a five year supply agreement with WRP Asia. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $4,625,000. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

      In December 2003, the FASB revised FIN No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We would currently be required to adopt FIN 46R for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. We believe that the of this interpretation will not have an impact on its financial position, results of operations, or cash flows.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

SUBSEQUENT EVENT

      As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing facility. This asset based lending loan and security agreement includes a $3 million revolving line of credit, in which the Company may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. It contains certain penalties for early termination.

BUSINESS OUTLOOK

      Our priorities for fiscal year 2005 are to: (i) solidify our position as a glove company in our present markets of foodservice, dental, and medical niches of specialty distribution and IDN's; and (ii) achieve in excess of ten percent product net revenue growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

      Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2004 and 2003.

      We are subject to fluctuations in the value of the Indonesian Rupiah vis-a-vis the U.S. dollar. Our investment in the Indonesian subsidiary through April 30, 2004 was re-measured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 2004 and 2003, approximated its fair value. For the years ended June 30, 2004 and 2003, the foreign exchange included in the determination of net income was approximately $12,130 and $18,355, respectively.

RISKS AFFECTING FORWARD LOOKING STATEMENTS AND STOCK PRICES

      In addition to those matters already set forth in Item 1, Business and this Item 7, our operating results and financial position may be adversely affected or fluctuated, on a quarterly basis, as a result of the following factors: (1) increases in raw latex pricing can adversely affect our earnings;
(2) a decline in the demand for our products and the ability of our customers to meet their financial obligations; (3) competition from other companies, some of which are larger and more diversified than us; (4) anticipated acquisition cost saving projections can be no assurance that such cost savings will be achieved;
(5) increase competition with respect to pricing would reduce future revenues;
(6) ability to maintain a substantial credit facility to fund the current business and future opportunities and other items discussed below and the pricing of such a facility. The following may result in us not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risks may not be exhaustive.

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

      Financing. Our credit facility, which was due to expire in August 31, 2003, and extended until December 31, 2003, has been renewed and extended until September 30, 2004. The terms and conditions are similar to those in the current credit facility. We have accepted a commitment for a new asset-based credit facility with a commercial credit company for up to $3,000,000 of borrowings. Advances under it are subject to numerous objective and certain subjective contingencies not fully within our control. There can be no assurances that such a credit facility will cover all of our needs. The cost of borrowing under such facility and/or of termination of the facility will be greater than under prior facility (prior to accounting for facility extension fees).

      Dependence on Gloves. We are currently almost exclusively engaged in the sale of disposable gloves. Accordingly, our results of operations and financial condition are highly dependent on the level of supply of and demand for disposable gloves. There can be no assurance that the supply of or demand for disposable gloves will continue at current levels or that changes in such supply or such demand will not have a material adverse effect on our results of operations or financial condition

      Dependence on Rubber Harvest and Latex Concentrate. Our ability to produce and purchase our latex products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others and us into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. During the year ended June 30, 2003, the price of latex concentrate increased by as much as 40%, causing us to incur higher cost of goods sold. We were not able to pass on these increased costs to customers as quickly as awe incurred them from our suppliers, resulting in significant margin compression in fiscal year 2004; we could experience similar margin pressures in the future.

      Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of our supply of glove products.

      Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand, have experienced significant fluctuations against the U.S. dollar. The WRP Asia Indonesian factory maintains its books in the Indonesian currency, the Rupiah, and reports its Indonesian income taxes with Rupiah financial reports. The Indonesian Rupiah experienced volatile currency fluctuations against the U.S. dollar, which caused significant income tax adjustments in 1999. Foreign currency exchange volatility may continue and could cause us to incur significant price fluctuations to us in the future with respect to Indonesian-sourced product.

      In the past, interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and were accordingly affected by protective trade barriers and the economic conditions of their trading partners, principally, the United States, Japan, China and the European Union. The enactment by the United States or other principal trading partners of protectionist trade legislation, reduction of foreign investment in the local economies and general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries and accordingly impact price and availability of products from our suppliers.

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

      Complimentary Products. The foodservice, industrial and retail industries look at our current line of product offerings as just one of a bundle of safety products used by their customers. Developing a profitable line of additional products will be important to the future success of our business. During 2003, we diversified our product offerings with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products are being offered under our SafePrep brand and under private label, but continue to represent a relatively small portion of our total sales.

      Growth Dependencies. In general, our future growth is dependent on our ability to successfully and timely enhance existing products, develop and introduce new products, establish new distribution channels, develop affiliations with leading market participants and continue to develop our relationships with our existing customer base.

      The failure to achieve these and other objectives could limit future growth and have an adverse effect on both us and our future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause our SG&A expenses to increase, which could also have an adverse effect on us and our future operating results. In addition, to the extent that customers seek to focus primarily on price, versus factors such as service and quality, margins of product sales could compress substantially.

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

      Reliance Upon Significant Contracts and Customers. During the year ended June 30, 2004, 86.1% of net sales came from several of our national customers. The loss of any of these customers could have a materially adverse impact on us.

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

      Product Liability Insurance. Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims made against us, regardless of their merit, could also have a material adverse effect on our reputation. There is no assurance that the coverage limits of our insurance policy will be adequate or that present levels of coverage will be available at affordable rates in the future either to cover medical-related claims or to qualify us as a supplier to key accounts (which may require product liability coverage at limits in excess of what we can obtain or afford). While we have been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. We are subject to a number of lawsuits filed against us and other manufacturers, distributors and/or end users. There can be no assurance that our insurance will be sufficient to meet any recovery for which we may be found liable, that the outcome of such suits will not materially adversely affect our results of operations or financial condition, or that our deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove financially burdensome.

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

      West Coast Longshoremen Work Stoppage. On September 29, 2002, the Pacific Maritime Association (PMA), which represents international shipping lines, indefinitely locked out the longshoremen, effectively stopping all import and export activity on 29 West coast ports. This followed a 36-hour lockout that began on September 27, 2002. These shutdowns were in reaction to work slowdowns by the International Longshoremen's & Warehouse Union (ILWU), which were taking place over the last several weeks. On October 1, 2002 the U.S. District Court in San Francisco issued a temporary restraining order under the authority of the Taft-Hartley Act that required the ports to reopen. On October 2, 2002 the ports reopened. We estimate the costs of this shutdown to us to be $297,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      A list of financial statements and financial statement schedules for the Registrant is contained in "Index to Financial Statements and Financial Statement Schedules of AHPC Holdings, Inc." on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2004, and has concluded that, as of June 30, 2004, such controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Financial Officer, as appropriate to allow timely decisions regarding such disclosure.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers are as follows:

    Name         Age                   Position
-------------    ---     ------------------------------------------------
Alan Zeffer      51      President and Chief Executive Officer

Deborah Bills    36      Chief Financial Officer, Secretary and Treasurer

Biographies for Messrs. Zeffer are included below.

      On May 18, 2004, the Board of Directors voted to amend our By-laws to create three classes of directors. Each class is made up of two directors, for a total number of six directors. Each class of directors has staggered three year terms, so that two directors will be elected at each annual meeting to serve for a term expiring on the third annual meeting after their elections. In light of the recent redemption of the shares of the Company's majority shareholder (see Change of Control Transaction below) the Board of Directors believed that a staggered board would provide stability to the management of the Company to provide a greater likelihood that the Company can implement its strategic plan to increase the Company's revenues and profits.

      At September 28, 2004, our directors consist of the following three classes:

Class 1 Directors

         Name              Age    Director Since
-----------------------    ---    --------------
Anthony F. Alibrio, Sr.    59          2004
Don L. Arnwine             70          1995

Class 2 Directors

       Name                Age    Director Since
------------------         ---    --------------
George Jeff Mennen         63          1994
Robert J. Simmons          60          1995

Class 3 Directors

      Name                 Age    Director Since
------------------         ---    --------------
Richard J. Swanson         68          1998
Alan E. Zeffer             51          2004

      The Class 1 Directors elected at our 2004 Annual Meeting have a term continuing until the third annual meeting following their election. The terms of the current Class 2 and Class 3 Directors shall expire on the 2005 and 2006 annual meetings, respectively.

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

      RICHARD J. SWANSON was elected to the Board of Directors in June 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company that focuses on strategic coaching and corporate troubleshooting for CEO's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado-based companies: Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

      ALAN E. ZEFFER was elected to the Board of Directors in May 2004. He currently is presently our President and Chief Executive Officer. He joined us in April 2001. Prior to joining us, Mr. Zeffer was Managing Partner for Quest Capital Corporation, a corporate finance advisory firm that he founded in 1993. He also served as Treasurer for Sybron International Corp from 1987 until 1993.

      ANTHONY F. ALIBRIO, SR. was elected to the Board of Directors in May 2004. He is currently President Emeritus of Sodexho Marriot, Inc's Health Care Division. Sodexho is the leading food and facilities management services company in North America. Mr. Alibrio has over 37 years experience in both health care and foodservice. As the President of Sodexho Marriott, Inc.'s Health Care Division, he led an organization with $3.2 billion in revenue that provided services to over 1,000 hospitals and long-term care institutions.

      DEBORAH J. BILLS is currently our Chief Financial Officer,
Secretary/Treasurer since May 2004. She joined us in October 2000. Previously she served as our Controller since July 2002 and has been with us since 2000.

BOARD MEETINGS AND COMMITTEES

      During the year ended June 30, 2004, our Board of Directors held 10 meetings and all other actions by the Board of Directors were taken by unanimous written consent without a meeting.

      The Board of Directors has a Compensation Committee for the purpose of administering our Omnibus Equity Compensation Plan (the "Plan"). The Board has not delegated its functions to any other standing committees except for the Audit Committee, which was formed in 1997. During the year ended June 30, 2004, the Compensation Committee held two meetings. At June 30, 2004, our Compensation Committee consisted of Don L. Arnwine, Richard J. Swanson, George Jeff Mennen and Robert J. Simmons. The Audit Committee held three meetings; all other actions were taken by unanimous written consent without a meeting. At June 30, 2004, our Audit Committee consists of Don L. Arnwine, Richard J. Swanson, and George Jeff Mennen, and is chaired by Mr. Swanson. All members of the Audit Committee are deemed to be independent.

      During the last 12 month period ended June 30, 2004, our Board of Directors adopted a Governance and Nominating Committee. At June 30, 2004, our Governance and Nominating Committee consists of George Jeff Mennen, Richard J. Swanson, and Don L. Arnwine, with Mr. Arnwine as Chairman.

COMPENSATION OF DIRECTORS

      All directors who were not also our executive officers: (presently Don L. Arnwine, George Jeff Mennen, Richard J. Swanson, Robert J. Simmons, and Anthony
F. Alibrio, Sr.) receive the following compensation from us: an annual Board member retainer of $5,000; compensation of $1,000 for each Board meeting attended; $500 for each committee meeting attended; and an annual committee member retainer of $1,000. The non-executive chairman will receive an additional annual retainer of $5,000, and the chairman of the Audit Committee will receive an additional annual retainer of $3,000. Each new director is presently entitled to receive stock options under our Omnibus Equity Compensation Plan to purchase 2,000 shares of our Common stock in connection with his election. Under the terms of the Plan, the Compensation Committee determines the exercise price of each director option, provided that the exercise price may not be less than the lowest fair market value of our common stock during the six months preceding the election and qualification of such director. All director options are immediately exercisable for a period of ten years from the date of grant. All directors are reimbursed for expenses incurred in attending Board and committee meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table discloses the compensation paid by us for services rendered in all capacities to us during the year ended June 30, 2004, 2003, and the transition period ended June 30, 2002, to (i) our President and (ii) our executive officers at June 30, 2004, whose aggregate annual salary and bonus are expected to exceed $100,000 for the 2004 calendar year.

                                                                     Long-Term
                          Annual Compensation                       Compensation
                      ----------------------------                  ------------
    Name and                                         Other Annual      Stock         All Other
Principal Position    Year     Salary       Bonus    Compensation     Options       Compensation
------------------    ----    --------    --------   ------------     --------      ------------
Alan E. Zeffer        2001    $ 49,452                    -                 -             -
President and CEO     2002    $140,000    $ 20,000        -            23,333        $9,416(1)
                      2003    $185,000    $ 28,000        -             6,667             -
                      2004    $185,000                    -            20,000             -
Deborah J. Bills      2004    $ 93,166           -        -            20,000             -
CFO

(1)Includes housing, automobile and other expenses.

EMPLOYMENT AGREEMENTS

      On August 19, 2004, we renewed the October 1, 2002, employment agreement with Alan E. Zeffer (the "Zeffer Agreement"). The Zeffer Agreement provided for
(i) Mr. Zeffer to serve as our President and Chief Executive Officer; (ii) a base salary of $205,000 per annum; (iii) housing expenses not to exceed $1,200.00 per month; (iv) a $400.00 per month automobile allowance; and (v) nonqualified stock options to be determined by the Compensation Committee.

OPTION GRANTS DURING THE YEAR JUNE 30, 2004

      On February 20, 2004 there were 20,000 options granted to Alan Zeffer at $1.13, the exercise price of the closing price of the common stock on February 20, 2004, the date of the grant. Mr. Zeffer's options vest one third each year over the next three years beginning with June 30, 2004 and are exercisable for a period of ten years form the date of grant.

      On February 20, 2004 there were 20,000 options granted to Deborah Bills at $1.13, the exercise price of the closing price of the common stock on February 20, 2004, the date of the grant. Mrs. Bills's options vest one third each over the next three years beginning with June 30, 2004 and are exercisable for a period of ten years form the date of grant.

AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED JUNE 30, 2004, AND FISCAL PERIOD-END OPTION VALUES

      There were no options exercised during the year ended June 30, 2004, by the executive officers named in the Summary Compensation Table.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

      The Compensation Committee of the Board of Directors is currently comprised of the George Jeff Mennen, Richard J. Swanson, Don L. Arnwime, and Robert J. Simmons, each of whom were appointed by the Board of Directors. The Committee oversees administration of our Omnibus Equity Compensation Plan. The purpose of the Plan is to attract and retain capable and experiences officers and employees by compensating them with equity-based awards whose value is connected to our continued growth and profitability. Under the Plan, awards may be made in the form of stock options or restricted stock. In general, we compensate executive officers and senior management through salary, bonus (where appropriate) and the grant of stock options. During the year ended June 30, 2003, all action of the Compensation Committee was made during the two meetings held or was taken by the Committee by unanimous written consent without a meeting.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

      Presently, all compensation decisions relating to the salary of Mr. Zeffer are governed by the employment agreement between Mr. Zeffer and us, which agreement as amended presently provides for the payment of annual base salary of $205,000 per annum, housing expenses not to exceed $1,200 per month, a $400 per month automobile allowance and non-qualified stock options to be determined by the Compensation Committee. Because Mr. Zeffer's employment agreement presently controls the compensation paid to him, the Compensation Committee did not formulate policies with respect to Mr. Zeffer's compensation during the prior fiscal year.

Members of the Compensation Committee:

      George Jeff Mennen..Richard J. Swanson Don L. Arnwine Robert J. Simmons

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

                                  [LINE GRAPH]

* $100 invested on June 30, 1995 in stock or Index - including reinvestment of dividends.

                           6/30/99  6/30/00  6/30/01  6/30/02  6/30/03  6/30/04
AHPC Holdings, Inc.         168.1     38.9     16.0     19.3     6.0      27.3
NYSE/AMEX/Nasdaq Stock      151.0    166.5    140.0    116.1    82.8      94.9
Peer Group                   95.8     93.1     96.6    135.8    92.4     139.5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of June 30, 2004, with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director, nominee and certain executive officers and (iii) all directors and executive officers, as a group. Unless otherwise indicated, the shareholders named below have sole voting and investment power with respect to such shares of Common Stock beneficially owned by them.

                                                                                 Percent of
                                                         Amount and Nature of   Total Voting
TITLE OF CLASS         NAME OF BENEFICIAL OWNER          Beneficial Ownership     Stock(2)
--------------    ------------------------------------   --------------------   ------------
Common Stock      George Jeff Mennen                      30,000(1)
Common Stock      George Jeff Mennen                       3,333       33,333     2.92%
                                                         -------
Common Stock      Robert J. Simmons                       30,000(1)
Common Stock      Robert J. Simmons                        1,666       31,666     2.77%
                                                         -------
Common Stock      Don L. Arnwine                          30,000(1)
Common Stock      Don L. Arnwine                           1,000       31,000     2.72%
                                                         -------
Common Stock      Richard J. Swanson                      29,000(1)
Common Stock      Richard J. Swanson                       2,000       31,000     2.72%
                                                         -------
Common Stock      Alan E. Zeffer                          50,000(1)    50,000     4.31%
Common Stock      Deborah J. Bills                        16,192(1)    16,192

Common Stock      Total Executive Officers & Directors   185,192(1)
                  as a group (6 persons)                   7,999      193,191    13.83%
                                                         -------

---------------
*Represents less than 1%

(1)Represents shares to be issued upon exercisable options granted under our Omnibus Equity Compensation Plan.

(2)Percent of class is based on 7,056,230 shares of the combined number of Series A Common Stock and Common Stock outstanding on October 14, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended June 30, 2004, through the April 30, 2004 (refer to Note B), we did not purchase any latex powder-free exam gloves from our previous majority shareholder, WRP Asia. In addition, our Indonesian factory sold approximately $1.1 million of powdered latex exam gloves to WRP Asia through April 30, 2004. We entered into a five year supply agreement with WRP Asia, effective as of the date it ceased to be a shareholder of us (April 30, 2004), requiring us to purchase a minimum of seven containers of gloves per month, based upon our agreed upon price, which fluctuates up and down based upon the index price for raw latex. During the two months ended June 30, 2004, we purchased $990,640 of product from WRP Asia.

      During the year ended June 30, 2004, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert J. Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the express purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $184,612 during the year ended June 30, 2004, for its services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information responsive to this Item is set forth in "Fees Paid to Independent Auditors" of the definitive proxy statement for the Company's annual meeting of stockholders and is incorporated herein by reference. The Audit Committee's Charter provides that audit services engagement terms and fees, and any changes in such terms or fees, are subject to the specific pre-approval of the Audit Committee. The Charter further provides that other audit services, audit-related services, tax services and permitted non-audit services are subject to a general pre-approval by the Audit Committee. The Audit Committee has designated the Chief Financial Officer to monitor the performance of all services provided by the independent auditor and to determine whether such services are in compliance. The Chief Financial Officer will report to the Audit Committee on a periodic basis on the results of her monitoring and will immediately report to the Chairman of the Audit Committee any breach of this procedure. The Chairman of the Audit Committee is authorized to act on behalf of the Audit Committee between meetings.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements. A list of financial statements for the
               Registrant is contained in "Index to Financial Statements of AHPC Holdings, Inc" on page F-1.

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

10.45      GE Waivers and Amendments to the Loan and Security Agreement dated as of December 1, 1998.

10.46      Employment Agreement between AHPC Holdings, Inc. and Alan Zeffer dated October 1, 2001 incorporated by reference in
           Exhibit 10.46 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2002 (File No.
           0-17458).

21         Subsidiaries of the Company(1).

23.1       Consent of Grant Thornton LLP(1).

(b)        During the 12 months ended June 30, 2004, the Company filed three reports on Form 8-K.

(c)        See item 16(a)

31(a)      Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1).

31(b)      Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1).

32         Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
           Sarbanes-Oxley Act(1).

----------
(1) Filed Herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:

                                  WRP CORPORATION

Date: October 13, 2004            By: /s/ Deborah J. Bills
                                      -----------------------------------------
                                      Deborah J. Bills, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date: October 13, 2004            By: /s/ Alan E. Zeffer
                                      -----------------------------------------
                                      Alan E. Zeffer, President and Chief
                                      Executive Officer

Date: October 13, 2004            By: /s/ George Jeff Mennen
                                      -----------------------------------------
                                      George Jeff Mennen, Director
                                      and Chairman of the Board of Directors

Date: October 13, 2004            By: /s/ Richard J. Swanson
                                      -----------------------------------------
                                      Richard J. Swanson, Director

Date: October 13, 2004            By: /s/ Robert J. Simmons
                                      -----------------------------------------
                                      Robert J. Simmons, Director

Date: October 13, 2004            By: /s/ Don L. Arnwine
                                      -----------------------------------------
                                      Don L. Arnwine, Director

Date: October 13, 2004            By: /s/ Anthony F. Alibrio, Sr.
                                      -----------------------------------------
                                      Anthony F. Alibrio, Sr., Director

 CONSOLIDATED FINANCIAL STATEMENTS
     AND REPORT OF INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS
AHPC HOLDINGS, INC. AND SUBSIDIARY
   JUNE 30, 2004, 2003 AND 2002

                                 C O N T E N T S

                                                                PAGE
                                                                ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...      F-3

CONSOLIDATED FINANCIAL STATEMENTS

    BALANCE SHEETS ........................................      F-5

    STATEMENTS OF OPERATIONS ..............................      F-7

    STATEMENT OF SHAREHOLDERS' EQUITY .....................      F-8

    STATEMENTS OF CASH FLOWS ..............................      F-9

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............     F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      Shareholders and Board of Directors of
      American Health Products Corporation

      We have audited the accompanying consolidated balance sheet of American Health Products Corporation (a Maryland corporation) and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2002 financial statements of PT WRP Buana Multicorpa, a 70%-owned subsidiary, whose statements reflect net sales of 17.6% of consolidated net sales for the year then ended. Those statements were audited by other auditors, whose report thereon has been furnished to us and shown elsewhere, and our opinion, insofar as it relates to the amounts included for PT WRP Buana Multicorpa for the year ended June 30, 2002, is based solely on the report of the other auditors.

      We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Health Products Corporation and Subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the three years ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $2,849,943 for the year ended June 30, 2004. Additionally, the Company has entered into a forbearance agreement with its primary lender that expired on September 30, 2004 and subsequently entered into short term financing with a transitional high interest rate facility as of September 9, 2004. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Chicago, Illinois
October 13, 2004

AHPC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                                          2004           2003
                                                      ------------   ------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $    359,012   $    420,949
  Accounts receivable - trade, net of allowance for
   doubtful accounts of  $319,851 at June 30, 2004
   and $333,625 at June 30, 2003                         1,823,149      2,317,178
  Inventories, net                                       6,694,430      8,796,339
  Prepaid expenses                                         425,301        522,914
  Due from affiliate, net of allowance for doubtful
   accounts of  $0 at June 30, 2004 and
   $5,586,271 at June 30, 2003                                   -      3,320,544
  Other receivables                                          5,193      1,382,078
                                                      ------------   ------------

        Total current assets                             9,307,085     16,760,002

PROPERTY, PLANT AND EQUIPMENT
  Land rights and land improvements                              -        736,535
  Construction in progress                                       -         27,688
  Equipment, furniture and fixtures                      2,621,109     16,767,720
  Building improvements                                     14,310      2,336,683
  Vehicles                                                       -        115,467
                                                      ------------   ------------

        Total property, plant and equipment              2,635,419     19,984,093

  Less accumulated depreciation and amortization         2,028,981     10,876,090
                                                      ------------   ------------

        Property, plant and equipment, net                 606,438      9,108,003

OTHER ASSETS
  Other assets                                              69,595        531,870
                                                      ------------   ------------

        Total other assets                                  69,595        531,870
                                                      ------------   ------------

                                                      $  9,983,118   $ 26,399,875
                                                      ============   ============

AHPC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
JUNE 30,

                                                                     2004            2003
                                                                 ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                       $  2,349,617    $  1,733,300
  Trade notes payable to bank                                       1,364,806       2,959,587
  Notes payable and current portion of long-term
    obligations                                                       485,138       1,264,992
  Due to affiliates                                                         -       3,890,537
  Accrued expenses                                                  1,220,842       2,716,428
                                                                 ------------    ------------

        Total current liabilities                                   5,420,403      12,564,844

LONG-TERM DEBT                                                              -           5,163

DEFERRED TAX LIABILITIES                                              725,972       1,080,329

COMMITMENTS AND CONTINGENCIES                                               -               -

MINORITY INTEREST IN SUBSIDIARY                                             -       1,483,958

SHAREHOLDERS' EQUITY

  Series A common stock, $.01 par value; no shares
    authorized; no shares issued and outstanding at
    June 30, 2004 and 1,252,538 issued and outstanding                      -          12,525
    at June 30, 2003
  Common stock, $.01 par value; 3,333,333 shares
    authorized; 1,108,452 shares issued at June 30, 2004;
    5,803,692 shares issued at June 30, 2003                           33,037          58,037
  Additional paid-in capital                                       17,778,099      17,942,471
  Retained earnings  (accumulated deficit)                         (7,968,217)     (5,118,276)
                                                                 ------------    ------------
                                                                    9,842,919      12,894,757
  Less common stock in treasury, at cost, 3,881,805 shares and
    129,267 shares on June 30, 2004 and 387,800 shares
    on June 30, 2003                                                6,006,176       1,629,176
                                                                 ------------    ------------

        Total shareholders' equity                                  3,836,743      11,265,581
                                                                 ------------    ------------

                                                                 $  9,983,118    $ 26,399,875
                                                                 ============    ============

The accompanying notes are an integral part of these balance sheets.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                              Fiscal Year Ended
                                                --------------------------------------------
                                                    2004            2003            2002
                                                ------------    ------------    ------------
Net sales                                       $ 36,560,430    $ 36,988,567    $ 47,357,076

Cost of goods sold                                30,533,366      31,251,419      35,777,460
                                                ------------    ------------    ------------

        Gross profit                               6,027,064       5,737,148      11,579,616

Operating expenses

   Selling, general and administrative             9,133,914       8,939,480      17,640,474
                                                ------------    ------------    ------------

Loss from operations                              (3,106,850)     (3,202,332)     (6,060,858)

Other Income and (Expense)
   Interest expense                                 (197,044)       (174,874)       (384,609)
   Other income                                      101,405         507,786          99,448
   Impairment Loss                                         -       1,042,094               -
                                                ------------    ------------    ------------

        Loss from operations before provision
          for (benefit from) income taxes
          and minority interest                   (3,202,489)     (3,911,514)     (6,346,019)

Provision for (benefit from) income taxes           (109,860)      1,898,169      (1,851,517)
                                                ------------    ------------    ------------

        Loss from operations before minority
          interest                                (3,092,629)     (5,809,683)     (4,494,502)

Minority interest in loss of subsidiary             (242,686)       (249,914)       (201,521)
                                                ------------    ------------    ------------

        NET LOSS                                $ (2,849,943)   $ (5,559,769)   $ (4,292,981)
                                                ============    ============    ============

Basic net loss per common share                 $      (2.97)   $      (0.84)   $      (0.65)

Diluted net loss per common share               $      (2.80)   $      (0.84)   $      (0.65)

The accompanying notes are an integral part of these statements.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                 Series A common stock                Common stock
                              ----------------------------    ----------------------------
                                 Shares          Amount          Shares          Amount
                              ------------    ------------    ------------    ------------
Balance, June 30, 2001           1,252,538          12,525       5,803,692          58,037

Net loss                                 -               -               -               -
Common stock repurchases                 -               -               -               -
                              ------------    ------------    ------------    ------------

Balance, June 30, 2002           1,252,538          12,525       5,803,692          58,037

Net loss                                 -               -               -               -
Common stock repurchases                 -               -               -               -
                              ------------    ------------    ------------    ------------

Balance, June 30, 2003           1,252,538    $     12,525       5,803,692    $     58,037
                              ============    ============    ============    ============

Net loss                                 -               -               -               -
Stock Redemption & Exchange                        (12,525)                        (25,000)
Warrants Exercised
Reverse Stock Split (3-1)         (835,025)                     (3,861,907)
Common stock repurchases          (417,513)              -        (833,333)              -
                              ------------    ------------    ------------    ------------

Balance, June 30, 2004                   -    $          -       1,108,452    $     33,037
                              ============    ============    ============    ============

                                                Retained
                               Additional       earnings
                                paid-in       (accumulated      Treasury      Shareholders'
                                capital         deficit)         stock           equity
                              ------------    ------------    ------------    ------------
Balance, June 30, 2001          17,942,471       4,734,474      (1,572,000)     21,175,507

Net loss                                 -      (4,292,981)              -      (4,292,981)
Common stock repurchases                 -               -         (46,376)        (46,376)
                              ------------    ------------    ------------    ------------

Balance, June 30, 2002          17,942,471         441,493      (1,618,376)     16,836,150

Net loss                                 -      (5,559,769)              -      (5,559,769)
Common stock repurchases                 -               -         (10,800)        (10,800)
                              ------------    ------------    ------------    ------------

Balance, June 30, 2003        $ 17,942,471    $ (5,118,276)   $ (1,629,176)   $ 11,265,581
                              ============    ============    ============    ============

Net loss                                 -      (2,849,941)              -      (2,849,941)
Stock Redemption & Exchange       (174,372)                     (4,377,000)     (4,588,897)
Warrants Exercised                  10,000                                          10,000
Reverse Stock Split (3-1)                                                                -
Common stock repurchases                 -               -               -               -
                              ------------    ------------    ------------    ------------

Balance, June 30, 2004        $ 17,778,099    $ (7,968,217)   $ (6,006,176)   $  3,836,743
                              ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                                      Year Ended
                                                                      --------------------------------------------
                                                                          2004            2003            2002
                                                                      ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                                            $ (2,849,943)   $ (5,559,769)   $ (4,292,981)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
      Depreciation                                                         350,069       1,848,325       1,918,304
      Amortization                                                               -               -          67,232
      Impairment of Goodwill                                                     -       1,042,094               -
      Deferred income taxes                                                593,795       3,269,913      (1,893,985)
      Loss on disposal of property, plant and equipment                          -           7,486          29,291
      Changes in operating assets and liabilities
        Accounts receivable - trade, net                                   124,007       2,529,218          72,666
        Inventories, net                                                   906,456        (289,687)     (1,319,266)
        Prepaid expenses                                                    50,346         217,030         434,600
        Other assets                                                             -      (1,272,574)       (290,762)
        Accounts payable - trade                                         1,194,830         477,785      (1,079,906)
          Accrued expenses                                                 (30,161)        334,165        (589,373)
        Amounts due to and from affiliates                                       -       1,280,764       5,098,558
                                                                      ------------    ------------    ------------

                Net cash provided by (used in) operating activities        339,399       3,884,750      (1,845,622)

Cash flows from investing activities
  Capital expenditures                                                     (15,915)       (365,088)       (444,336)
  Proceeds on sales of property, plant and equipment                             -               -           7,714
  Minority interest in subsidiary                                                -        (333,914)       (201,520)
                                                                      ------------    ------------    ------------

                Net cash used in investing activities                      (15,915)       (699,002)       (638,142)

Cash flows from financing activities
  Net payments on trade notes payable to bank                              394,433          99,173       2,352,477
  Net borrowings (payment) on notes payable                               (779,854)     (3,305,120)        505,870
  Payments for treasury stock repurchases                                        -         (10,800)        (46,376)
                                                                      ------------    ------------    ------------

                Net cash provided by (used in) financing activities       (385,421)     (3,216,747)      2,811,971
                                                                      ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (61,937)        (30,999)        328,207

Cash and cash equivalents, beginning of period                             420,949         451,948         123,741
                                                                      ------------    ------------    ------------

Cash and cash equivalents, end of period                              $    359,012    $    420,949    $    451,948
                                                                      ============    ============    ============

Non-Cash Transactions:
  Redemption of common shares                                             (211,897)              -               -

The accompanying notes are an integral part of these statements.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

AHPC Holdings, Inc (formerly WRP Corporation) and Subsidiaries (the "Company") is a leading marketer of medical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company was incorporated in Maryland in December 1995.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AHPC Holdings, Inc., AHPC and PT Buana through April 30, 2004 (refer to Note B). All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers cash in banks and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2004 and 2003, the Company had approximately $259,012 and $320,949, respectively, on deposit at one financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of this institution for relative credit standing and has not experienced any losses as a result of this corporation.

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from companies in the foodservice, non-acute medical, dental and retail industries. Credit is extended based on an evaluation of a customer's financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including, but no limited to, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES

Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. The Company established inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of product sold. The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management. Inventories consist of the following at June 30, 2004 and 2003:

                             2004           2003
                          -----------    -----------
Raw materials             $         -    $   268,525
Work in process                     -        701,899
Finished goods              6,985,675      8,190,540
Reserves                     (291,245)      (364,625)
                          -----------    -----------

        Total             $ 6,694,430    $ 8,796,339
                          ===========    ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided by both the straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Accumulated construction in progress costs are reclassified to the appropriate property, plant and equipment account when completed. The useful lives of property, plant and equipment at June 30, 2004 and 2003 are as follows:

                                   Useful lives
                                   ------------
Land rights and land improvements    20 years
Equipment, furniture and fixtures   3-15 years
Building improvements               5-20 years
Vehicles                             5 years

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books, and the net gain or loss is included in the determination of income.

GOODWILL

The excess of purchase price over the fair market value of the net assets of AHPC was recorded as goodwill in the accompanying consolidated balance sheets.

In contrast to accounting standards in effect during 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets, which became effective beginning in fiscal 2003, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS No. 142 in fiscal 2003, the Company discontinued the amortization of goodwill. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS No. 142.

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

LONG-LIVED ASSETS

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective May 1, 2002. SFAS No. 144 address financial accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped from the Company's warehouse or upon the customer's pick-up receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

The Company records a liability for rebates and sales discounts in accordance with terms as contracted with certain customers.

SHIPPING AND HANDLING

The Company records shipping and handling cost gross, within selling and administrative expenses. Customers are typically invoiced for shipping costs on all orders under the Company's 60 cases minimum requirement. Shipping and handling cost totaled $271,820, $469,666 and $1,014,161 in the fiscal years ended 2004, 2003 and 2002, respectively.

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

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER COMMON SHARE - CONTINUED

The weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2004 and 2003, and 2002, are as follows:

                                                       Year ended
                                          ------------------------------------
                                                        June 30,
                                          ------------------------------------
                                             2004         2003         2002
                                          ----------   ----------   ----------
Basic weighted-average number of common
    shares outstanding                       960,066    6,632,734    6,655,123
Dilutive effect of common share
    equivalents                               56,933        5,882            -
                                          ----------   ----------   ----------

Diluted weighted-average number of
    common shares outstanding              1,016,999    6,638,616    6,655,123
                                          ==========   ==========   ==========

The Company had additional vested stock options and warrants outstanding of 280,882, 468,811 and 476,214, at June 30, 2004, 2003 and 2002, respectively. The options for the periods June 30, 2001, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and would have been anti-dilutive. The impact of stock options has been included in the calculation of earnings per share for the year ended June 30, 2004. As the dilutive shares were immaterial there was no effect to the earnings per share calculation.

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

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

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

FOREIGN CURRENCY TRANSLATION

Gains and losses from foreign currency transactions are included in net loss in the period in which they occur through April 30, 2004 (refer to Note B). For the years ended June 30, 2004, 2003 and 2002, the foreign exchange loss included in the determination of net income is $(12,130), $(18,355) and $(42,646), respectively.

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

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors. See note H for additional information regarding this plan. Options prices for options granted under this plan were not less than fair market value of the Company's on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                 For the Fiscal Years Ended June 30,
                                             --------------------------------------------
                                                 2004            2003            2002
                                             ------------    ------------    ------------
Net loss, as reported                        $ (2,849,943)   $ (5,559,769)   $ (4,292,981)

Deduct:  total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects                                            90,636          53,712         203,892
                                             ------------    ------------    ------------
Pro forma net loss                           $ (2,940,579)   $ (5,613,481)   $ (4,496,873)
                                             ============    ============    ============

                                                 2004            2003            2002
                                             ------------    ------------    ------------
Net loss per share
    Basic - as reported                      $      (2.97)   $      (0.84)   $      (0.65)
    Basic - pro forma                        $      (3.06)   $      (0.83)   $      (0.68)

    Dilutive - as reported                   $      (2.80)   $      (0.84)   $      (0.65)
    Dilutive - pro forma                     $      (2.89)   $      (0.83)   $      (0.68)

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EMPLOYEE BENEFIT PLANS

The Company provides all employees who have completed 30 days of service with a 401(k) retirement savings plan. This 401(k) retirement savings plan name is "AHPC Holdings, Inc. 401(k) Profit Sharing Plan & Trust." Participants are allowed to contribute up to 15% of their annual compensation, and the Company will match up to the first 8% of the participants contribution. All contributions are made to a trust, which are held for the sole benefit of the participant. During fiscal years ended 2004, 2003 and 2002, the Company contributed to the plan $37,960, $24,464 and $36,803, respectively. The Company's expense, relating to the plan's administration, for fiscal years ended June 30, 2004, 2003 and 2002 were $6,850, $6,850 and $6,850, respectively.

INTERNAL USE SOFTWARE COSTS

The Company has capitalized or expensed as incurred certain internal use software costs as appropriate. As of June 30, 2004, 2003 and 2002, the net book value of capitalized software is $517,034, $757,605 and $983,781, respectively. These capitalized costs are included in Property, Plant and Equipment in the accompanying financial statements and are being amortized over seven years.

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

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      In December 2003, the FASB revised FIN No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We would currently be required to adopt FIN 46R for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. We believe that the of this interpretation will not have an impact on its financial position, results of operations, or cash flows.

RECLASSIFICATION

Certain prior-period balances have been reclassified to conform with the current-year presentation.

NOTE B - MANAGEMENT PLAN & THE STOCK REDEMPTION TRANSACTION

FORBEARANCE AGREEMENT

On March 12, 2003 the Company entered into a forbearance agreement with its lender, GE Capital Services, whereby it was agreed the lender would forbear from exercising certain rights under the loan agreement as a result of events of defaults, which were continuing at that time. The terms of this agreement, as amended, required the Company to maintain certain financial covenants and to receive payment of at least $2 million of intercompany debt from WRP Asia (as described in Footnote D, Related Party Transactions). This agreement was scheduled to expire on June 30, 2003; however, the Company entered into an amendment to the forbearance agreement that extends the term through September 30, 2004. Upon expiration of this agreement and subsequent amendment the lender will have the right to exercise its rights and remedies immediately, including but not limited to (1) ceasing to make any further loans to the Company and (2) the acceleration of the Company's obligations to the lender. Due to the nature of the Company's business, importing product from Asia and the extended time period required for those purchases to convert to cash, the Company relies on the credit facility to finance these purchases. Failure to have access to such a facility or to have adequate cash to self-fund these requirements would impair the Company's ability to continue as a going concern.

As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing company. This agreement is short term with high interest rates (refer to Note
N). The Company is in the process of seeking a permanent credit facility to replace Greenfield Commercial Corp.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE B - MANAGEMENT PLAN & THE STOCK REDEMPTION TRANSACTION - CONTINUED

WRP ASIA FINANCIAL RESTRUCTURING

On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia's debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including the Company's intercompany debt in the short term. On September 12, 2003 the Company entered into a non-binding letter of intent with WRP Asia to enter into a stock redemption and exchange agreement. The Letter of Intent calls for the Company to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock, which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of the outstanding Capital Stock of WRPC. The consideration for the redemption was: (i) the conveyance to WRP Asia of WRPC's 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB"); and (ii) forgiveness of all indebtedness owing to WRPC by WRP Asia. The Company would continue to be responsible for trade payables owing to PTB for recent product purchases by the Company. The transaction was subject to, among other things, execution of a definitive redemption agreement, a five-year supply agreement from WRP.

On November 3, 2003 The Company announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Agreement called for The Company to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of the Company's outstanding capital stock. The consideration for the redemption was: (i) the conveyance to WRP Asia of the Companies 70% ownership interest in its subsidiary PT Buana Multicorpora ("PTB") Indonesia, an Indonesian based manufacturer of gloves; and (ii) excuse of all indebtedness owing to its subsidiaries from WRP Asia and from PTB with the exception of the Companies obligation to be responsible for trade payables owing to PTB for recent product purchases. The Company also announced the execution of a five-year supply agreement from WRP Asia and PTB (through the Companies subsidiary American Health Products Corporation), calling for the purchase of a portion of its latex glove requirements, which equates to the appropriate annualized quantities that the Company is currently purchasing from PTB and WRP Asia. The pricing of such products has a variable factor keyed to the cost of raw latex. The Board of Directors, of both WRP Asia and the Company, had approved the transaction. The Company had received a fairness opinion from an independent professional valuation firm that the transaction is fair to The Company's stockholders.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE B - MANAGEMENT PLAN & THE STOCK REDEMPTION TRANSACTION - CONTINUED

As of April 30, 2004, The Company redeemed WRP Asia's shareholdings in the Company through the completion of the Company's stock redemption and exchange agreement with WRP Asia. Through this transaction the Company redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of Class B Common Stock, which comprised all of WRP Asia's holdings. These share amounts do reflect the 1 for 3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represent approximately 53.2% of the Company's outstanding Capital Stock. As consideration for the redemption the Company conveyed to WRP Asia, its 70% ownership interest in the Company's subsidiary PT Buana and excused of all indebtedness owing to the Company from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchase of product. The Company also entered into a five (5) year supply agreement whereby the Company agreed to purchase certain minimum quantities of its latex glove needs from WRP Asia. On the closing of the transaction, the three of the Company's seven directors who were employees of WRP Asia resigned their positions as officers and directors of the Company.

As of April 30, 2004, the market value of the stock redeemed at the close of the stock redemption agreement is $4,377,000. The balance sheet amounts that relate to our share of PTB financials are assets totaling $11,305,439 and liabilities of approximately $2,665,854. The portion of net revenues relating to PTB is $11,511,161 with a net operating loss of $566,268. The Company had agreed to forgive all indebtedness owing to the Company or its subsidiaries from WRP Asia and from PTB of $1,401,322. The loss on this transaction is $174,361, recorded in Paid-in-Capital.

The Company also announced that it would change its name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004, at that time the Company's NASDAQ trading symbol changed from WRPC to GLOV.

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

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE C - COMMON STOCK - CONTINUED

On February 29, 2000, the Company approved a stock repurchase plan, which may include the repurchase of up to 10% of the Company's public common stock. These purchases may be made in the open market and in block transactions over a two-year period. The program is subject to market conditions and its impact on share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2004, 254,800 shares of public common stock have been repurchased by the Company as part of this plan.

NOTE D - RELATED-PARTY TRANSACTIONS

At June 30, 2004 and 2003, amounts due from/to affiliates consist of the following:

                           2004            2003
                       ------------    ------------
Due from affiliate
    Current WRP Asia   $          0    $  8,906,815
       Reserve                   (0)     (5,586,271)
                       ------------    ------------
    Net                $          0    $  3,320,544
                       ============    ============

Due to affiliate

    Current WRP Asia   $          0    $ (3,890,537)
                       ============    ============

During 2003, the amounts due to PT Buana of $5,586,321 were assigned to AHPC Holdings, Inc. in partial satisfaction of intercompany amounts due from PT Buana to AHPC Holdings, Inc.. During 2003, the Company entered into a formal agreement with WRP Asia to provide for full and complete right of offset of any trade payables due against amounts they owe to AHPC Holdings, Inc. and AHPC. Included in the WRP Asia receivable is a note receivable of $0 and $470,000 as of June 30, 2004 and 2003, respectively.

AHPC Holdings, Inc. and AHPC have accounts payable to WRP Asia of $3,890,537 at June 30, 2003, primarily resulting from the purchase of inventories. See Note J for additional related-party transactions.

WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high-quality, powder-free, latex exam gloves. During the years ended June 30, 2004, 2003 and 2002, total purchases of gloves from WRP Asia as a related party were $0, $3,355,310 and $13,519,454, respectively.

In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by a director of the Company.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE D - RELATED-PARTY TRANSACTIONS - CONTINUED

The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $184,612, $170,439 and $137,772, in the years ended June 30, 2004, 2003 and 2002, respectively, for its services.

NOTE E - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consist of the following:

                                                                2004         2003
                                                             ----------   ----------
Notes payable to bank, at rates charged to WRP Asia:         $  916,722   $1,989,213

Payable to bank, letters of credit bearing interest at the
   commercial paper rate plus 4.5%, due within 60 days:         448,084      970,374
                                                             ----------   ----------

Total:                                                       $1,364,806   $2,959,587
                                                             ==========   ==========

Trade notes payable to bank consist of amounts financed through letter of credit arrangements and notes payable, which totaled $1,364,806 and $2,959,587 at June 30, 2004 and 2003, respectively. These bank obligations are collateralized by the inventory and accounts receivable of AHPC and are subject to the convents discussed as in Note F.

As of June 30, 2004 and 2003, the Company was contingently liable for outstanding letter of credit liabilities totaling $0 and $595,488, respectively.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE F - NOTES PAYABLE

Notes payable and long-term debt as of June 30, 2004 and 2003, consist of the following:

                                                                                     2004         2003
                                                                                  ----------   ----------
Borrowings under a bank revolving line-of-credit agreement with available borrowings up to $15,000,000 at June 30, 2004 and 2003, bearing interest at the commercial paper rate plus 4.50% (5.54% and 5.71% at June 30, 2004 and
    2003, respectively), collateralized by inventories and accounts receivable,
    expiring September 30, 2004                                                   $  448,084   $1,235,149
Insurance premium financing loans, bearing interest at 4.425% and 5.24% at June
    30, 2004 and 2003, respectively, payable in monthly installments through
    July 2004                                                                         37,054       29,843
Other                                                                                      -        5,163
                                                                                  ----------   ----------

                                                                                     485,138    1,270,155

Less current portion                                                                 485,138    1,264,992
                                                                                  ----------   ----------

                  Long-term debt                                                  $        -   $    5,163
                                                                                  ==========   ==========

The bank revolving line-of-credit agreement noted above contains covenants that require, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As a result of continued covenant violations, the Company entered into a forbearance agreement with its lender on March 12, 2003. The agreement has been extended to September 30, 2004. See Note B for further discussion.

The Company's credit facility includes a $5,000,000 revolving line of credit with a $5,000,000 letter of credit subfacility. The facility carries an interest rate of commercial paper plus 4.5% (5.54% at June 30, 2004).

On September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing company replacing it's bank line of credit (refer to Note N).

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE G - COMMITMENTS AND CONTINGENCIES

LITIGATION

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2004, the Company was involved in a total of 23 lawsuits as a named defendant, a third-party defendant or an indemnitor. During the year ended June 30, 2004, the Company was named in no new lawsuits and was dismissed from or otherwise settled 16 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for or, if not provided for, are without merit, or involve such amounts that would not materially affect the Company's results of operations or financial condition.

SIGNIFICANT CUSTOMERS

The following summary presents the total percentage of sales the Company's significant customer.

                                                       June 30,
                                                 --------------------
                                                 2004    2003    2002
                                                 ----    ----    ----
Significant customer's percentage of net sales   86.1    70.1    45.5

The Company's significant customer ships products to numerous food-service facilities throughout the U.S. The ultimate end users of the Company's product are those various food-service organizations and professionals who purchase the product from these distributors.

OPERATING LEASES

The Company conducts all of its operations in leased facilities.

Total rent expense, net of rental income, included in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2004, 2003 and 2002, was $532,605, $569,548 and $595,669, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

Fiscal year ending June 30,
       2005                     $487,351
       2006                       54,805
       2007                            -
       2008 and thereafter             -
                                --------
                                $542,156
                                ========

NOTE H - STOCK OPTION PLAN

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

                                           Weighted-
                             Outstanding    Average
                               options       Price    Expiration
                             -----------   ---------  ----------
Balance, July 1, 2001           368,600    $    1.92

    Grants                      760,525         0.75     2012
    Rescissions/expirations    (408,932)        1.36   2004-2012
                              ---------    ---------   ---------

Balance, June 30, 2002          720,193    $    1.03
                              =========    =========
    Grants                       20,000         0.24
    Rescissions/expirations    (199,877)        0.98   2004-2012
                              ---------

Balance, June 30, 2003          540,316    $    1.02
                              =========    =========
    Grants                      146,000         1.13
    Rescissions/expirations    (361,434)        0.92   2004-2012
                              ---------    ---------   ---------

Balance, June 30, 2004          324,882    $    2.04
                              =========    =========

The exercise price of the stock options granted in 2004, 2003 and 2002 was established at the market price on the date of the grants. The weighted-average fair value, at grant date, of the options granted during fiscal years 2004, 2003 and 2002 was $2.04, $1.02 and $1.03,

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE H - STOCK OPTION PLAN - CONTINUED

respectively. Of the 324,882 options outstanding at June 30, 2004, 280,882 are currently exercisable, and 44,000 become exercisable in 2005. The Company has reserved common stock for issuance upon conversion of these options.

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

Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's net loss per share diluted for the years ended June 30, 2004, 2003 and 2002, would have been $(2,940,579), $(5,613,481), $(4,496,873), and $(2.70),
$(0.83) and $(0.68), respectively.

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

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

                                      Year ended
                            -----------------------------
                                       June 30,
                            -----------------------------
        Assumption            2004       2003       2002
------------------------    -------   -------    --------
Risk-free interest rates       2.66%     3.02%       3.89%
Dividend yield                   -         -           -
Expected volatility           85.00%    81.14%      76.71%
Expected life               4 years   4 years     4 years

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE H - STOCK OPTION PLAN - CONTINUED

Options outstanding and exercisable at June 30, 2004, were as follows:

                                                  Weighted-                      Weighted-
 Range of          Number                          average          Number        average
 exercise      outstanding at       Remaining     exercise     exercisable at    exercise
  prices        June 30, 2004         life          Price        June 30, 2004     price
-----------    --------------     ------------    ---------    ---------------   ---------
   $6.21           45,267          1.5-7 years      $6.21           45,267         $6.21
    2.31           56,667            9 years         2.31           56,667          2.31
    2.25           70,281            9 years         2.25           70,281          2.25
    1.13          146,000           10 years         1.13          102,000          1.13
    0.72            6,667           10 years         0.72            6,667          0.72
----------        -------         ------------      -----          -------         -----
$.72-$6.21        324,882         1.5-10 years      $2.04          280,882         $2.36
==========        =======         ============      =====          =======         =====

NOTE I - INCOME TAXES

The components of the Company's income tax provision (benefit) from continuing operations consisted of:

                                                    June 30,
                                     -----------------------------------------
                                        2004            2003          2002
                                     ---------     -----------    ------------
Current
   Federal                           $ (52,892)    $  (252,489)   $  (238,602)
   State                                     -        (168,084)       (33,685)
   Foreign                                   -               -        314,755
                                     ---------     -----------    -----------
       Total current                   (52,892)       (420,573)        42,468
Deferred
   Federal                             (63,260)      2,197,152     (1,808,214)
   State                                     -           4,271       (255,277)
   Foreign                               6,292         117,319        169,506
                                     ---------     -----------    -----------
       Total deferred                  (56,968)      2,318,742     (1,893,985)
                                     ---------     -----------    -----------
       Total income tax provision
         (benefit)                   $(109,860)    $ 1,898,169    $(1,851,517)
                                     =========     ===========    ===========

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE I - INCOME TAXES - CONTINUED

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

                                                              June 30,
                                             --------------------------------------------
                                                2004            2003            2002
                                             ------------    ------------    ------------
Tax benefit at statutory rate of 34%         $(1,075,246)    $(1,419,763)    $(2,195,434)
State income taxes, net of Federal income
   tax provision                             $  (113,272)       (200,425)       (309,931)
Foreign tax rate difference                      278,792         937,755         567,431
Increase (decrease) in deferred tax asset
   valuation allowance                           790,979       2,166,897               -
Utilization of loss carryforwards                      -               -               -
Goodwill amortization and other                    8,887         413,705          86,417
                                             -----------     -----------     -----------
               Total income tax provision
                 (benefit)                   $  (109,860)    $ 1,898,169     $(1,851,517)
                                             ===========     ===========     ===========

The Company's subsidiary in Indonesia has generated tax losses in the current period. As a result, the Company does not have any current foreign taxes payable as of June 30, 2004.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                 2004             2003
                                                                              ------------    ------------
Deferred income tax asset
    Accruals not deductible until paid                                        $    95,566     $   100,313
    Net operating loss carryforwards
        U.S                                                                     2,664,328       1,717,559
        PT Buana                                                                        -          37,928
    Inventory                                                                     158,085         197,798
    Allowance for doubtful accounts                                               124,102         129,447
    Valuation allowance                                                        (3,042,081)     (2,183,045)
                                                                              -----------     -----------
                     Total deferred tax assets                                $         0     $         0
                                                                              ===========     ===========
Deferred income tax liabilities
    Difference between book and tax basis of property, plant and equipment    $  (252,751)    $  (314,725)
    Valuation Allowance                                                                 -        (435,293)
                                                                              -----------     -----------
    Other noncurrent liabilities - PT Buana                                      (473,221)       (330,311)
                                                                              -----------     -----------
                     Total deferred tax liabilities                           $  (725,972)    $(1,080,329)
                                                                              ===========     ===========

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE I - INCOME TAXES - CONTINUED

The Company has approximately $5.121 million net operating loss carryforwards available at June 30, 2004. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the stock redemption and exchange transaction. The Company will only be able to utilize $2.2 million over the next 20 years, at which time all of the NOL's listed above will have expired.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest on debt outstanding for the years ended June 30, 2004, 2003 and 2002, was $43,122, $148,066 and $275,580, respectively.

The following represents significant related-party operating transactions during the years ended June 30, 2004, 2003 and 2002, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities:

                                                  Year ended
                                  --------------------------------------------
                                                   June 30,
                                  --------------------------------------------
                                     2004            2003             2002
                                  ------------    ------------    -------------
Operating cash transactions
   Purchases from affiliate       $         0     $ 3,384,810     $ 13,519,454
   Sales to affiliate              (1,086,606)     (4,808,544)      (7,366,124)
   Cash payments                           (0)     (2,202,552)     (13,258,230)
   Cash receipts                      516,613       4,710,372       12,203,458
                                  -----------     -----------     ------------
         Amounts due to (from)
            affiliate             $  (569,993)    $ 1,084,086     $  5,098,558
                                  ===========     ===========     ============

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE K - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the reserve for excess and obsolete inventory during 2004, 2003 and 2002:

                                                               Balance at    Accounts    Additions      Balance
                        Allowance for                           beginning    written    (Reductions)    at end
                      doubtful accounts                         of period      off       to account    of period
-----------------------------------------------------------    -----------  ----------   -----------  ----------
Allowance for doubtful accounts activity for the year ended
    June 30, 2002                                                 150,000            -    5,586,271    5,736,271
Allowance for doubtful accounts activity for the year ended
    June 30, 2003                                               5,736,271      (19,894)     203,519    5,919,896
Allowance for doubtful accounts activity for the year ended
    June 30, 2004                                               5,919,896   (5,593,045)     (7,000)      319,851

                                                                   Balance at                Additions     Balance
                    Reserve for excess and                         beginning     Inventory  (Reductions)   at end
                      obsolete inventory                           of period    write-offs   to account   of period
----------------------------------------------------------         ----------   ----------  ------------  ---------
Reserve for excess and obsolete inventory activity for the
    year ended June 30, 2002                                        417,763             -      85,309      503,072
Reserve for excess and obsolete inventory activity for the
    year ended June 30, 2003                                        503,072      (142,488)      4,041      364,625
Reserve for excess and obsolete inventory activity for the
    year ended June 30, 2004                                        364,625       (39,180)    (34,200)     291,245

NOTE L - SEGMENT REPORTING

The Company had two business segments: Manufacturing and Distribution. These segments are managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing segment, which represented the operations of PT Buana, manufactures latex gloves and sells them primarily to the Company and WRP Asia. All operations of the Manufacturing segment was located in Indonesia. The Distribution segment involves the procurement and sale of gloves purchased from the Manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution segment's significant customers include those discussed in Note G. The operations of the Distribution segment are located entirely within the U.S.

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE L - SEGMENT REPORTING - CONTINUED

Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note A. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest ("Pretax (loss) income"). Management believes transactions between operating segments are made at prevailing market rates.

The following tables provide financial data for the years ended June 30, 2004, 2003 and 2002, for these segments:

           June 30, 2004                  Manufacturing    Distribution     Eliminations    Consolidated
--------------------------------------    -------------    ------------     ------------    ------------
Revenues from external customers          $ 11,511,161     $ 25,049,269     $         -     $ 36,560,430
Revenues from other operating segments       3,867,695                -      (3,867,695)               -
Pretax loss                                   (802,662)      (2,399,827)              -       (3,202,489)
Depreciation and amortization expense                -          350,069               -          350,069
Interest income                                 28,852          377,173        (358,896)          47,129
Interest expense                               450,896           70,871        (358,896)         162,871
Total assets                                         -        9,983,118               -        9,983,118
Capital expenditures                           334,154           15,914               -          350,068
Long-lived assets                                    -          676,033               -          676,033

          June 30, 2003                   Manufacturing    Distribution     Eliminations    Consolidated
--------------------------------------    -------------    ------------     ------------    ------------
Revenues from external customers          $ 10,185,290     $ 26,803,277     $         -     $ 36,988,567
Revenues from other operating segments       4,586,311                -      (4,586,311)               -
Pretax loss                                   (715,726)      (3,195,788)              -       (3,911,514)
Depreciation and amortization expense        1,474,414          437,341               -        1,911,755
Interest income                                 11,969          452,453        (396,053)          68,369
Interest expense                               499,718           60,064        (396,053)         163,729
Total assets                                11,283,099       15,116,776               -       26,399,875
Capital expenditures                           296,360          (13,415)              -          282,945
Long-lived assets                            8,629,685        1,010,188               -        9,639,873

          June 30, 2002                   Manufacturing    Distribution     Eliminations    Consolidated
--------------------------------------    -------------    ------------     ------------    ------------
Revenues from external customers          $  8,334,491     $ 39,022,585     $         -     $ 47,357,076
Revenues from other operating segments       5,469,376                       (5,469,376)               -
Pretax loss                                   (187,474)      (6,158,544)              -       (6,346,018)
Depreciation and amortization expense        1,547,936          437,600               -        1,985,536
Interest income                                    797          923,735        (867,334)          57,198
Interest expense                               999,428          252,515        (867,334)         384,609
Total assets                                12,010,021       20,937,474               -       32,947,495
Capital expenditures                           378,446           13,872               -          392,318
Long-lived assets                            9,527,999        2,364,952               -       11,892,951

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE M - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                          3/31/04     6/30/04
                          --------    --------
                          (In thousands except
                           for per share data)
Net revenues              $ 9,341     $ 7,905
Income from operations     (1,066)       (552)
Net loss                     (981)       (399)
Net income per share
    Basic                 $ (0.44)    $ (0.18)
    Diluted                 (0.44)      (0.18)

                          3/31/03      6/30/03     9/30/03     12/31/03
                          --------    ---------    --------    --------
                             (In thousands except for per share data)
Net revenues              $ 7,062     $ 10,593     $ 9,786     $ 9,528
Income from operations     (1,440)      (1,266)       (560)       (929)
Net loss                     (811)      (4,681)       (616)       (854)
Net income per share
    Basic                 $ (0.12)    $  (0.71)    $ (0.09)    $ (0.13)
    Diluted                 (0.12)       (0.71)      (0.09)      (0.13)

                           3/31/02      6/30/02      9/30/02     12/31/02
                          ---------    ---------    ---------    --------
                             (In thousands except for per share data)
Net revenues              $ 10,153     $ 12,861     $ 10,542     $ 8,792
Income from operations      (1,010)      (5,309)         (75)       (421)
Net income (loss)             (753)      (3,388)         125        (193)
Net income per share
    Basic                 $  (0.11)    $  (0.52)    $   0.02     $ (0.03)
    Diluted                  (0.11)       (0.52)        0.02       (0.03)

AHPC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2004 AND 2003

NOTE M - QUARTERLY FINANCIAL SUMMARY (UNAUDITED) - CONTINUED

                             9/30/01     12/31/01
                            ---------    ---------
                         (In thousands except for per
                                  share data)
Net revenues                $ 12,325     $ 12,018
Income from operations           263           (5)
Net loss                         (21)        (131)
Net income per share
    Basic                   $  (0.01)    $  (0.01)
    Diluted                    (0.01)       (0.01)

NOTE N - SUBSEQUENT EVENT

As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing company. This asset based lending loan and security agreement includes a $3 million revolving line of credit, in which the Company may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. It contains certain penalties for early termination.