Form 10-Q
period 2004-09-30
AHPC Holdings, Inc.
filed 2004-11-19
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2004

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

                                              Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Common Stock, par value $.01 per share, outstanding as of September 30, 2004, was 1,108,452.

                               AHPC HOLDINGS, INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

         A quarterly review of the first quarter financial statements has been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 100.

Item 1.

         Condensed Consolidated Balance Sheets
         September 30, 2004 (unaudited) and June 30, 2004, (audited)...................     pgs. 3-4

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Months Ended September 30, 2004 and 2003................................        pg. 5

         Condensed Consolidated Statements of Cash Flow (unaudited) for the
         Three months ended September 30, 2004 and 2003................................        pg. 6

         Notes to Interim Consolidated Financial Statements (unaudited)................        pg. 7

Item 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................       pg. 18

Item 3.

         Quantitative and Qualitative Disclosures About Market.........................       pg. 21

Item 4.

         Controls and Procedures.......................................................       pg. 21

                               PART II - OTHER INFORMATION

Items 1.-5.............................................................................       pg. 22

Item 6. ...............................................................................       pg. 22

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004

                            ASSETS                                 September 30, 2004    June 30, 2004
                                                                   ------------------    -------------
CURRENT ASSETS
       Cash and cash equivalents                                      $     35,871        $    359,012
       Accounts receivable - trade, net of allowance for
            doubtful accounts of $319,851 at September 30, 2004
            and at June 30, 2004                                         1,618,639           1,823,149
       Inventories, net                                                  6,644,664           6,694,430
       Prepaid expenses                                                    535,444             425,301
       Other receivables                                                     5,694               5,193
                                                                      ------------        ------------

                Total current assets                                     8,840,312           9,307,085

PROPERTY, PLANT AND EQUIPMENT
       Equipment, furniture and fixtures                                 2,636,910           2,621,109
       Building improvements                                                14,310              14,310
                                                                      ------------        ------------

                Total property, plant and equipment                      2,651,220           2,635,419

       Less accumulated depreciation and amortization                    2,104,553           2,028,981
                                                                      ------------        ------------

                Property, plant and equipment, net                         546,667             606,438

OTHER ASSETS
       Other assets                                                         69,595              69,595
                                                                      ------------        ------------

                Total other assets                                          69,595              69,595
                                                                      ------------        ------------

                                                                      $  9,456,574        $  9,983,118
                                                                      ============        ============

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
SEPTEMBER 30, 2004 AND JUNE 30, 2004

           LIABILITIES AND SHAREHOLDERS' EQUITY                 September 30, 2004        June 30, 2004
                                                                ------------------        -------------
CURRENT LIABILITIES
       Accounts payable - trade                                     $  2,476,426           $  2,349,617
       Trade notes payable                                             1,527,566              1,364,806
       Notes payable                                                      72,948                485,138
       Accrued expenses                                                1,186,049              1,220,842
                                                                    ------------           ------------

                Total current liabilities                              5,262,989              5,420,403

LONG-TERM DEBT                                                                 -                      -

DEFERRED TAX LIABILITIES                                                 725,972                725,972

COMMITMENTS AND CONTINGENCIES                                                  -                      -

MINORITY INTEREST IN SUBSIDIARY                                                -                      -

SHAREHOLDERS' EQUITY
       Common stock, $.03 par value; 3,333,333 shares
            authorized; 1,108,452 shares issued at
            September 30, 2004 and June 30, 2004                          33,037                 33,037
       Additional paid-in capital                                     17,782,619             17,778,099
       Accumulated deficit                                            (8,341,867)            (7,968,217)
                                                                    ------------           ------------
                                                                       9,473,789              9,842,919

       Less common stock in treasury, at cost, 129,267
            shares at September 30, 2004 and June 30, 2004             6,006,176              6,006,176
                                                                    ------------           ------------

                Total shareholders' equity                             3,467,613              3,836,743
                                                                    ------------           ------------

                                                                    $  9,456,574           $  9,983,118
                                                                    ============           ============

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

                                                                   Quarter Ended
                                                          ----------------------------
                                                              2004             2003
                                                          -----------      -----------
Net sales                                                 $ 6,543,234      $ 9,786,226

Cost of goods sold                                          5,023,062        8,048,922
                                                          -----------      -----------

                Gross profit                                1,520,172        1,737,304

Operating expenses
       Selling, general and administrative                  1,873,905        2,297,740
                                                          -----------      -----------

Loss from operations                                         (353,733)        (560,436)

Other Income and Expense
  Interest expense                                             19,916           44,020
  Other income                                                      -           29,479
                                                          -----------      -----------

                Loss from operations before provision
                  for (benefit from) income taxes
                  and minority interest                      (373,649)        (574,977)

Provision for income taxes                                          -           50,748
                                                          -----------      -----------
                Loss from operations before
                  minority interest                          (373,649)        (625,725)

Minority interest in (loss) of subsidiary                           -           (9,526)
                                                          -----------      -----------

                NET LOSS                                  $  (373,649)     $  (616,199)
                                                          ===========      ===========

Basic net (loss) income per common share                  $     (0.39)     $     (0.09)

Diluted net (loss) income per common share                $     (0.35)     $     (0.09)

AHPC HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                  Quarter Ended
                                                                             -------------------------
                                                                                2004           2003
                                                                             ----------     ----------
Cash flows from operating activities
       Net loss                                                              $(373,649)     $(616,199)
       Adjustments to reconcile net loss to net cash provided by
            operating activities
                Depreciation                                                    75,571        447,214
                Deferred income taxes                                                -         48,886
                Changes in operating assets and liabilities
                     Accounts receivable - trade, net                          204,510        271,553
                     Inventories, net                                           49,766        133,723
                     Prepaid expenses                                         (110,143)         2,023
                     Other assets                                                 (500)       434,323
                     Accounts payable - trade                                  126,809         57,959
                     Accrued expenses                                          (34,793)       158,101
                     Amounts due to and from affiliates                              -       (380,898)
                                                                             ---------      ---------

                     Net cash (used in) provided by operating activities       (62,429)       556,685

Cash flows from investing activities
       Capital expenditures                                                    (15,801)      (189,279)
       Minority interest in subsidiary                                               -        (93,526)
                                                                             ---------      ---------

                     Net cash used in investing activities                     (15,801)      (282,805)

Cash flows from financing activities
       Borrowings on trade notes payable                                       162,760       (173,430)
       Payments on notes payable                                              (412,191)        10,522
       Payments for treasury stock repurchases                                   4,520              -
                                                                             ---------      ---------

                     Net cash used in financing activities                    (244,911)      (162,908)
                                                                             ---------      ---------

Net (decrease) increase in cash and cash equivalents                          (323,141)       110,972

Cash and cash equivalents, beginning of period                                 359,012        420,949
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                     $  35,871      $ 531,921
                                                                             =========      =========

AHPC HOLDINGS, INC
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1.       DESCRIPTION OF BUSINESS:

         We are a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). In 2002, we broadened our product line to include other disposable items to be used primarily in the foodservice industry.

2.        BASIS OF PRESENTATION:

         The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2004, filed October 13, 2004. The results of operations for the three-month period ended September 30, 2004, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2005.

         We have made reclasses to the prior year balances to show comparatives.

3.       PRINCIPLES OF CONSOLIDATION:

         The accompanying interim consolidated financial statements include our accounts and those of AHPC. On April 30, 2004, we conveyed our formerly owned subsidiary, PT Buana (refer to Note 21). All significant intercompany transactions have been eliminated in consolidation.

4.       MAJORITY SHAREHOLDER:

         WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owned all of our outstanding Series A Common Stock and was our majority shareholder.

         On April 30, 2004, we redeemed WRP Asia's shareholdings in the Company through the completion of our stock redemption and exchange agreement with WRP Asia (see Note 23 below). Through transaction we redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of Class B Common Stock, which comprised all of WRP Asia's holdings. These share amounts do reflect the 1 for 3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchase of product. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of us.

5.       COMMON STOCK:

         As of September 30, 2004, we had issued 1,108,452 shares of Common
Stock.

         During the three months ended, September 30, 2004, we did not sell any shares of our Common Stock.

         On January 20, 2004, our Board of Directors approved a 1 share for 3 share reverse stock split. As a result of the reverse split, we have 1,108,452 shares of common stock outstanding.

6.       FOREIGN CURRENCY TRANSACTIONS:

         Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarters ended September 30, 2004 and 2003, the foreign exchange (loss)/gain included in the determination of net loss was $0 and $(7,733), respectively. The functional currency of PT Buana is the U.S. dollar, which was disposed of on April 30, 2004.

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

         During the three months ended September 30, 2004, an employee exercised $4,520 of stock options.

                                                                    Three Months Ended
                                                                ---------------------------
                                                                    2004           2003
                                                                -----------     -----------
Net earnings, as reported                                       $ (373,649)     $ (616,199)

Deduct: total stock-based employee compensation expense
  determined under fair value based method for awards
  granted, modified, or settled, net of related tax effects          4,999          11,093
                                                                ----------      ----------

Pro forma net earnings                                          $ (378,648)     $ (627,292)
                                                                ==========      ==========

                                                                     Three Months Ended
                                                                ---------------------------
                                                                    2004             2003
                                                                -----------     -----------
Earnings per share
   Basic - as reported                                          $    (0.39)     $    (0.09)
   Basic - pro forma                                                 (0.39)          (0.09)

   Dilutive - as reported                                       $    (0.35)     $    (0.09)
   Dilutive - pro forma                                              (0.35)          (0.09)

8.       RELATED-PARTY TRANSACTIONS:

         At September 30, 2004 and 2003, amounts due from/to affiliates consist of the following:

                                  2004           2003
                                 ------      ------------
Due from Affiliate-
Current - WRP Asia               $    -      $  9,287,712

Due to Affiliate-
Current - WRP Asia               $    -      $ (3,890,537)
                                             ------------

Amounts due from
Affiliate - Net *                $    -      $  5,397,175
                                 ======      ============

Purchases from Affiliate -       $   (-)     $         (-)
                                 ======      ============

Sales to Affiliate -             $    -      $    117,511
                                 ======      ============

         *Right of set-off granted in October 2002.

         The outstanding accounts receivable from WRP Asia results primarily from sales of product to WRP Asia (powder-free exam gloves produced by PT Buana), cash advances, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. Management believes transactions between operating segments were made at prevailing rates. AHPC now purchases its powdered latex gloves from its formerly owned 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP Asia, these purchases are no longer a related party transaction.

9.       NET LOSS PER SHARE:

         We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2004 and 2003 is as follows:

                                                       THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                       ------------------     ------------------
Basic weighted-average number of Common shares
  outstanding                                                 960,066              6,632,734
Dilutive effect of common share Equivalents                   107,505                 11,111
                                                            ---------              ---------
Dilutive weighted-average number of common
  shares outstanding                                        1,067,571              6,643,845

         At September 30, 2004, there were 1,108,452 shares of our Common Stock outstanding.

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

         Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $5.1 million is remaining at September 30, 2004. These NOL's are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the Stock Redemption and Exchange Transaction. We will only be able to utilize only $2.2 million over the next 20 years, at which time all of the NOL's listed above will have expired.

         For the three months ended September 30, 2004 and 2003, we have recorded a provision for (benefit) from income taxes of $0 and $50,748, respectively.

11.      CONTINGENCIES:

         Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the three months ended September 30, 2004, there were no additional product liability lawsuits filed, and we were dismissed from four lawsuits. At September 30, 2004, we were involved in a total of 28 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain vendors in regard to the sale and distribution of our products only. None of these lawsuits name us as the sole defendant in these claims.

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

12.      COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was equal to net profit (loss) and there were no accumulated other comprehensive income items during those periods.

13.      SEGMENT REPORTING:

         We previously had two business segments: manufacturing and distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which represented the operations of PT Buana, manufactured latex gloves and sells them primarily to AHPC and other customers through WRP Asia's distribution network. All operations of the manufacturing segment were located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

         We evaluated segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest ("Pre-tax income
(loss)"). Transactions between operating segments are made at prevailing market rates.

         As of the date of the Stock Redemption and Exchange Agreement, April 30, 2004, we gave up our interest in PT Buana. As a result, we now only have one reporting segment, distribution.

         The following tables provide financial data for the three months ended September 30, 2004 and 2003 for these segments. The three months ended September 30, 2004 only has one segment.

THREE MONTHS ENDED
SEPTEMBER 30, 2004                            MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers                 $     0         $ 6,543,234           $   -         $ 6,543,234
Revenues from other operating segments                 0                   -               0                   -
Pre-tax loss                                           0            (373,649)              -            (373,649)
Total Assets                                           0           9,456,573               -           9,456,573

THREE MONTHS ENDED
SEPTEMBER 30, 2003                            MANUFACTURING      DISTRIBUTION       ELIMINATIONS     CONSOLIDATED
                                              -------------      ------------       ------------     ------------
Revenues from external customers               $ 3,221,576       $ 6,564,650        $         -      $ 9,786,226
Revenues from other operating segments           1,580,887                 -         (1,580,887)               -
Pre-tax loss                                        18,994          (593,971)                 -         (574,977)
Total Assets                                    11,810,012        13,982,177                  -       25,792,189

14.      CRITICAL ACCOUNTING POLICIES

         While all of our accounting policies are important in assuring that WRP Corporation adheres to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

         Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of September 30, 2004 we have established reserves of $319,851 in relation to trade receivables.

         We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of September 30, 2004, we have established reserves of $291,245.

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

         In December 2003, the FASB revised FIN No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We would currently be required to adopt FIN 46R for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. We believe that this adoption of this standard will have no impact on our financial statements.

16.      INVENTORIES:

         Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of cost or market.

17.      KEY CUSTOMERS:

         Our customers include leading foodservice distributors and healthcare product suppliers. During the three months ended September 30, 2004, AHPC's national customers accounted for 90.8% of net sales. The loss of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customer, through their combined networks of over 40 operating companies, to thousands of foodservice organizations and medical facilities throughout the

United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

18.      CREDIT FACILITY:

         As of September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Corp, LLC. ("GCC"), a privately held commercial financing company, which replaced the GE Capital services agreement which was operating under a forbearance agreement during 2003. This asset based lending loan and security agreement includes a $3 million revolving line of credit, in which we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory.

         We can pay down and reborrow amounts under the loan at any time during the term of the loan. At maturity, we must pay all of the indebtedness outstanding under the loan in full in one lump sum. The loan has a term maturing on September 9, 2005. At anytime prior to maturity date, GCC has the unrestricted right to demand payment of all outstanding indebtedness. In addition, the loan will accelerate and become due upon a violation of any of the default provisions contained in the loan agreement and related documents.

         The outstanding indebtedness under the loan will bear interest at a floating rate equal to the prime rate plus 8%. In addition to the stated interest rate, we will be charged a fee on the unused borrowing availability under the loan, a commitment fee and other fees that will have the aggregate effect of raising the effective cost of borrowing under the loan.

         The loan is secured by a security interest in substantially all our tangible and intangible assets. Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the Revolving Loan in full if the Revolving Loan is not repaid as a result of malfeasance by the Chief Executive Officer, Mr. Alan Zeffer, in the performance of his duties.

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

         As of April 30, 2004, we redeemed its shareholdings in the Company through the completion of the stock redemption and exchange with WRP Asia. Through transaction we redeemed 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprise all of WRP Asia's holdings. These share amounts do not reflect the 1 for 3 reverse stock split which occurred on January 22, 2004. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of its latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors.

         As of April 30, 2004, the market value of the stock redeemed at the close of the stock redemption agreement is $4,377,000. The balance sheet amounts that relate to our share of PTB financials are assets totaling $11,305,439 and liabilities of approximately $2,665,854. The portion of net revenues relating to PTB is $11,511,161 with a net operating loss of $566,268. We had agreed to forgive all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB of $1,401,322. The loss on this transaction is $174,361, recorded in Paid-in-Capital.

         We also announced that we would change its name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004, at that time our NASDAQ trading symbol changed from WRPC to GLOV.

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

         Our formerly owned 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia.

         THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Consolidated sales for three months ended September 30, 2004 were $6,543,234 which represents a decrease in sales compared to prior three months ended September 30, 2003 of $3,242,992 or 33.1%. This decrease in sales is due to the April 30, 2004 Stock Redemption and Exchange Transaction in which we conveyed our formerly owned 70% ownership interest in PT Buana (refer to Note
21) and the loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

         Consolidated gross profit decreased $217,132 or 12.5% for September 30, 2004 compared to prior year three months ending. Cost of goods sold includes all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. The decrease in gross profit related to our formerly owned 70% ownership interest in PT Buana (refer to Note 21) for the three months ended September 30, 2003. Our actual gross profit increased by $371,685 or 32.4% without the effect of our formerly owned subsidiary, PT Buana, prior year gross profit. The actual decrease in our consolidated gross profit is primarily due to better acquisition costs and decrease of inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

         Operating loss has decreased $206,703 or 36.9% for three months ended September 30, 2004 from the prior year same quarter. Without the effect of our formerly owned subsidiary PT Buana (refer to Note 21), our actual operating loss decreased by $348,210 or 49.6%. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our three months end September 30, 2004, our selling, general, administrative and other expenses decreased by $423,835 or 18.4%. Without the effect of our formerly owned subsidiary PT Buana (refer to Note 21), our actual selling, general, administrative and other expenses increased by $23,475 or 1.3%. As a percentage of net sales, SG&A expenses increased from 23.4% (19.8% without the effect of our formerly owned subsidiary PT Buana (refer to Note 21)) for the three months ended September 30, 2003, to 28.6% for the three months ended September 30, 2004. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

         Loss from continuing operations decreased by $201,328 or 35.0% for three months ended September 30, 2004 compared to the prior year same quarter. Without the effect of our formerly owned subsidiary PT Buana (refer to Note 21), our actual loss from continuing operations decreased by $319,335 or 46.1%. This decrease in the loss was primarily due to the better acquisition pricing and decrease in inventory storage. Included in this is other income which consists of rental, interest and miscellaneous income. Other income decreased $29,479 from September 30, 2004 to the prior year same quarter.

         The benefit for income taxes for the three months ended September 30, 2004 was $0 compared to prior year expense of $50,748. The prior year tax exchange was due PT Buana, which was eliminated in the current year due to the April 30, 2004 Stock Redemption and Exchange Transaction in which we conveyed our formerly owned 70% ownership interest in PT Buana (refer to Note 21).

         As a result of the factors discussed above, we reported net loss of $(373,649) for the three months ended September 30, 2004, which compares to a loss of $(616,199) during the prior year same quarter. Due to the April 30, 2004 Stock Redemption and Exchange Transaction in which we conveyed our formerly owned 70% ownership interest in PT Buana (refer to Note 23) the current loss of $(373,649) would be compared to a loss of $(692,984) for prior year three months ended without PT Buana. Diluted earnings per share for the three months ended September 30, 2004 and September 30, 2003, were $(0.35) and $(0.09), respectively. For comparative purposes, the diluted earnings per share with the reverse stock split, on January 20, 2004, and the elimination of income and shares related to the April 30, 2004 Stock Redemption and Exchange Transaction in which we conveyed our formerly owned 70% ownership interest in PT Buana, (refer to Note 21), the three months ended September 30, 2004 and September 30, 2003, were $(0.35) and $(0.72), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

THREE MONTHS ENDED SEPTEMBER 30, 2004:

         Cash and cash equivalents at September 30, 2004 was $35,871, a decrease of $323,141 from $359,012 at June 30, 2004. We experienced the decrease in cash flows during the three months ended September 30, 2004, primarily from cash used in operating activities through reduction of inventory levels and timing of accrued expenses.

         Our operations used cash of $62,429 during the three months ended September 30, 2004, primarily as a result of our selling, general and administrative expenses.

         Net trade accounts receivable at September 30, 2004 was $1,618,639 from $1,823,149 at June 30, 2004 due to timing of cash receipts. Net inventories at September 30, 2004 were $6,644,664, a slight decrease from the level at June 30, 2004, of $6,694,430, due to maintaining inventory levels.

         During the three months ended September 30, 2004, we used cash in investing activities of $15,801. This was spent on capital improvement expenditures during the three month period primarily on computer software and hardware.

         During the three months ended September 30, 2004, cash was used from financing activities in the amount of $244,911. The cash was used to pay down a note payable.

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

         As of September 30, 2004, we had the following contractual obligations and commercial commitments:

                                              PAYMENTS DUE BY PERIOD
  CONTRACTUAL                        -----------------------------------------
   OBLIGATION            TOTAL       LESS THAN 1 YEAR    1-3 YEARS   4-5 YEARS
----------------       --------      ----------------    ---------   ---------
Operating Leases       $419,112          $374,637         $44,475        -0-

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

         Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2004.

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

                                     PART II

ITEM 1-5.

No changes

ITEM 6 - EXHIBITS

(a)      Exhibits

Exhibit Number                       Description of Document
--------------      ------------------------------------------------------------
     31.1           Certification of CEO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

     31.2           Certification of CFO Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

     32             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     10.1           Creation of a Direct Financial Obligation By and Among AHPC
                    Holdings, Inc ("the Company") and its wholly-owned subsidiary American Health Products Corporation ("AHPC", and together with the Company, collectively the "Borrower") and Greenfield Commercial Credit, LLC ("Lender"), was previously filed as an exhibit to the Company's Current Report on Form
                    8-K, filed September 14, 2004 (SEC File No. 000-17458) and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AHPC Holdings, Inc
                                       (Registrant)

                                   BY: /s/ Deborah J. Bills
                                       -----------------------------------------
                                       Deborah J. Bills, Chief Financial Officer

Dated: November 19, 2004