Form 10-Q
period 2004-12-31
AHPC Holdings, Inc.
filed 2005-02-18
CIK 837038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2004

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

                                              Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------
      The number of shares of the issuer's Common Stock, par value $.01 per share, and issuer's Common Stock, par value $.01 per share, outstanding as of February 18, 2005, was 1,119,402.

                               AHPC HOLDINGS, INC

                                      INDEX

                         PART I - FINANCIAL INFORMATION

      A quarterly review of the second quarter financial statements has been performed by an independent registered public accounting firm in accordance with Statement of Auditing Standards No. 100.

Item 1.

     Condensed Consolidated Balance Sheets
     December 31, 2004 (unaudited) and June 30, 2004, (audited)..............  pgs.3-4

     Condensed Consolidated Statements of Operations (unaudited) for the
     Three Months Ended December 31, 2004 and 2003...........................    pg. 5

     Condensed Consolidated Statements of Operations (unaudited) for the
     Six Months Ended December 31, 2004 and 2003.............................    pg. 6

     Condensed Consolidated Statements of Cash Flow (unaudited) for the
     Six Months Ended December 31, 2004 and 2003.............................    pg. 7

     Notes to Condensed Consolidated Financial Statements (unaudited)........    pg. 8

Item 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................    pg.20

Item 3.

     Quantitative and Qualitative Disclosures About Market...................    pg.25

Item 4.

     Controls and Procedures.................................................    pg.25

                           PART II - OTHER INFORMATION

Items 1.-5...................................................................    pg.26

Item 6.  ....................................................................    pg.26

AHPC HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004

                                                                      December 31, 2004    June 30, 2004
                                                                      -----------------    -------------
                                                                          (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $      1,231       $  359,012
   Accounts receivable - trade, net of allowance for doubtful accounts of $339,851 at December 31, 2004 and $319,851 at
    June 30, 2004                                                           1,587,295        1,823,149
   Inventories, net                                                         6,445,778        6,694,430
   Prepaid expenses                                                           672,356          425,301
   Other receivables
                                                                                5,193            5,193
                                                                         ------------       ----------

                    Total current assets                                    8,711,853        9,307,085

PROPERTY, PLANT AND EQUIPMENT
   Equipment, furniture and fixtures                                        2,611,754        2,621,109
   Building improvements                                                       14,310           14,310
                                                                         ------------       ----------

                    Total property, plant and equipment                     2,626,064        2,635,419

   Less accumulated depreciation and amortization                           2,156,389        2,028,981
                                                                         ------------       ----------

                    Property, plant and equipment, net                        469,675          606,438

   Other assets                                                                69,595           69,595
                                                                         ------------       ----------

                                                                         $  9,251,123       $9,983,118
                                                                         ============       ==========

AHPC HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
DECEMBER 31, 2004 AND JUNE 30, 2004

                                                             December 31, 2004  June 30, 2004
                                                             -----------------  -------------
                                                               (unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                     $  2,959,444     $  2,349,617
  Trade notes payable                                             1,346,850        1,364,806
  Notes payable                                                     171,263          485,138
  Accrued expenses                                                  964,696        1,220,842
                                                               ------------     ------------

              Total current liabilities                           5,442,253        5,420,403

LONG-TERM DEBT                                                            -                -

DEFERRED TAX LIABILITIES                                            725,972          725,972

COMMITMENTS AND CONTINGENCIES                                             -                -

SHAREHOLDERS' EQUITY
  Common stock, $.03 par value; 3,333,333 shares
   Authorized; 1,119,402 shares issued at December 31,
   2004 and 1,108,452 shares issued at June 30, 2004                 33,037           33,037
  Additional paid-in capital                                     17,816,564       17,778,099
  Accumulated deficit                                            (8,760,527)      (7,968,217)
                                                               ------------     ------------

                                                                  9,089,074        9,842,919
  Less common stock in treasury, at cost, 129,267 shares
   at December 31, 2004 and June 30, 2004                        (6,006,176)      (6,006,176)
                                                               ------------     ------------

              Total shareholders' equity                          3,082,898        3,836,743
                                                               ------------     ------------

                                                               $  9,251,123     $  9,983,118
                                                               ============     ============

AHPC HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                 Three Months Ended
                                                    December 31,
                                           -----------------------------
                                              2004              2003
                                           -----------       -----------
Net sales                                  $ 6,514,832       $ 9,527,504

Cost of goods sold                           4,966,562         8,047,491
                                           -----------       -----------

      Gross profit                           1,548,270         1,480,013

Operating expenses
  Selling, general and administrative        1,915,045         2,409,226
                                           -----------       -----------

Loss from operations                          (366,775)         (929,213)

Other Income and Expense
   Interest expense                             50,764            73,007
   Other income (expense)                       (1,121)           40,371
                                           -----------       -----------

      Loss from operations before
       provision for (benefit from)
       income taxes and minority
       interest                               (418,660)         (961,849)

Provision for income taxes                           -           (28,186)
                                           -----------       -----------

      Loss from operations before
        minority interest                     (418,660)         (933,633)

Minority interest in subsidiary                      -            79,528
                                           -----------       -----------

      NET LOSS                             $  (418,660)      $  (854,135)
                                           ===========       ===========

Basic net loss per common share            $     (0.44)      $     (0.13)

Antidiluted net loss per common share      $     (0.39)      $     (0.13)

AHPC HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH ENDED DECEMBER 31, 2004 AND 2003

                                                    Six Month Ended
                                                      December 31,
                                            -------------------------------
                                               2004                2003
                                            ------------       ------------
Net sales                                   $ 13,058,066       $ 19,313,730

Cost of goods sold                             9,989,624         16,096,413
                                            ------------       ------------

      Gross profit                             3,068,442          3,217,317

Operating expenses
  Selling, general and administrative          3,788,951          4,706,966
                                            ------------       ------------

Loss from operations                            (720,509)        (1,489,649)

Other Income and Expense
   Interest expense                               70,679            117,027
   Other income (expense)                         (1,121)            69,850
                                            ------------       ------------

      Loss from operations before
        provision For income taxes
        and minority interest                   (792,309)        (1,536,826)

Provision for income taxes                             -             22,562
                                            ------------       ------------

      Loss from operations before
        minority interest                       (792,309)        (1,559,388)
Minority interest in subsidiary                        -             89,054
                                            ------------       ------------

      NET LOSS                              $   (792,309)      $ (1,470,334)
                                            ============       ============
Basic net loss per common share             $      (0.83)      $      (0.22)

Antidiluted net loss per common share       $      (0.74)      $      (0.22)

AHPC HOLDINGS, INC AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                       Six Months Ended
                                                                         December 31,
                                                                 ----------------------------
                                                                    2004            2003
                                                                 ----------      ------------
Cash flows from operating activities
  Net loss                                                       $(792,309)      $(1,470,334)
  Adjustments to reconcile net loss to net cash provided by
   operating activities
     Depreciation                                                  151,142           891,962
     Deferred income taxes                                               -            61,777
     Loss on disposal of property, plant and equipment               1,121
     Changes in operating assets and liabilities
       Accounts receivable - trade, net                            235,854          (207,371)
       Inventories, net                                            248,652           272,887
       Prepaid expenses                                           (247,055)         (247,015)
       Other assets                                                      -           279,809
       Accounts payable - trade                                    609,827           805,226
       Accrued expenses                                           (217,682)          337,459
       Amounts due to and from affiliates                                -           (81,327)
                                                                 ---------       -----------

      Net cash (used in) provided by operating activities          (10,450)          643,073

Cash flows from investing activities
  Capital expenditures                                             (15,800)         (284,341)
  Proceeds on the sale of property, plant and equipment                300                 -
  Minority interest in subsidiary                                        -          (173,054)
                                                                 ---------       -----------

      Net cash used in investing activities                        (15,500)         (457,395)

Cash flows from financing activities
  Borrowings on trade notes payable                                (17,956)           31,455
  Payments on notes payable                                       (313,875)         (303,229)
                                                                 ---------       -----------

      Net cash used in financing activities                       (331,831)         (271,774)
                                                                 ---------       -----------

Net decrease in cash and cash equivalents                         (357,781)          (86,096)

Cash and cash equivalents, beginning of period                     359,012           420,949
                                                                 ---------       -----------

Cash and cash equivalents, end of period                         $   1,231       $   334,853
                                                                 =========       ===========

AHPC HOLDINGS, INC AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.    DESCRIPTION OF BUSINESS:

      We are a leading marketer of foodservice and medical examination gloves in the United States through our wholly owned subsidiary, American Health Products Corporation ("AHPC"). In 2002, we broadened our product line to include other disposable items to be used primarily in the foodservice industry.

2.    BASIS OF PRESENTATION:

      The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2004, filed October 13, 2004. The results of operations for the six-month period ended December 31, 2004, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2005.

      We have made reclasses to the prior year balances to show comparatives.

3.    PRINCIPLES OF CONSOLIDATION:

      The accompanying condensed consolidated financial statements include our accounts and those of AHPC. On April 30, 2004, we conveyed interest in our formerly owned subsidiary, PT Buana (refer to Note 20). All significant intercompany transactions have been eliminated in consolidation.

4.    MAJORITY SHAREHOLDER:

      WRP Asia Pacific Sdn. Bhd., a Malaysian corporation ("WRP Asia"), owned all of our outstanding Series A Common Stock and was our majority shareholder.

      On April 30, 2004, we redeemed WRP Asia's shareholdings in the Company through the completion of our Redemption Transaction (as defined in Note 20). Through this transaction we redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of Class B Common Stock, which comprised all of WRP Asia's holdings. These share amounts do reflect the 1 for 3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represent approximately 53.2% of our outstanding Capital Stock. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused of all indebtedness owing to us from WRP Asia and PT Buana. In addition, we were excused of all indebtedness owing from us to WRP and PT Buana with the exception of certain mutually agreed obligations related to recent purchase of product. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of us.

5.    COMMON STOCK:

      As of December 31, 2004, we had issued 1,119,402 shares of Common Stock.

      During the six months ended, December 31, 2004, we did not sell any shares of our Common Stock. During December 2004, we issued 10,950 shares, valued at $33,945, to Alan Zeffer, as part of bonus compensation for fiscal year end June 30, 2004 and were expensed in fiscal year 2004.

      On January 20, 2004, our Board of Directors approved a 1 share for 3 share reverse stock split. As a result of the reverse split, we have 1,108,452 shares of common stock outstanding.

6.    FOREIGN CURRENCY TRANSACTIONS:

      Gains and losses from foreign currency exchange transactions are included in net loss in the period in which they occur. During the quarters ended December 31, 2004 and 2003, the foreign exchange (loss)/gain included in the determination of net loss was $0 and $(5,435), respectively. The functional currency of PT Buana is the U.S. dollar.

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

                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                             ------------                ------------
                                                            2004      2003            2004          2003
                                                            ----      ----            ----          ----
Net loss, as reported                                   $ (418,660)  $ (854,135)   $(792,309)  $  (1,470,334)

Deduct:  total stock-based employee compensation
expense determined under fair value based
method for awards granted, modified, or settled,
net of related tax effects                                   4,999       10,996        9,998          22,089
                                                        ----------   ----------    ---------   -------------
Pro forma net loss                                      $ (413,661)  $ (843,139)   $(782,311)  $  (1,448,245)
                                                        ==========   ==========    =========   =============

Earnings per share
    Basic - as reported                                 $    (0.44)  $    (0.13)   $   (0.83)  $       (0.22)
    Basic - pro forma                                        (0.39)       (0.13)       (0.74)          (0.22)

    Antidilutive - as reported                          $    (0.43)  $    (0.13)   $   (0.81)  $       (0.22)
    Antidilutive - pro forma                                 (0.39)       (0.13)       (0.73)          (0.22)

      During the three months ended December 31, 2004, we issued 10,950 shares, valued at $33,945, to Alan Zeffer, as part of bonus compensation for fiscal year end June 30, 2004.

8.    RELATED-PARTY TRANSACTIONS:

      At December 31, 2004 and 2003, amounts due from/to affiliates consist of the following:

                                     2004              2003
                                     ----              ----
Due from Affiliate-
Current - WRP Asia                 $       -       $  8,988,141

Due to Affiliate-
Current - WRP Asia                 $       -       $ (3,890,537)
                                                    -----------

Amounts due from
Affiliate - Net *                  $       -       $  5,097,604
                                   =========       ============

Purchases from Affiliate -         $      (-)      $         (-)
                                   =========       ============

Sales to Affiliate -               $       -       $    242,701
                                   =========       ============

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

9.    NET LOSS PER SHARE:

      We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and antidiluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of common stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three and six months ended December 31, 2004 and 2003 is as follows:

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                            DECEMBER 31, 2004                DECEMBER 31, 2003
                                                            -----------------                -----------------
Basic weighted-average number of
Common shares outstanding                                       960,066                           6,632,734
Antidilutive effect of common share
Equivalents                                                      97,238                              17,448
                                                              ---------                           ---------
Antidilutive weighted-average number of common
shares outstanding                                            1,057,304                           6,650,182

                                                             SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                            DECEMBER 31, 2004                DECEMBER 31, 2003
                                                            -----------------                -----------------
Basic weighted-average number of
Common shares outstanding                                        960,066                          6,642,871
Antidilutive effect of common share
Equivalents                                                      110,658                                  -
                                                              ----------                          ---------
Antidilutive weighted-average number of common
shares outstanding                                             1,070,724                          6,642,871

      At December 31, 2004, there were 1,119,402 shares of our Common Stock outstanding.

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

      Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years of which approximately $5.1 million is remaining at December 31, 2004. These NOL's are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the Redemption Transaction. We will only be able to utilize only $2.2 million over the next 20 years, at which time all of the NOL's listed above will have expired.

      For the six months ended December 31, 2004 and 2003, we have recorded a provision for income taxes of $0 and $22,562, respectively.

11.   CONTINGENCIES:

      Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the six months ended December 31, 2004, there were no additional product liability lawsuits filed, and we were dismissed from four lawsuits. At December 31, 2004, we were involved in a total of 9 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain vendors in regard to the sale and distribution of our products only. None of these lawsuits name us as the sole defendant in these claims.

      We possess product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against ourselves, AHPC, in addition to the indemnity of AHPC's customers to the limits of its policy, subject to deductions on each claim, to be paid by AHPC. We believe that all legal claims are adequately provided for or involve such amounts that would not materially or adversely affect us. However, there is no assurance that AHPC's insurance will be sufficient to meet all damages for which we may be held liable. For example, in a jury trial, even where actual damages are somewhat limited, or where causation of liability is questionable, the jury may choose to award a substantial verdict to the plaintiff. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We will vigorously contest any latex claim initiated against us, but will enter into a settlement agreement, where, after careful consideration, management determines that our best interests will be served by settling the matter. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

12.   SEGMENT REPORTING:

      We previously had two business segments: manufacturing and distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which consisted of the operations of PT Buana, manufactured latex gloves and sold them primarily to AHPC and other customers through WRP Asia's distribution network. All operations of the manufacturing segment were located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

      We evaluated segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest ("Pre-tax income (loss)"). Transactions between operating segments are made at prevailing market rates.

      As of the date of the Redemption Transaction, April 30, 2004, we conveyed our interest in PT Buana to WRP Asia. As a result, we now only have one reporting segment, distribution.

      The following tables provide financial data for the three and six months ended December 31, 2004 and 2003 for these segments. The three and six months ended December 31, 2004 only has one segment.

THREE MONTHS ENDED
DECEMBER 31, 2004                            MANUFACTURING       DISTRIBUTION        ELIMINATIONS    CONSOLIDATED
-----------------                            -------------       ------------        ------------    ------------
Revenues from external customers              $       -          $ 6,514,832           $     -        $ 6,514,832
Revenues from other operating segments                -                    -                 -                  -
Pre-tax loss                                          -             (418,660)                -           (418,660)
Total Assets                                          -            9,251,124                 -          9,251,124

THREE MONTHS ENDED
DECEMBER 31, 2003                            MANUFACTURING       DISTRIBUTION     ELIMINATIONS      CONSOLIDATED
-----------------                            -------------       ------------     ------------      ------------
Revenues from external customers             $   3,417,355        $ 6,110,149    $            -     $ 9,527,504
Revenues from other operating segments           1,155,126                  -        (1,155,126)              -
Pre-tax loss                                      (293,281)          (668,569)                -        (961,849)
Total Assets                                    12,120,095         13,569,080                 -      25,689,176

SIX MONTHS ENDED
DECEMBER 31, 2004                           MANUFACTURING    DISTRIBUTION  ELIMINATIONS    CONSOLIDATED
-----------------                           -------------    ------------  ------------    ------------
Revenues from external customers            $      -         $ 13,058,066   $       -      $ 13,058,066
Revenues from other operating segments             -                    -           -                 -
Pre-tax loss                                       -             (792,309)          -          (792,309)
Total Assets                                       -            9,251,124           -         9,251,124

SIX MONTHS ENDED
DECEMBER 31, 2003                           MANUFACTURING    DISTRIBUTION     ELIMINATIONS     CONSOLIDATED
-----------------                           -------------    ------------     ------------     ------------
Revenues from external customers           $   6,638,931     $ 12,674,799     $          -     $ 19,313,730
Revenues from other operating segments         2,736,013                -       (2,736,013)               -
Pre-tax loss                                    (274,287)      (1,262,540)               -       (1,536,826)
Total Assets                                  12,120,095       13,569,080                -       25,689,176

13.   CRITICAL ACCOUNTING POLICIES

      While all of our accounting policies are important in assuring that AHPC Holdings Inc adheres to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

      Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of December 31, 2004 and June 30, 2004, respectively, we have established reserves of $339,851 and $319,851 in relation to trade receivables.

      We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of December 31, 2004, we have established reserves of $291,245 and as of June 30, 2004 our reserves were $291,245.

      Revenue Recognition. Sales for all products shipped from our Itasca warehouse are recognized at the time the product is shipped to our customers or picked up. Sales shipped or picked up from our designated three public warehouse facilities are recognized the day following the date of shipment. An accrual is generated to recognize these sales in accordance with our accounting policies.

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

14.   NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS:

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

      In December 2004, the FASB published Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Statement 123 (revised
2004) requires registrants to recognize the cost of share-based payments, including previously issued share-based payments, in the income statement and is effective for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. Statement 123 (revised 2004) is effective for the Company's 2005 fiscal year and the Company is currently evaluating the expected impact on its financial statements.

15.   INVENTORIES:

      Since a majority of our product is imported from Southeast Asia, it is our practice to maintain a certain level of safety-stock inventory. Inventories are accounted for on a first-in, first-out ("FIFO") basis and are valued at the lower of cost or market.

16.   KEY CUSTOMERS:

      Our customers include leading foodservice distributors and healthcare product suppliers. During the six months ended December 31, 2004, AHPC's national customers accounted for 89.7% of net sales. The loss of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customer, through their combined networks of over 40 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

17.   CREDIT FACILITY:

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

      On January 20, 2004 we held the Special Meeting of Shareholders and received approval on all of the above items, and effected a 1-for-3 reverse stock split of our shares. The approval of items (a), (b) and (d) were contingent upon the transaction with WRP Asia Pacific being completed. Refer to
Note 20 for a complete description of this transaction.

      As of February 10, 2004 our Common Stock had met the minimum bid requirement of Marketplace Rule 4310(c)(8)(D) for 12 consecutive trading days. We have received confirmation from NASDAQ, on February 11, 2004, that we met the minimum requirements and the delisting proceedings were therefore terminated.

19.   MAXXIM BANKRUPTCY:

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

20.   WRP ASIA FINANCIAL RESTRUCTURING

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

      On November 3, 2003 we announced the signing of a definitive stock redemption and exchange agreement (the "Redemption Transaction") with WRP Asia. The Redemption Transaction called for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprise all of WRP Asia's holdings. Collectively, these shares represent approximately 53.2% of our outstanding capital stock. The consideration for the redemption was: (i) the conveyance to WRP Asia of our 70% ownership interest in PT Buana Multicorpora ("PTB") Indonesia, an Indonesian based manufacturer of gloves; and (ii) excuse of all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB with the exception of our obligation to be responsible for trade payables owing to PTB for recent product purchases. We also announced the execution of a five-year supply agreement from WRP Asia and PTB to us (through our subsidiary AHPC), calling for the purchase of a portion of our latex glove requirements, which equates to the appropriate annualized quantities that we are currently purchasing from PTB and WRP Asia. The pricing of such products has a variable factor keyed to the cost of raw latex. The Board of Directors of both WRP Asia and us had approved the transaction. We have received a fairness opinion from an independent professional valuation firm that the transaction is fair to our stockholders. As of April 30, 2004, we finalized the closing of the Redemption Transaction. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors.

      As of April 30, 2004, the market value of the stock redeemed at the close of the stock redemption and exchange agreement is $4,377,000. The balance sheet amounts that relate to our share of PTB financials are assets totaling $11,305,439 and liabilities of approximately $2,665,854. The portion of net revenues relating to PTB is $11,511,161 with a net operating loss of $566,268. We had agreed to forgive all indebtedness owing to us or our subsidiaries from WRP Asia and from PTB of $1,401,322. The loss on this transaction is $174,361, recorded in Paid-in-Capital.

      We also announced that we would change its name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004, at that time our NASDAQ trading symbol changed from WRPC to GLOV.

21.   SUBSEQUENT EVENT

      On February 2, 2005, the Company completed a private placement of 220,000 shares of Series A Convertible Preferred Stock ("the Shares"). The Shares were issued at a price of $2.60 per share. The Shares may be converted on a one-for-one basis into the Company's Common Stock. The Company is required to file a registration statement with the Securities and Exchange Commission (the "SEC"), for the Shares within 60 days after the closing date. This registration is required to be declared effective by the SEC within 180 days after the closing date.

      If the Company fails to comply with these time restrictions, for each 30 days thereafter, the holders of the Shares shall receive a 3-year warrant in an amount equal to 20% of the Shares of Common Stock into which the Shares are convertible as of the closing date, exercisable at the closing price on the business day immediately preceding the closing date.

      Since the Shares were sold at a discount to the closing price of the Common Stock and in order to comply with the Nasdaq Stock Market, Inc., Rule 4351 (which limits the voting rights allocable to preferred stock), the Shares will be allocated in the aggregate number of votes which could be cast had the purchase price therefore been used to purchase common stock at the same closing price of the common stock as the business day immediately preceding the closing date.

      The Shares are convertible into the Company's Common Stock by the holders at anytime, or by the Company at anytime that the closing price of the Common Stock has achieved a level of 150% of the closing Common Stock price, $4.88 per share, for 20 consecutive trading days.

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

      Management's discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

BUSINESS OVERVIEW

      Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination, foodservice gloves, and other complimentary items within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the six months ended December 31, 2004, we recorded net glove sales of approximately $13.1 million.

      Our formerly owned 70% owned subsidiary, PT WRP Buana Multicorpora ("PT Buana"), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Redemption Transaction with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia.

      THREE MONTHS ENDED DECEMBER 31, 2004, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003:

      Consolidated sales for three months ended December 31, 2004 were $6,514,832 which represents a decrease in sales compared to prior three months ended December 31, 2003 of $3,012,672 or 31.6%. This decrease in sales is due to the Redemption Transaction and the loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

      Consolidated gross profit increased $68,257 or 4.6% for December 31, 2004 compared to prior year three months ending. Cost of goods sold includes all costs to purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Without the effect of the Redemption Transaction, our pro forma gross profit increased by $294,626 or 23.5% from prior year three months ended. This pro forma increase in our consolidated gross profit is primarily due to better acquisition costs and decrease of inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

      Operating loss has decreased $562,438 or 60.5% for three months ended December 31, 2004 from the prior year same quarter. Without the effect of the Redemption Transaction, our actual operating loss decreased by $376,337 or 50.6%. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months end December 31, 2004, our selling, general, administrative and other expenses decreased by $494,181 or 20.5%. Without the effect of the Redemption Transaction, our pro forma selling, general, administrative and other expenses decreased by $81,711 or 4.1%. As a percentage of net sales, SG&A expenses increased from 25.3% (32.7% without the effect the Redemption Transaction) for the three months ended December 31, 2003, to 29.4% for the three months ended December 31, 2004. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

      Loss from continuing operations decreased by $543,189 or 56.50% for three months ended December 31, 2004 compared to the prior year same quarter. Without the effect of the Redemption Transaction, our pro forma l loss from continuing operations decreased by $348,922 or 45.5%. This decrease in the loss was primarily due to the better acquisition pricing and decrease in inventory storage. Included in this is other income which consists of rental, interest and miscellaneous income. Other income decreased $39,250 from December 31, 2004 to the prior year same quarter.

      The benefit for income taxes for the three months ended December 31, 2004 was $0 compared to prior year benefit of $28,186. The prior year tax exchange was due PT Buana, which was eliminated in the current year due to the Redemption Transaction.

      As a result of the factors discussed above, we reported net loss of $(418,660) for the three months ended December 31, 2004, which compares to a loss of $(854,135) during the prior year same quarter. Due to the Redemption Transaction, the current loss of $(418,660) would be compared to a loss of $(767,582) for prior year three months ended without PT Buana. Diluted earnings per share for the three months ended December 31, 2004 and December 31, 2003, were $(0.40) and $(0.13), respectively. For comparative purposes, the diluted earnings per share with the reverse stock split, on January 20, 2004, and the elimination of income and shares related to the Redemption Transaction, the three months ended December 31, 2004 and December 31, 2003, were $(0.44) and $(0.80), respectively.

      SIX MONTHS ENDED DECEMBER 31, 2004, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003:

      Consolidated sales for six months ended December 31, 2004 were $13,058,066 which represents a decrease in sales compared to prior six months ended December 31, 2003 of $6,255,664 or 32.4%. This decrease in sales is due to the Redemption Transaction and the loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

      Consolidated gross profit decreased $148,875 or 4.6% for December 31, 2004 compared to prior year six months ending December 31, 2003. Cost of goods sold includes all costs to purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. This minimal increase in gross profit related to the Redemption Transaction for the six months ended December 31, 2003. Our pro forma gross profit increased by $666,311 or 27.7% without the effect of our formerly owned subsidiary, PT Buana, prior year gross profit. The pro forma increase in our consolidated gross profit is primarily due to better acquisition costs and decrease of inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

      Operating loss has decreased $769,140 or 51.6% for six months ended December 31, 2004 from the prior year six months ending December 31, 2003. Without the effect of the Redemption Transaction, our pro forma operating loss decreased by $724,546 or 50.1%. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our six months end December 31, 2004, our selling, general, administrative and other expenses decreased by $918,015 or 19.5%. Without the effect of the Redemption Transaction, our pro forma selling, general, administrative and other expenses decreased by $58,235 or 1.5%. As a percentage of net sales, SG&A expenses increased from 24.4% (30.4% without the effect of the Redemption Transaction) for the six months ended December 31, 2003, to 29.0% for the six months ended December 31, 2004. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

      Loss from continuing operations decreased by $744,517 or 48.4% for six months ended December 31, 2004 compared to the prior year six months ending December 31, 2003. Without the effect of the Redemption Transaction, our pro forma loss from continuing operations decreased by $668,257 or 45.7%. This decrease in the loss was primarily due to the better acquisition pricing and decrease in inventory storage. Included in this is other income which consists of rental, interest and miscellaneous income. Other income decreased $22,562 from December 31, 2004 to the prior year same quarter.

      The benefit for income taxes for the six months ended December 31, 2004 was $0 compared to prior year six months ending December 31, 2003 expense of $22,562. The prior year tax exchange was due PT Buana, which was eliminated in the current year due to the Redemption Transaction.

      As a result of the factors discussed above, we reported net loss of $(792,309) for the six months ended December 31, 2004, which compares to a loss of $(1,470,334) during the prior year same quarter. Due to the Redemption Transaction, the current loss of $(792,309) would be compared to a loss of $(1,460,566) for prior year six months ended without PT Buana. Diluted earnings per share for the six months ended December 31, 2004 and December 31, 2003, were $(0.74) and $(0.22), respectively. For comparative purposes, the diluted earnings per share with the reverse stock split, on January 20, 2004, and the elimination of income and shares related to the Redemption Transaction, the six months ended December 31, 2004 and December 31, 2003, were $(0.83) and $(1.52), respectively.

LIQUIDITY AND CAPITAL RESOURCES:

SIX MONTHS ENDED DECEMBER 31, 2004:

      Cash and cash equivalents at December 31, 2004 was $1,231, a decrease of $357,781 from $359,012 at June 30, 2004. We experienced the decrease in cash flows during the six months ended December 31, 2004, primarily from cash used in operating activities through reduction of inventory levels and timing of accrued expenses.

      Our operations used cash of $10,450 during the six months ended December 31, 2004, primarily as a result of our selling, general and administrative expenses.

      Net trade accounts receivable at December 31, 2004 was $1,587,295 from $1,823,149 at June 30, 2004 due to timing of cash receipts. Net inventories at December 31, 2004 were $6,445,778, a slight decrease from the level at June 30, 2004, of $6,694,430, due to maintaining inventory levels.

      During the six months ended December 31, 2004, we used cash in investing activities of $15,500. This was spent on capital improvement expenditures during the six month period primarily on computer software and hardware.

      During the six months ended December 31, 2004, cash was used from financing activities in the amount of $331,831. The cash was used to pay down a note payable.

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

      As of December 31, 2004, we had the following contractual obligations and commercial commitments:

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
  CONTRACTUAL
  OBLIGATION           TOTAL                         LESS THAN 1 YEAR       1-3 YEARS           4-5 YEARS
  ----------           -----                         ----------------       ---------           ---------
Operating Leases     $  294,233                        $   249,758          $   44,475             -0-

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

      Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2004.

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

                                     PART II
                                OTHER INFORMATION

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

(b)   Reports on Form 8-K

      On January 25, 2005, we filed a Report of Form 8-K, wherein we announced earning guidance with respect to future accounting periods.

      On February 2, 2005, we filed a Report of Form 8-K, wherein we announced the completion of a private placement of 220,000 shares of Series A Convertible Preferred Stock (refer to Note 21).

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AHPC Holdings, Inc
                                                       (Registrant)

                                                 BY:  /s/ Deborah J. Bills
                                                      -----------------------
                                                      Deborah J. Bills, Chief
                                                      Financial Officer

Dated:  February 18, 2005