Form 10-Q
period 2005-03-31
AHPC Holdings, Inc.
filed 2005-05-23
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: March 31, 2005

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 0-17458

AHPC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	73-1326131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Park Boulevard, Suite 1260 Itasca, IL 60143
(Address of principal executive office)

(630) 285-9191
(Registrant’s telephone number including area code)

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

                                                                Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of the issuer’s Common Stock, par value $.03 per share, outstanding as of May 23, 2005, was 980,868.

AHPC Holdings, Inc.
FORM 10-Q
March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

A quarterly review of the third quarter financial statements has been performed by an independent registered public accounting firm in accordance with Statement of Auditing Standards No. 100.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2005 (unaudited) and June 30, 2004, (audited)	pgs.3-4

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2005 and 2004	pg. 5

	Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended March 31, 2005 and 2004	pg. 6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2005 and 2004	pg. 7

	Notes to Condensed Consolidated Financial Statements (unaudited)	pg. 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	pg. 18

Item 3.	Quantitative and Qualitative Disclosures About Market	pg. 23

Item 4.	Controls and Procedures	pg. 23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	pg. 24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	pg. 24
Item 3.	Defaults Upon Senior Securities	pg. 24
Item 4.	Submission of Matters to a Vote of Security Holders	pg. 24
Item 5.	Other Information	pg. 24
Item 6.	Exhibits	pg. 24

Item 1. Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and June 30, 2004

ASSETS	March 31, 2005	June 30, 2004
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$15,424	$359,012
Accounts receivable - trade, net of allowance for
doubtful accounts of $339,851 at March 31, 2005
and $319,851 at June 30, 2004	1,978,413	1,823,149
Inventories, net	5,232,389	6,694,430
Prepaid expenses	545,810	425,301
Other receivables	5,193	5,193

Total current assets	7,777,229	9,307,085

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,612,364	2,621,109
Building improvements	14,310	14,310

Total property, plant and equipment	2,626,674	2,635,419

Less accumulated depreciation and amortization	2,231,770	2,028,981

Property, plant and equipment, net	394,904	606,438

Other assets	68,370	69,595

	$8,240,503	$9,983,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
March 31, 2005 and June 30, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2005	June 30, 2004
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable - trade	$2,494,336	$2,349,617
Trade notes payable to bank	935,505	1,364,806
Notes payable	71,954	485,138
Accrued expenses	838,133	1,220,842

Total current liabilities	4,339,928	5,420,403

DEFERRED TAX LIABILITIES	725,972	725,972

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock, $0.01 par value;
220,000 shares authorized, issued and outstanding	2,200	-
Common stock, $0.03 par value; 3,333,333 shares
authorized; 1,128,402 shares issued; 980,868 shares
outstanding at March 31,2005 and 1,108,452 shares issued;
960,918 shares outstanding at June 30, 2004	33,037	33,037
Additional paid-in capital	18,529,363	17,778,099
Accumulated deficit	(9,383,821)	(7,968,217)
	9,180,779	9,842,919
Less common stock in treasury, at cost, 147,534 shares
at March 31, 2005 and June 30, 2004	(6,006,176)	(6,006,176)

Total shareholders’ equity	3,174,603	3,836,743

	$8,240,503	$9,983,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$6,413,177	$9,340,989

Cost of goods sold	4,882,440	8,141,178

Gross profit	1,530,737	1,199,811

Operating expenses
Selling, general and administrative	1,969,953	2,265,421

Loss from operations	(439,216)	(1,065,610)

Other Income and (Expense)
Interest expense	(41,098)	(71,368)
Other income	19	24,581

Loss from operations before benefit
from income taxes and minority interest	(480,295)	(1,112,397)

Benefit from income taxes	-	10,454

Loss from operations before
minority interest	(480,295)	(1,101,943)

Minority interest in subsidiary	-	120,716

NET LOSS	$(480,295)	$(981,227)

Basic net loss per common share	$(0.50)	$(0.44)

Antidiluted net loss per common share	$(0.44)	$(0.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 2005 and 2004

	Nine Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$19,471,243	$28,654,719

Cost of goods sold	14,872,064	24,237,592

Gross profit	4,599,179	4,417,127

Operating expenses
Selling, general and administrative	5,758,904	6,972,386

Loss from operations	(1,159,725)	(2,555,259)

Other Income and (Expense)
Interest expense	(111,777)	(188,395)
Other (expense) income	(1,102)	94,430

Loss from operations before provision
for income taxes and minority interest	(1,272,604)	(2,649,224)

Provision from income taxes	-	(12,108)

Loss from operations before
minority interest	(1,272,604)	(2,661,332)

Minority interest in subsidiary	-	209,771

NET LOSS	$(1,272,604)	$(2,451,561)

Basic net loss per common share	$(1.33)	$(1.10)

Antidiluted net loss per common share	$(1.20)	$(1.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2005 and 2004

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(1,272,604)	$(2,451,561)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	226,523	1,339,724
Deferred income taxes	-	51,323
Loss on disposal of property, plant and equipment	1,121	-
Changes in operating assets and liabilities
Accounts receivable - trade, net	(155,264)	3,050
Inventories, net	1,462,041	516,692
Prepaid expenses	(120,509)	(285,596)
Other assets	1,225	952,425
Accounts payable - trade	144,719	493,508
Accrued expenses	(382,709)	597,916
Amounts due to and from affiliates	-	(163,568)

Net cash (used in) provided by operating activities	(95,457)	1,053,913

Cash flows from investing activities
Capital expenditures	(16,410)	(381,289)
Proceeds on the sale of property, plant and equipment	300	-
Minority interest in subsidiary	-	(209,771)

Net cash used in investing activities	(16,110)	(591,058)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(20,977,401)	(25,777,469)
Gross borrowings on trade notes payable to bank	20,548,100	25,448,370
Gross payments on notes payable	(646,969)	(172,550)
Gross borrowings on notes payable	233,785	298,029
Proceeds from issuance of Series A convertible preferred stock	572,000	-
Proceeds from issuance of common stock	38,464	-

Net cash used in financing activities	(232,021)	(203,620)

Net (decrease) increase in cash and cash equivalents	(343,588)	259,235
Cash and cash equivalents, beginning of period	359,012	420,949

Cash and cash equivalents, end of period	$15,424	$680,184

Supplemental disclosure of cash flow information
Interest Paid	$111,777	$103,908
Income Taxes Paid	$1,384	$4,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

1.	Description of Business:

AHPC Holdings, Inc. (the “Company”) is a leading marketer of foodservice and medical examination gloves in the United States through its wholly owned subsidiary, American Health Products Corporation (“AHPC”). In 2002, we broadened our product line to include other disposable items to be used primarily in the foodservice industry.

2.     Basis of Presentation:

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2004, filed October 13, 2004. The results of operations for the nine-month period ended March 31, 2005, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2005.

We have made certain reclasses to the prior year balances to show comparatives.

3.     Principles of Consolidation:

The accompanying condensed consolidated financial statements include our accounts and those of AHPC. On April 30, 2004, we conveyed our interest in our formerly owned subsidiary, PT Buana (refer to Note 18). All significant intercompany transactions have been eliminated in consolidation.

4.    Majority Shareholder:

Prior to April 30, 2004, WRP Asia Pacific Sdn. Bhd., a Malaysian corporation (“WRP Asia”), owned all of our outstanding Series A Common Stock and was our majority shareholder.

On April 30, 2004, we redeemed WRP Asia’s shareholdings in us through the completion of our Redemption Transaction (as defined in Note 18). Through this transaction we redeemed 417,513 shares of Class A Common Stock and the 833,333 shares of Class B Common Stock, which comprised all of WRP Asia's holdings. These share amounts reflect the 1 for 3 reverse stock split which occurred on January 20, 2004. Collectively, these shares represented approximately 53.2% of our outstanding Capital Stock prior to the redemption. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT WRP Buana Multicorpora (“PT Buana”) and excused repayment of all indebtedness owing to us from WRP Asia and PT Buana. In addition, we were excused of all indebtedness owing from us to WRP and PT Buana with the exception of certain mutually agreed obligations related to recent purchase of product. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of us.

5.     Common Stock:

On January 20, 2004, our Board of Directors approved a 1 share for 3 share reverse stock split. As a result of the reverse split, we had 1,108,452 shares of common stock issued at June 30, 2004.

During the nine months ended, March 31, 2005, we did not sell any shares of our Common Stock. During December 2004, we issued 10,950 shares of our Common Stock, valued at $33,945, to Alan Zeffer, as part of bonus compensation for the fiscal year ended June 30, 2004 which were expensed in fiscal year 2004. In addition, in March 2005 LaSalle St. Capital Markets exercised warrants, pursuant to which we issued 5,000 shares of our Common Stock to them valued at $15,000.

As of March 31, 2005, we had issued 1,128,402 shares of Common Stock.

6.     Series A Convertible Preferred Stock:

On February 2, 2005, we completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the “Shares”). The Shares were issued at a discount price of $2.60 per share. The Shares may be converted on a one-for-one basis into the Company’s Common Stock. We filed a registration statement with the Securities and Exchange Commission (the “SEC”) on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Shares.

We recorded the discount on the Series A Convertible Preferred Stock as a beneficial conversion feature to additional paid-in-capital and retained earnings. The shares were issued at a discount amount of $143,000.

Since the Shares were sold at a discount to the closing price of the Common Stock and in order to comply with the Nasdaq Stock Market, Inc., Rule 4351 (which limits the voting rights allocable to preferred stock), the Shares possess, in the aggregate, that number of votes which could be cast had the purchase price for the Shares been used to purchase shares of common stock at the same closing price of the common stock on the business day immediately preceding the closing date.

The Shares are convertible into our Common Stock by the holders at anytime, or by us at anytime provided that the closing price of the Common Stock equal or exceeds 150% of the closing price of Common Stock (i.e. $4.88 per share) for 21 consecutive trading days.

7.     Foreign Currency Transactions:

Gains and losses from foreign currency exchange transactions are included in net income (loss) in the period in which they occur. During the quarters ended, March 31, 2005 and 2004, the foreign exchange (loss) gain included in the determination of net loss was $0 and $(6,131), respectively. The functional currency of PT Buana is the U.S. dollar.

8.     Stock Incentive Plans:

We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options and warrants issued to employees and directors. Options exercise prices for options granted under this plan were not less than fair market value of our shares of Common Stock on the date of grant.

In December 2004, the FASB issued SFAS No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provisions of services. Accordingly, SFAS 123R requires us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for us beginning the first annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123R on our financial position and results of operations.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net loss, as reported	$(480,295)	$(981,227)	$(1,272,604)	$(2,451,561)

Deduct: total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	4,999	11,095	14,997	33,279
Pro forma net loss	$(485,294)	$(992,322)	$(1,287,601)	$(2,484,840)

Earnings per share
Basic - as reported	$(0.50)	$(0.44)	$(1.33)	$(1.10)
Basic - pro forma	(0.51)	(0.43)	(1.34)	(1.08)

Dilutive - as reported	$(0.44)	$(0.44)	$(1.20)	$(1.10)
Dilutive - pro forma	(0.45)	(0.43)	(1.21)	(1.08)

9.    Related-Party Transactions:

At March 31, 2005 and 2004, amounts due from/to affiliates consisted of the following:

	2005		2004
Due from Affiliate - Current - WRP Asia		$-		$9,070,382

Due to Affiliate - Current - WRP Asia		$-		$(3,890,537)

Amounts due from Affiliate - Net *		$-		$5,179,845

Purchases from Affiliate -	$	(-)	$	(-)

Sales to Affiliate -		$-		$742,831

*Right of set-off granted in October 2002.

At March 31, 2005, the outstanding accounts receivable from WRP Asia resulted primarily from sales of product to WRP Asia (e.g., powder-free exam gloves produced by PT Buana), cash advances, charges for obtaining FDA approval of the gloves imported from WRP Asia and other items. Management believes transactions between operating segments were made at prevailing rates. AHPC now purchases its powdered latex gloves from its formerly owned 70% subsidiary, PT Buana, as well as from third-party suppliers other than WRP Asia. As of March 31, 2005, AHPC purchases its powdered latex gloves from its formerly owned 70% subsidiary, PT Buana. These purchases are no longer a related party transaction.

10.   Net Loss Per Share:

We follow the Statement of Financial Accounting Standards No. 128, “Earnings Per Share (EPS)” (“SFAS 128”), which requires dual presentation of basic and antidiluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period and the effect of dilutive stock options and warrants. The weighted-average number of common shares and common share equivalents outstanding for the three and nine months ended March 31, 2005 and 2004, respectively, are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Basic weighted-average number of common shares outstanding	960,066	2,210,911
Antidilutive effect of common share equivalents	121,175	34,070
Antidilutive weighted-average number of common shares outstanding	1,081,241	2,244,981

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004
Basic weighted-average number of common shares outstanding	960,066	2,210,911
Antidilutive effect of common share equivalents	98,934	22,342
Antidilutive weighted-average number of common shares outstanding	1,059,000	2,233,253

As approved by the Board of Directors, all outstanding stock options at February 29, 2000, previously issued to current employees, officers and directors were repriced effective February 29, 2000, to $2.07, the closing price of our Common Stock on that date. All of the stock options, which were repriced, totaling 483,600 options, originally contained exercise prices that were significantly higher than the market price. As a result of the 1 for 3 reverse stock split effective on February 22, 2004, all options now total 161,200 and have an exercise price of $6.21. Although we are subject to variable accounting; however, the share price has not exceeded $6.21 per share.

11.   Accounting for Income Taxes:

We record income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

Our U.S. operations had generated net operating loss carry-forwards (“NOL’s”) in prior years, of which approximately $5.1 million is remaining at March 31, 2005. These NOL’s are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the Redemption Transaction described in Note 18. We will only be able to utilize only $2.2 million of these NOL’s over the next 20 years, at which time all of the NOL’s listed above will have expired.

For the nine months ended March 31, 2005 and 2004, we have recorded a provision for income taxes of $0 and $12,108, respectively.

12.          Contingencies:

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the nine months ended March 31, 2005, there were no additional product liability lawsuits filed against the Company, and we were dismissed from four lawsuits. At March 31, 2005, we were involved in a total of 9 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. None of these lawsuits name us as the sole defendant in these claims.

We possess product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against the Company and AHPC. Additionally, AHPC’s customers typically procure product liability insurance that limits our exposure to those claims for which we have agreed to indemnify such customers, subject to deductions for such claims that remain our resposnsibility. We believe that all legal claims are adequately provided for or involve such amounts that would not materially or adversely affect our financial condition. However, there is no assurance that AHPC’s or its customers’ insurance will be sufficient to meet all damages for which we may be held liable. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

13.   Segment Reporting:

As of March 31, 2004, we previously had two business segments: manufacturing and distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The manufacturing segment, which consisted of the operations of PT Buana, manufactured latex gloves and sold them primarily to AHPC and other customers through WRP Asia’s distribution network. All operations of the manufacturing segment were located in Indonesia. The distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors. The operations of the distribution segment are located entirely within the U.S.

As of the date of the Redemption Transaction, April 30, 2004, we conveyed our interest in PT Buana (and accordingly our manufacturing segment) to WRP Asia. As a result, we now only have one reporting segment, distribution.

We evaluate segment performance based on income (loss) before provision for (benefit from) income taxes and minority interest (“Pre-tax income (loss)”). Transactions between operating segments were made at prevailing market rates.

The following tables provide the financial data for the three and nine months ended March 31, 2005 and 2004 for these segments. The financial data for the three and nine months ended March 31, 2005 only includes results from the distribution segment.

Three Months Ended March 31, 2005	Manufacturing	Distribution	Eliminations	Consolidated
Revenues from external customers	$-	$6,413,177	$-	$6,413,177
Revenues from other operating segments	-	-	-	-
Pre-tax loss	-	(480,295)	-	(480,295)
Total Assets	-	8,240,503	-	8,240,503

Three Months Ended March 31, 2004	Manufacturing	Distribution	Eliminations	Consolidated
Revenues from external customers	$3,460,908	$5,880,081	$-	$9,340,989
Revenues from other operating segments	642,034	-	(642,034)	-
Pre-tax loss	(412,842)	(699,555)	-	(1,112,397)
Total Assets	11,498,396	13,179,275	-	24,677,671

Nine Months Ended March 31, 2005	Manufacturing	Distribution	Eliminations	Consolidated
Revenues from external customers	$-	$19,471,243	$-	$19,471,243
Revenues from other operating segments	-	-	-	-
Pre-tax loss	-	(1,272,604)	-	(1,272,604)
Total Assets	-	8,240,503	-	8,240,503

Nine Months Ended March 31, 2004	Manufacturing	Distribution	Eliminations	Consolidated
Revenues from external customers	$10,099,839	$18,554,880	$-	$28,654,719
Revenues from other operating segments	3,378,047	-	(3,378,047)	-
Pre-tax loss	(687,129)	(1,962,095)	-	(2,649,224)
Total Assets	11,498,396	13,179,275	-	24,677,671

14.   Critical Accounting Policies:

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

Concentration of Credit Risk. A relatively small number of national accounts comprise a substantial portion of our revenues. As of March 31, 2005, receivables from our key national accounts amounted to 75.2% of our accounts receivable.

Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of March 31, 2005 and June 30, 2004, respectively, we have established reserves of $339,851 and $319,851 in relation to trade receivables.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of March 31, 2005, we have established reserves of $249,941 and as of June 30, 2004 our reserves were $291,245.

Revenue Recognition. Sales for all products shipped from our Itasca, Illinois warehouse are recognized at the time the product is shipped to our customers or picked up. Sales shipped or picked up from our designated three public warehouse facilities are recognized the day following the date of shipment. An accrual is recorded to recognize these sales in accordance with our accounting policies.

Inventories. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. Inventories are stored at our Itasca, Illinois warehouse and three independent public warehouses located in: Oakland, California; Fond du Lac, Wisconsin; and Hanover, Pennsylvania.

Property, Plant and Equipment. We record property, plant and equipment at cost. Depreciation is provided by both straight-line and accelerated methods over lives ranging from 3 to 20 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter.

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

15.   New Accounting Standards and Pronouncements:

In December 2003, the FASB revised FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We are required to adopt FIN 46R for any variable interest entities we have and are required to meet the disclosure requirements of this pronouncement. We believe that the adoption of this standard has not had a material impact on our financial statements.

In December 2004, the FASB issued SFAS No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provisions of services. Accordingly, SFAS 123R requires us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for us beginning the first annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123R on our financial position and results of operations.

16.           Key Customers:

Our customers include leading foodservice distributors and healthcare product suppliers. During the nine months ended March 31, 2005, AHPC’s national customers accounted for 88.9% of net sales. The loss of these customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by our national customers, through their combined networks of over 50 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

17.   Credit Facility:

As of September 9, 2004, we signed a commitment for a one-year, renewable, credit facility with Greenfield Commercial Corp, LLC. (“GCC”), a privately held commercial financing company, which replaced our previous credit arrangement with GE Capital services pursuant to which we were operating under a forbearance agreement during 2003. This asset based lending loan and security agreement with GCC includes a $3 million revolving line of credit, in which we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory.

We can pay down and reborrow amounts under the loan at any time during the term of the loan. At maturity, we must pay all of the indebtedness outstanding under the loan in full in one lump sum. The loan has a term maturing on September 9, 2005. At anytime prior to the maturity date, GCC has the unrestricted right to demand payment of all outstanding indebtedness. In addition, the loan will accelerate and become due upon a violation of any of the default provisions contained in the loan agreement and related documents.

The outstanding indebtedness under the loan will bear interest at a floating rate equal to the prime rate plus 8%. In addition to the stated interest rate, we will be charged a fee on the unused borrowing availability under the loan, a commitment fee and other fees that will have the aggregate effect of raising our effective cost of borrowing under the loan.

The loan is secured by a security interest in substantially all of our tangible and intangible assets. Additionally, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Alan Zeffer in the performance of his duties.

We believe that we will be successful in obtaining a new credit facility, although no assurance can be given in this regard.

18.          WRP Asia Financial Restructuring:

On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia’s debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including our intercompany debt in the short term. At the same time we began exploring other opportunities to gain compliance with our lender’s requirement of a paydown by WRP Asia of our intercompany debt. On October 6, 2003 we announced the signing of a non-binding letter of intent with WRP Asia to enter into a stock redemption and exchange agreement.

On November 3, 2003, we announced the signing of a definitive stock redemption and exchange agreement (the “Redemption Transaction”) with WRP Asia. The Redemption Transaction called for us to redeem 1,252,538 shares of Class A Common Stock and the 2,500,000 shares of Class B Common Stock (pre-split totals), which comprised all of WRP Asia's holdings of our capital stock. Collectively, these shares represented approximately 53.2% of our outstanding capital stock. The consideration for the redemption was: (i) the conveyance to WRP Asia of our 70% ownership interest in PT Buana , an Indonesian based manufacturer of gloves; and (ii) the forgiveness of all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana with the exception of our obligation to be responsible for trade payables owing to PT Buana for certain recent product purchases. We also announced the execution of a five-year supply agreement from WRP Asia and PT Buana to us (through our subsidiary AHPC), calling for the purchase of a portion of our latex glove requirements, which equates to the appropriate annualized quantities that we were purchasing from PT Buana and WRP Asia at the time of the Redemption Transaction. The pricing of such products has a variable factor keyed to the cost of raw latex. Our Board of Directors and the Board of Directors of WRP Asia both approved the transaction. Additionally, we received a fairness opinion from an independent professional valuation firm that the transaction was fair to our stockholders. As of April 30, 2004, we finalized the closing of the Redemption Transaction. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned as officers and directors of the Company.

As of April 30, 2004, (the closing date of the Redemption Transaction) the market value of the stock redeemed under the redemption and exchange agreement was $4,377,000. Additionally, the balance sheet amounts that related to our share of PT Buana financials were assets totaling $11,305,439 and liabilities of approximately $2,665,854. The portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. Moreover, we had agreed to forgive all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana, which amount equaled $1,401,322. The loss on this transaction of $174,361 was recorded in Paid-in-Capital.

In connection with the Redemption Transaction, we also announced that we changed our name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004, and, as a result our NASDAQ trading symbol changed from WRPC to GLOV.

19.          Subsequent Event:

On April 7, 2005, we filed a Form 8-K disclosing that on March 31, 2005 we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement will commence on May 1, 2005 and end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years. The average base rent for the Premises for the first year of the Lease Agreement will be approximately $2.23 per square foot, or approximately $176,000. The average rent for the Premises during the remaining four years of the initial term of the Lease Agreement will be approximately $3.88 per square foot, or $306,000 per year. In addition, AHPC expects common area, real estate taxes, and insurance to approximate $110,000 during the first year of the lease term and to average approximately $140,000 per year over the remaining four years of the initial term.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is engaged in the marketing and distribution of high quality medical grade examination, foodservice gloves, and other complimentary items within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the nine months ended March 31, 2005, we recorded net sales of approximately $19.5 million.

Our formerly 70% owned subsidiary, PT WRP Buana Multicorpora (“PT Buana”), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Redemption Transaction (as described in Note 18 to our Condensed Consolidated Financial Statements) with WRP Asia, effective April 30, 2004, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia.

Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004:

Consolidated sales for the three months ended March 31, 2005 were $6,413,177 which represents a decrease in net sales of $2,927,812 or 31.3% compared to the three months ended March 31, 2004. This decrease in sales is due to the Redemption Transaction and the loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit increased $330,926 or 27.6% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Cost of goods sold includes all costs to purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. Without the effect of the Redemption Transaction, our pro forma gross profit increased by $350,033 or 29.6% from the three months ended March 31, 2004. This pro forma increase in our consolidated gross profit is primarily due to better acquisition costs and a decrease in inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has decreased $626,394 or 58.8% for three months ended March 31, 2005 from the same time period in the prior year. Without the effect of the Redemption Transaction, our actual operating loss decreased by $314,317 or 41.7%. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended March 31, 2005, our selling, general, administrative and other expenses (“SG&A expenses”) decreased by $295,468 or 13.0%. Without the effect of the Redemption Transaction, our pro forma SG&A expenses increased by $35,716 or 1.8%. As a percentage of net sales, SG&A expenses increased from 24.3% (32.9% without the effect the Redemption Transaction) for the three months ended March 31, 2004, to 30.7% for the three months ended March 31, 2005. This increase was primarily due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss from operations before taxes and minority interest decreased by $632,102 or 56.8% for the three months ended March 31, 2005 compared to the same period in the prior year. Without the effect of the Redemption Transaction, our pro forma loss from operations before taxes and minority interest decreased by $292,995 or 37.9%. This decrease in the loss was primarily due to the better acquisition pricing and decrease in inventory storage. Included in this computation is other income which consists of rental, interest and miscellaneous income. Other income and expense decreased by $5,708 for the three months ended March 31, 2005 from the reported amount in the same period in the prior year. Without the effect of the Redemption Transaction, our pro forma other income and expense decreased by $21,322.

The expense for income taxes for the three months ended March 31, 2005 was $0 compared to a benefit of $10,454 in the prior year period. The reduction in the current year period was due PT Buana, which operating results were not included in the current year due to the Redemption Transaction.

As a result of the factors discussed above, we reported a net loss of $(480,295) for the three months ended March 31, 2005, which compares to a not loss of $(981,227) during the same period in the prior year. Due to the Redemption Transaction, the current net loss of $(480,295) would be compared to a net loss of $(773,290) for the three months ended March 31, 2004 without PT Buana operating results. Basic loss per share for the three months ended March 31, 2005 and March 31, 2004, were $(0.50) and $(0.44), respectively. For comparative purposes, the basic loss per share after the reverse stock split, on January 20, 2004, and after the elimination of income and shares related to the Redemption Transaction, equaled $(0.50) and $(0.78), respectively for the three months ended March 31, 2005 and March 31, 2004.

Nine Months Ended March 31, 2005, Compared to the Nine Months Ended March 31, 2004:

Consolidated net sales for the nine months ended March 31, 2005 were $19,471,243 which represents a decrease in net sales compared to the nine months ended March 31, 2004 of $9,183,476 or 32.0%. This decrease in net sales is due to the Redemption Transaction and the loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit increased $182,052 or 4.1% for the nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004. Cost of goods sold includes all costs to purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. This minimal increase in gross profit related to the Redemption Transaction. Our pro forma gross profit for the nine-months ended March 31, 2005 increased by $1,016,344 or 28.4% without the effect of our formerly owned subsidiary, PT Buana, over the gross profit reported for the nine-month period ending March 31, 2004. The pro forma increase in our consolidated gross profit is primarily due to better acquisition costs and a decrease in inventory storage levels on hand. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has decreased $1,395,534 or 54.6% for the nine months ended March 31, 2005 from the same period in the prior year. Without the effect of the Redemption Transaction, our pro forma operating loss decreased by $1,038,863 or 47.3%. Selling expenses include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our nine months ended March 31, 2005, our SG&A expenses decreased by $1,213,482 or 17.4%. Without the effect of the Redemption Transaction, our pro forma SG&A expenses would have decreased by $22,519 or 0.4%. As a percentage of net sales, SG&A expenses increased from 24.3% (31.2% without the effect of the Redemption Transaction) for the nine months ended March 31, 2004, to 29.6% for the nine months ended March 31, 2005. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss from operations before taxes and minority interest decreased by $1,395,534 or 54.6% for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. Without the effect of the Redemption Transaction, our pro forma loss from operations before taxes and minority interest would have decreased by $1,038,863 or 47.3%. This decrease in the loss was primarily due to the better acquisition pricing and a decrease in inventory storage. Included in this computation is other income which consists of rental, interest and miscellaneous income. Other income and expense increased $18,914 in the nine-month period ended March 31, 2005 from the amount reported for the same period in the prior year. Without the effect of the Redemption Transaction, our pro forma other income and expense would have increased by $77,611.

The benefit for income taxes for the nine months ended March 31, 2005 was $0 compared to an expense of $12,108 for the nine-month period ended March 31, 2004. The expense recorded in the prior year period was primarily due to the operating results of PT Buana, which was not included in the current year due to the Redemption Transaction.

As a result of the factors discussed above, we reported net loss of $(1,272,604) for the nine-month period ended March 31, 2005, which compares to a net loss of $(2,451,562) during the same period in the prior year. The current loss of $(1,272,604) would have equaled a net loss of $(2,233,856) for the nine-month period ended March 31, 2004 if the operating results of PT Buana were not included as a result of the Redemption Transaction. Basic loss per share for the nine months ended March 31, 2005 and March 31, 2004, were $(1.33) and $(1.10), respectively. For comparative purposes, the basic loss per share after the reverse stock split, on January 20, 2004, and after the elimination of income and shares related to the Redemption Transaction, equaled to $(1.33) and $(2.27), respectively, for the nine months ended March 31, 2005 and March 31, 2004.

Liquidity and Capital Resources:

        Nine Months Ended March 31, 2005:

Cash and cash equivalents at March 31, 2005 was $15,424, a decrease of $343,588 from $359,012 at June 30, 2004. We experienced a decrease in cash flows during the nine months ended March 31, 2005, primarily as a result of cash used in operating activities through a reduction of inventory levels and because of the timing of accrued expenses.

Our operations used cash of $95,457 during the nine months ended March 31, 2005, primarily as a result of increases in our SG&A expenses related to expenses in marketing our products.

Net trade accounts receivable at March 31, 2005 was $1,978,413 which increased from $1,823,149 at June 30, 2004 due to the timing of cash receipts and increased sales for the nine-month period ended March 31, 2005. Net inventories at March 31, 2005 were $5,232,389, a decrease from the level at June 30, 2004, of $6,694,430, due to management’s efforts to maintain inventory levels.

During the nine months ended March 31, 2005, we used cash in investing activities of $16,110 in connection with capital improvement expenditures during such period primarily relating to computer software and hardware.

During the nine months ended March 31, 2005, cash was used from financing activities in the amount of $232,021. The cash was used to pay down outstanding debt.

As of September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Corp, a privately held commercial financing company. This asset based lending loan and security agreement includes a $3 million revolving line of credit, pursuant to which we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. Additionally, the credit facility contains certain penalties for early termination.

We currently expect to have cash needs during the next year and beyond to fund the growth of the existing glove business, to launch and promote our SafePrep foodservice business and to be used for other purposes. These cash needs may arise in connection with various events including: (i) the expansion into new products; (ii) the expansion into new markets; (iii) funding the promotion of our branded products; (iv) repayment of debt obligations; (v) purchasing our Common Stock in connection with our stock repurchase program; and (vi) manufacturing capital improvements. We believe that we will be successful in obtaining a new credit facility, although no assurance can be given in this regard.

As of March 31, 2005, we had the following contractual obligations and commercial commitments:

Payments Due by Period

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years

Operating Leases	$ 2,210,795	$ 124,879	$ 1,264,326	$ 821,590

Operating leases primarily represent our leases for our corporate office and warehouse facilities.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; unanticipated issues related to the Company’s business; the Company’s success in implementing its strategic plan; actions of companies that compete with the Company; the Company’s success in managing inventory; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2005.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Other Information

ITEM 1. Legal Proceedings.

    In the normal course of business, the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company’s financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

Exhibit Number	Description of Document

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
(1)    This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AHPC Holdings, Inc.
(Registrant)

                     BY:     /s/ Deborah J. Bills
Deborah J. Bills, Chief Financial Officer

Dated: May 23, 2005