Form 10-K
period 2005-06-30
AHPC Holdings, Inc.
filed 2005-10-14
CIK 837038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period from _________ to _________.

Commission file number 0-17458

AHPC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	73-1326131
(State of incorporation)	(I.R.S. Employer Identification No.)

80 Internationale Boulevard, Unit A Glendale Heights, IL 60139
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:   (630) 407-0242

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.01 per share	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes[   ]   No [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[   ]   No [X]

Aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed fiscal year end) was $5,522,969. Shares of voting common stock held as of June 30, 2005 by any person who was an executive officer or director of the registrant as of June 30, 2005 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     At October 13, 2005, 1,224,137 shares of the Registrant’s Common Stock were outstanding.

As used in this report, the terms “we,”  “us,”  “our” and the “Company” mean AHPC Holdings, Inc. and its subsidiaries, unless the context indicates another meaning, and the term “common stock” means our common stock, par value $0.01 per share.

AHPC HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I	Page

Item 1.	Business	1
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Consolidated Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures about
	Market Risk	17
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	22
Item 9A.	Controls and Procedures	22
Item 9B.	Other Information	23

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	31

PART I

This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,”  “will,”  “expect,”  “believe,”  “anticipate,”  “estimate,” or “continue” or comparable terminology are intended to identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, including those set forth in the section below entitled “Risks Affecting Forward Looking Statements and Stock Prices.”

ITEM I. BUSINESS

General

AHPC Holdings, Inc., formerly known as WRP Corporation, through our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is a leading marketer of foodservice and medical examination gloves in the United States. Prior to April 30, 2004, we were also a manufacturer of disposable latex examination and food service gloves through a formerly 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora (“PT Buana”), which we sold in April 2004.  We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

From March 1998 until April 30, 2004, WRP Asia Pacific Sdn Bhd (“WRP Asia”) owned a majority of our outstanding common stock. As of April 30, 2004, WRP Asia owned 53.2% of our outstanding securities, which consisted of 833,333 shares of common stock and 417,513 “Class A” shares of common stock (the latter of which was convertible into our common stock and entitled WRP Asia to elect a majority of our directors). WRP Asia is one of the world’s leading manufacturers of high quality disposable gloves, primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC had been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

On April 30, 2004, pursuant to the terms of our stock redemption and exchange agreement with WRP Asia, we redeemed all of WRP Asia’s shareholdings in the Company, which consisted of the 417,513 shares of Class A Common Stock and the 833,333 shares of common stock. These share amounts reflected the 1-for-3 reverse stock split which occurred on January 20, 2004. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused all indebtedness owing to us from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to certain purchases of our products. We also entered into a five year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned as our officers and directors.

Under the Stock Redemption and Exchange Agreement we also agreed to change our corporate name from WRP Corporation to AHPC Holdings, Inc. The name change was made effective on May 14, 2004.

Additionally, during the fiscal year ended June 30, 2004, we made the decision to increase our presence in the healthcare market. The healthcare market includes dental and integrated delivery network/medical distribution channels. With respect to the healthcare market our focus is on marketing our existing products, including the development of a separate branding identity for our DermaSafe versus Glovetex products. This decision was a reversal of the direction that our organization had taken in March 2, 2002 when we decided to substantially reduce our presence in the healthcare market.

Glove Products

Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination used primarily in the foodservice, non-acute medical, dental, nursing home and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names “DermaSafe®,”  “Glovetex®,” and “SafePrep™” to foodservice distributors, medical distributors, dental distributors and nursing homes. AHPC also sells gloves to other companies, which market the gloves under their own brand names or “private labels.” The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

For the year ended June 30, 2005, AHPC’s sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 28%, 27% and 36%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

Manufacturing Operations. The production of latex gloves begins with the tapping of raw latex from rubber trees located on plantations in Malaysia and Indonesia. Once gathered, the raw latex is sent to a centrifuge where the latex is concentrated. PT Buana and other similar manufacturers of latex gloves purchase the latex concentrate and ship it to their respective production plants where the latex concentrate is compounded in a proprietary formula to enhance glove durability, elasticity and tactility. A controlled dipping process causes consistency from batch to batch and eliminates air bubbles that can create pinholes. Glove-making formers, which are in five sizes and designed for the American hand, are dipped in the latex compound. The formers are cleansed both chemically and mechanically to prevent residue buildup which could compromise glove integrity.

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

Powdered Latex Examination and Foodservice Glove Suppliers. PT Buana and unrelated Malaysian and Indonesian glove manufacturers supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2005.

Powder-Free Latex Examination and Foodservice, Nitrile and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from Indonesia and Malaysia. In addition, AHPC is supplied with its nitrile and other synthetic gloves from China. AHPC also purchases latex powder-free gloves from PT Buana.

Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex gloves from two unrelated suppliers with facilities in Taiwan, China, and Thailand.

Complimentary Products

The foodservice, industrial and retail industries view our current line of product offerings as one of a bundle of safety products used by their customers. Developing a profitable line of complimentary products will be important to the future success of our business. During 2003, we diversified our product offering with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include polygloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products are being offered under our SafePrep brand and under private label. During our fiscal year ended June 30, 2005, these complimentary products represented 8.4% of our total net sales.

Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local foodservice, retail and medical distributors that sell primarily to restaurants, hotels, hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers and major retail outlets. Our principal methods of marketing our products are trade shows, advertising, seminars, direct mail and brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives and an in-house sales and marketing staff to cover the U.S.

FDA Regulation of Examination Glove Products. The quality control procedures for the manufacture of examination gloves marketed in the United States are regulated by the U.S. Food and Drug Administration (“FDA”). Included within such procedures are minimum testing requirements, as well as FDA current Quality Systems Regulations and American Society for Testing and Materials standards.

Competition. Our business of providing barrier protection products is highly competitive in the markets in which we operate including healthcare and foodservice. The primary basis of competition includes, but is not limited to, price, product quality, breadth of product line, service and product availability. Additionally, among our direct competitors are several large firms with significantly greater resources available than us. Nonetheless, we believe we have certain competitive advantages that enable us to compete favorably with larger competitors including our ability to provide high service levels and to react quickly to changing customer requirements.

Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2005, AHPC’s national customer group, accounted for 89.1% of its net sales. The customer group is comprised of approximately 60 independent customers. The loss of these national customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from in order to gain efficiencies across their product lines. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

Patents and Trademarks. AHPC owns the trademarks “SafePrep,”“DermaSafe” and “Glovetex,” which are registered in the United States.

Segment Financial Information. The segment information of the Company for the year ended June 30, 2005, is included in Note L to our Consolidated Financial Statements which are attached to this report and includes two segments, manufacturing and distribution, for fiscal 2004 and one segment, distribution, for fiscal 2005.

Inventory. Since the majority of our products are imported from Southeast Asia, it is our practice to maintain a certain level of inventory as safety stock. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market.

Employees

As of June 30, 2005, our U.S. operations employed a total of 26 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 32 broker representative organizations that do not work exclusively for AHPC and are paid on a commission basis. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

Background Information Regarding Our Ownership and Business

At December 31, 1997, MBf International owned all 1,252,538 shares of our Series A Common Stock and 1,682,275 shares of our common stock. On March 31, 1998, we announced that our majority shareholder, MBf International, had consummated the closing of two separate agreements (entered into in May 1997) with WRP Asia Pacific Sdn. Bhd. (“WRP Asia”), formerly known as Wembley Rubber Products (M) Sdn. Bhd., our supplier of latex powder-free exam gloves. These agreements transferred majority ownership of the Company to WRP Asia and were effected as follows:

1.	MBf International sold all of our issued and outstanding Class A Common Stock (1,252,538 shares) to WRP Asia for $5.00 per share or $6,262,690; and

2.
WRP Asia purchased 2,500,000 shares of our common stock for $2.70 per share for a total of $6,750,000. The purchase price of $2.70 per share reflected a 12% discount from the average stock price over a seven consecutive business day range ended May 9, 1997, as detailed by a fairness opinion received from an independent valuation firm.

At December 31, 1998, MBf International still owned 1,682,275 shares of our common stock, which represented a 24.4% ownership interest in the Company as of that date. In January 1999, MBf International sold its remaining 1,682,275 shares to several U.S. institutional investors, thus transferring all of its holdings in the Company at that time.

These transactions provided WRP Asia with a 55.0% ownership interest in the Company at March 31, 1998. The above share amounts are prior to the 1-for-3 reverse stock split which was effected on January 20, 2004. Effective April 30, 2004, we redeemed all shares of our common stock and Class A Common Stock held by WRP Asia. As a result, subsequent to April 30, 2004, WRP Asia is no longer our majority shareholder.

On March 1, 2002, we announced that AHPC had entered into a Transition Services Agreement with Maxxim Medical, Inc., (“MAXXIM”), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we substantially reduced our personnel in our medical division and transitioned our business with respect to most of our customers in the medical division to MAXXIM. On February 11, 2003, MAXXIM filed for bankruptcy. As of June 30, 2005, we had an outstanding account receivable from MAXXIM of $280,115.41. This amount has been fully reserved on our balance sheet.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Alan E. Zeffer	52	President and Chief Executive Officer
Deborah Bills	37	Chief Financial Officer, Secretary and Treasurer

Biographies for each of the executive officers are included below.

Alan E. Zeffer has been Chief Executive Officer and President of the Company since May 2004. He was the Chief Financial Officer, Secretary/Treasurer for WRP Corporation, our predecessor, prior to becoming our Chief Executive Officer and President. He joined WRP Corporation in April 2001. Prior to joining WRP Corporation, Mr. Zeffer was Managing Partner for Quest Capital Corporation, a corporate finance advisory firm that he founded in 1993. He also served as treasurer for Sybron International Corp, from 1987 until 1993.

Deborah Bills has been our Chief Financial Officer, Secretary and Treasurer since May 1, 2004. Prior to becoming Chief Financial Officer, Secretary and Treasurer, she served as the Company’s corporate controller. She joined us in October 2000, as an accounting manager. Prior to joining us in October 2000, she served as accounting manager for Advanced Dial Company.

ITEM 2.  PROPERTIES

On April 7, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. This facility includes our executive and administrative offices and our primary distribution center. The term of the Lease Agreement commenced on May 1, 2005 and will terminate on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years. The average base rent for the premises for the first year of the Lease Agreement is approximately $2.23 per square foot, or approximately $176,000. The average rent for the premises during the remaining four years of the initial term of the Lease Agreement will be approximately $3.88 per square foot, or $306,000 per year. In addition, we expect common area, real estate taxes, and insurance to approximate $110,000 during the first year of the lease term and to average approximately $140,000 per year over the remaining four years of the initial term. For the year ended June 30, 2005, our lease expense for this facility was $45,950.

Our principal executive and administrative office was previously located in Itasca, Illinois. The lease for this location was renewed on April 9, 2000, for a term of five years, and terminated on September 9, 2005 without renewal. For the year ended June 30, 2005, our lease expense for this facility was $181,645.

In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and was to expire in July 2004; however we extended the term of this lease for one additional year to May 2005. This lease expired as of May 31, 2005. The rental expense for this lease, through May 31, 2005, was approximately $289,052.

We also use public warehouse facilities, as needed, to store our inventory in Oakland, California; Fond Du Lac, Wisconsin; and Hanover, Pennsylvania. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 2005, we were actively involved or otherwise named in nine latex glove product liability suits pending throughout the United States. We were an active defendant in one claim, and were named as a third party defendant in the other eight claims. We have challenged the sufficiency of service in the eight third-party actions. There are no latex glove product liability claims pending directly against the Company.

All of the claims referred to above involve plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex glove products. In each of the claims, we are one of several glove distributors, manufacturers or users named in the suits. Each of the claims alleges damages of an unspecified amount and is in a different stage of discovery or other pre-trial proceeding.

We have obtained product liability insurance coverage, which covers the defense costs, and certain damage awards associated with the product liability claims against the Company and the indemnity of the Company’s customers to the limits of the policies. However, there is no assurance that our insurance will be sufficient to meet all damages, for which we may be held liable, or the product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We intend to vigorously contest any latex claim initiated against us or one of our indemnities, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter.

From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2005, we were not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on June 22, 2005. The purpose of the annual meeting was to consider the vote on the following matters:

1.	To elect two directors to hold office until their three-year term expires or otherwise as provided in our by-laws.

Director Nominees

George Jeff Mennen
Robert J. Simmons

Each of the nominees for directors identified above received the following number of votes:

	George Jeff Mennen	Robert J. Simmons
For	902,747	979,538
Abstain	81,084	4,293
Broker Non-votes	0	0

                Each of George Jeff Mennen and Robert J. Simmons were elected as directors by the shareholders.

2.	To ratify the appointment of Grant Thornton, LLP to serve as our auditors for the next fiscal year ending June 30, 2005.

Votes For:	979,759
Votes Against:	66
Abstentions:	4,006
Broker Non-votes:	0

The above matter was approved by the shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) SmallCap Stock Market under the symbol “GLOV”. The table below sets forth for each quarter of the fiscal year indicated the reported closing high and low sale prices of our common stock. The information shown below gives effect to (for all periods shown) our 1-for-3 reverse stock split which was effected on January 20, 2004.

COMMON STOCK PRICES

Period Ended	Low	High
June 30, 2005 4thquarter 3rdquarter 2nd quarter 1st quarter June 30, 2004 4thquarter 3rdquarter 2nd quarter 1st quarter	$2.90 $3.10 $1.95 $3.02 $2.39 $1.02 $1.47 $1.02	$4.40 $4.47 $4.09 $4.60 $4.95 $2.70 $2.91 $1.98

There were approximately 270 shareholders of record of our common stock as of June 30, 2005. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

We have not paid any cash dividends with respect to our common stock. We expect to reinvest any earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company presented below for the years ended June 30, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information referred to in Item 8 of this report.  The table below contains restated (loss) earnings per share information for the fiscal years ended June 30, 2003, 2002 and 2001 (refer to Note O).

	Year Ended June 30,
(In thousands except per share amounts)	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Net sales	$26,553	$36,560	$36,989	$47,357	$51,889
Gross profit	6,290	6,027	5,737	11,580	14,698
Selling, general & administrative expenses	7,674	9,134	8,939	17,640	13,784
Minority interest in loss (income)
of subsidiary, net of tax	-	243	250	202	(185)

Net (loss) income	($1,152)	($2,850)	($5,560)	($4,293)	$529

PER SHARE DATA:

(Loss) earnings per share	($1.13)	($2.97)	($2.51)	($1.94)	$0.24
			(restated)	(restated)	(restated)

Total assets	$7,684	$9,983	$25,965	$32,947	$36,072

Long-term debt	$0	$0	$5	$19	$13
Total shareholders' equity	$3,296	$3,837	$11,266	$16,836	$21,176

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis for the following:

•	Business Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Business Segments
•	Critical Accounting Policies
•	New Accounting Standards and Announcements
•	Information Regarding Forward-Looking Statements
•	Subsequent Events

Business Overview

Our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is engaged in the marketing and distribution of high quality medical grade examination, foodservice gloves, and other complimentary items within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2005, we recorded net glove sales of approximately $26.6 million.

We formerly owned a 70% interest in a subsidiary, PT WRP Buana Multicorpora (“PT Buana”), whose primary operations consist of an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia and PT Buana.

This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us referenced in Item 8 of this report. The consolidated financial statements for the years ended June 30, 2005, 2004 and 2003 include our results of operations and statements of cash flows, which include the results for AHPC for all such periods and the results for PT Buana through April 30, 2004 (refer to Note B of the financial statements attached to this report).

Results of Operations

The following table summarizes our operating results as a percentage of net sales for the periods indicated.

	Year Ended June 30,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:

Net sales	100%	100%	100%	100%	100%
Cost of goods sold	76.3	83.5	84.5	75.5	71.7
Gross profit	23.7	16.5	15.5	24.5	28.3
Selling, general & administrative expenses	28.9	25.0	24.2	37.3	26.6
(Loss) income from operations	(5.2)	(8.5)	(8.7)	(12.8)	1.7

Interest (expense) / other income, net	(0.6)	(0.3)	(1.9)	(0.6)	(0.9)
Provision for (benefit from) income taxes	(1.5)	(0.3)	5.1	(3.9)	(0.5)
Minority interest in loss (income) of subsidiary	-	0.7	0.7	0.4	(0.3)
Net loss from discontinued operations	-	-	-	-	-

Net (loss) income	(4.33%)	(7.80%)	(15.00%)	(9.10%)	1.00%

Year Ended June 30, 2005, Compared to the Year Ended June 30, 2004

Our consolidated net sales for the fiscal year ended June 30, 2005 were $26,553,241, which represented a decrease in net sales compared to the fiscal year ended June 30, 2004 of $10,007,189 or 27.4%. The decrease in net sales was due to the redemption of our common stock from WRP Asia and the resulting loss of PT Buana sales. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit increased $263,288 or 4.4% for the fiscal year ended June 30, 2005 compared to the prior year. In determining gross profit, we calculate cost of goods sold by including all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. The increase in our consolidated gross profit during fiscal 2005 over fiscal 2004 was primarily due to the redemption of our common stock from WRP Asia resulting in the loss of PT Buana corresponding expenses, improved acquisition costs, and reductions in inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. We continuously monitor all costs impacting our profitability, including raw material costs such as latex and poly vinyl chloride.

Operating loss decreased $1,723,372 or 55.5% for fiscal year ended June 30, 2005 from the prior fiscal year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2005, our selling, general, administrative and other expenses decreased by $1,460,084 or 16.0%. As a percentage of net sales, selling, general, administrative and other expenses increased from 25.0% for the year ended June 30, 2004, to 28.9% for the year ended June 30, 2005. This decrease was primarily due to the redemption of our common stock from WRP Asia and the resulting loss of PT Buana selling, general, administrative and other expenses of $1,289,364 offset with an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss before minority interest and income taxes, operations decreased by $1,667,780 or 52.1% for the year ended June 30, 2005 compared to the prior fiscal year. The decrease in our loss from continuing operations was primarily due to better acquisition costs and a reduction in inventory storage at our outside warehouse facilities. Included in this computation is other income which consists of rental, interest and miscellaneous income. Other income decreased $110,221 during the year ended June 30, 2005 from the prior year ended June 30, 2004. This decrease in other income was related the resulting loss of PT Buana, through the redemption of our common stock from WRP Asia.

The benefit for income taxes for the year ended June 30, 2005 and June 30, 2004 was $(383,160) and $(109,860), respectively. The change in tax benefit was due to the write-down of expired tax reserves.

As a result of the factors discussed above, we reported net loss of $(1,151,549) for the year ended June 30, 2005, which compares to a net loss of $(2,849,943) during the prior year ended June 30, 2004. Loss per share for the years ended June 30, 2005 and June 30, 2004, were $(1.13) and $(2.97), respectively.

Year Ended June 30, 2004, Compared to the Year Ended June 30, 2003

Our consolidated net sales for the fiscal year ended June 30, 2004 were $36,560,430, which represents a decrease in our net sales compared to the year ended June 30, 2003 of $428,137 or 1.2%. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns. The decrease in net sales during fiscal 2004 over fiscal 2003 was primarily attributable to the sale of our 70% ownership interest in PT Buana to WRP Asia at April 30, 2004, which resulted in our recognition of revenues from PT Buana net sales for only the first 10 months of the year ended June 30, 2004, compared to a full 12 months for the year ended June 30, 2003.

Consolidated gross profit increased $289,916 or 5.1% during the year ended June 30, 2004 compared to the prior year. In determining gross profit we calculate cost of goods sold to include all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. The increase in our consolidated gross profit during fiscal 2004 over fiscal 2003 was primarily due to better acquisition costs and a reduction in inventory storage at our outside warehouse facilities. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. We continuously monitor all costs impacting our profitability, including raw material costs such as latex and poly vinyl chloride.

Operating loss decreased $95,482 or 3.0% for the fiscal year ended June 30, 2004 from the prior year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2004, our selling, general, administrative and other expenses increased by $194,434 or 2.2% over the year ended June 30, 2003. As a percentage of net sales, selling, general, administrative and other expenses increased from 24.2% for the year ended June 30, 2003, to 25.0% for the year ended June 30, 2004. This increase was primarily to due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss from continuing operations decreased by $709,025 or 18.1% for the year ended June 30, 2004 compared to the prior year. This significant decrease in the loss was due to our recording of a goodwill impairment loss of $(1,042,094) for the year ended June 30, 2003. Also included in this computation is other income which consists of rental, interest and miscellaneous income. Other income decreased $406,381 during the year ended June 30, 2004 from the prior year. This was primarily due to our billing of $375,000 to MAXXIM for the Transition Services Agreement in the fiscal year ended June 30, 2003.

The benefit for income taxes for the year ended June 30, 2004 was $(109,860) compared to a prior year expense of $1,898,169. The prior year tax expense was due to the establishment of a valuation allowance against our deferred tax assets.

As a result of the factors discussed above, we reported a net loss of $(2,849,943) for the year ended June 30, 2004, which compared to a net loss of $(5,559,769) during the prior year. Diluted earnings per share for the years ended June 30, 2004 and June 30, 2003, were $(2.97) and $(2.54), respectively, which numbers were “restated” (refer to Note O of our consolidated financial statements).

Business Segments

During the year ended June 30, 2005, we were engaged solely in the business of distributing disposable gloves and complimentary products. During the year ended June 30, 2004 we were engaged in the business of manufacturing, through April 30, 2004, and distributing disposable gloves and complimentary products. During the fiscal year ended June 30, 2004, we had two business segments, manufacturing (through April 30, 2004), and distribution. During the fiscal year ended June 30, 2005, we had one business segment, distribution. These segments were managed as separate strategic business units. The manufacturing segment, which represented the Indonesian operations of PT Buana, manufactured powdered and powder-free latex gloves and sold them primarily to AHPC and WRP Asia. Our distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment (prior to April 30, 2004) and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. The distribution segment also includes, to a significantly lesser extent, the sale of non-glove disposable products. Discussion of the operations of each segment is included throughout the Results of Operations and Liquidity and Capital Resources sections of our management's discussion and analysis of financial condition and results of operations contained herein.

Liquidity and Capital Resources

Cash Flows

Set forth below is a summary of our cash flows during the fiscal years ended June 30, 2005, 2004 and 2003.

	Fiscal Years Ended June 30,
	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$137.5	$339.4	$3,884.7
Net cash used in investing activities	$(33.2)	$(15.9)	$(699.0)
Net cash used in financing activities	$(446.9)	$(385.4)	$(3,216.7)

Net decrease in cash and cash equivalents	$(342.6)	$(61.9)	$(31.0)

Cash and Cash Equivalents: Our cash and cash equivalents decreased from $359,012 to $16,434 in fiscal year 2005. Our operations provided cash of $137,528 during the 2005 fiscal year. Net inventories were $4,992,385, a decrease of $1,702,045 from $6,694,430 at June 30, 2004. This decrease was due to a general reduction in our inventory levels in connection with improved purchasing policies.

Management currently believes that existing cash, funds generated from operations, and our credit facility, including our subsequent amended credit facility and subordinated debt (refer to Note P of our consolidated financial statements), will be sufficient to provide for our anticipated requirements for working capital for the next 12 months and the foreseeable future.

There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. Our ability to make debt payments or pay interest on or extend our credit facility depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in, or affecting, our business (refer to Item 7A, Quantitative and Qualitative Disclosure About Market Risk).

Net cash provided by operating activities: Our net cash provided by operating activities was $137,528 in fiscal year 2005 compared to $339,399 in the prior fiscal year. The positive cash flows from operating activities in fiscal year 2005 are due to our improved purchasing policies and general reduction in our inventory levels.

Net trade accounts receivable at June 30, 2005 increased by 1.2% to 1,844,349 from $1,823,149 at June 30, 2004.

Net inventories, at June 30, 2005, decreased by 25.4% to $4,992,385 from June 30, 2004 net inventory of $6,694,430. This decrease of $1,702,045 was primarily due to a general reduction of inventory levels through improved inventory management.

Net cash used in investing activities: Our net cash used in investing activities was $33,236 in fiscal year 2005 compared to cash used of $15,915 in fiscal year 2004. This net difference was due to the increase in capital expenditures relating to computer software, leasehold improvements and office equipment.

Net cash used in financing activities: Our net cash used in financing activities in fiscal year 2005 was $446,870 compared to $385,421 during fiscal year 2004. This increase was due to an increase in our credit line borrowings.

Interest rates in many Asian-Pacific countries have been heavily dependent upon international trade and are, accordingly, affected by protective trade barriers and the economic conditions of our trading partners in these Asian-Pacific countries. The enactment by the governments of our principal trading partners of protectionist trade legislation, reduction of foreign investment or general declines in the international securities markets could have a significant adverse effect upon the economies of the Asian-Pacific countries from which we purchase our products.

Capital Structure and Resources

On December 1, 1998, we obtained a domestic three-year credit facility from GE Capital, a large commercial credit company. This asset-based loan and security agreement included a $10,000,000 revolving line of credit with a $7,000,000 letter of credit sub-facility. On March 31, 1999, we amended our Loan and Security Agreement by increasing the maximum credit loan limit from $10,000,000 to $15,000,000 subject to availability, based on a formula using accounts receivable and inventory. As part of the amendment, the letter of credit sub-facility was increased from $7,000,000 to $11,000,000. These line of credit borrowings carried an interest rate of commercial paper plus 4.5% (5.54% at June 30, 2004). At June 30, 2004, we had outstanding $448,084 on the revolving line of credit and $1,364,806 of letter of credit liabilities under the credit facility. As of June 30, 2004, we were not in compliance with certain of our covenants and had obtained waivers of these covenant violations from the financial institution. This credit facility was terminated on September 13, 2004.

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit. Pursuant to the line of credit, we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%.  At anytime prior to maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination.  These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. The credit facility contains certain penalties for early termination. As of June 30, 2005 we had an outstanding balance of $783,806 under this credit facility. This credit facility was renewed on September 9, 2005.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, includes a $5 million revolving line of credit, in which we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%.  At anytime prior to maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination.  These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. It contains certain penalties for early termination.

We have prepared the consolidated financial statements under the assumption that we are a going concern.

        We have experienced recurring net losses of $1.152 million, $2.850 million and $5.560 million during the fiscal years ending June 30, 2005, 2004, and 2003, respectively. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in our results of operations.

     Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note P). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2006, depending on operating results and the continued trade support. We have reduced significant operating expenses this fiscal year and plans on continuing the cost reduction efforts during fiscal 2006. We expect to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized during such period. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

      Our independent registered public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements.

      As of September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company (refer to Note F). On September 9, 2005, we renewed this credit facility for another one year term with an option to automatically extend the credit facility for an additional one year term (refer to Note P).

Critical Accounting Policies

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

      Revenue Recognition.  Revenues from product sales are recognized at the time the product is shipped from the Company’s warehouse or upon the customer’s pick-up receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

      The Company records a liability for rebates and sales discounts in accordance with the terms of such rebate or discount as contracted for by the Company and its customers.

      Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade and inter company receivables and the need for establishing reserves. As of June 30, 2005, we have established reserves of $336,351 in relation to trade and inter company receivables. We determine our allowances by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, our previous loss history, our customers' current ability to pay their obligations, and the condition of the general economy and the industry as a whole.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of June 30, 2005, we have established reserves of $225,941.

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

Contractual Obligations

The following table summarizes our significant contractual commitments at June 30, 2005:

	Payments Due by Period
	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Operating Leases (1)	$2,039,229	$457,182	$1,238,124	$343,923	--
Purchase Commitments (2)	$20,122,247	$5,240,168	$14,882,079	--	--
______________

(1) On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.

(2) On April 30, 2004, we entered into a five year supply agreement with WRP Asia. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $5,240,168. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.

New Accounting Standards and Pronouncements

      In December 2004, the FASB issued SFAS No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provisions of services. Accordingly, SFAS 123 requires us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for us beginning the first annual reporting period that begins after June 15, 2005.  We have adopted the provisions of SFAS 123R using the modified prospective method.  We determined that the adoption of this standard will not have a material impact on our financial statements.

Information Regarding Forward-Looking Statements

Forward-looking statements in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading “Risks Affecting Forward-Looking Statements and Stock Prices.” We caution investors that our business is subject to significant risks and uncertainties.

Subsequent Events

On September 9, 2005, we renewed our loan and security agreement with Greenfield Commercial Credit, LLC for another one year term, with an additional one-year renewal option. The renewed security agreement includes a $5 million revolving line of credit, in which we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. On September 9, 2005 we incurred a renewal fee of $100,000 and the fee to renew the security agreement after the one year term will be $50,000. The security agreement contains certain penalties for early termination.

On October 3, 2005, we announced a private placement of $1.2 million in subordinated promissory notes (the "Secured Notes"). The Secured Notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of the issuance of the Secured Notes. Each Secured Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Secured Note the right to purchase shares of the common stock at an exercise price of $3.50 per share and $4.50 per share, respectively. Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. In connection with the private placement, we issued an aggregate number of Class A Warrants enabling the holders to purchase up to 192,000 shares of common stock and an aggregate number of Class B Warrants enabling the holders to purchase up to 120,000 shares of the common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2005 and 2004.

We were subject to fluctuations in the value of the Indonesian Rupiah vis-à-vis the U.S. dollar through April 30, 2004, the date of the stock redemption and exchange agreement. Our prior investment in the Indonesian subsidiary through April 30, 2004 was re-measured into the U.S. dollar and the book value of the assets and liabilities of this operation at June 30, 2004 approximated its fair value. For the years ended June 30, 2005 and 2004, the foreign exchange included in the determination of net loss was approximately $0 and $12,130, respectively.

Risks Affecting Forward Looking Statements and Stock Prices

In addition to those matters already set forth in Item 1, Business, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, our operating results and financial position may be adversely affected or fluctuated, on a quarterly basis, as a result of the following general factors: (1) increases in raw latex and poly vinyl chloride pricing can adversely affect our earnings; (2) a decline in the demand for our products and the ability of our customers to meet their financial obligations; (3) competition from other companies, some of which are larger and more diversified than us; (4) anticipated acquisition cost saving projections can be no assurance that such cost savings will be achieved; (5) increased competition with respect to pricing would reduce future revenues; (6) ability to maintain a substantial credit facility to fund the current business and future opportunities and other items discussed below and the pricing of such a facility. Moreover, the following additional factors may result in us not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risks may not be exhaustive.

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

Financing. Our credit facility with Greenfield Commercial Credit, LLC, which was due to expire in September 9, 2005, has been renewed with new terms. The amended loan and security agreement terms and conditions include for a credit line of up to $5,000,000 of borrowings versus $3,000,000 of borrowings. Advances under it are subject to numerous objective and certain subjective contingencies not fully within our control. There can be no assurances that such a credit facility will cover all of our needs.

On October 3, 2005, we announced a private placement of $1.2 million in Secured Notes effective September 29, 2005. The Secured Notes bear interest as a rate of 7% per annum with a maturity date of two years after the date of the issuance.

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

Dependence on Rubber Harvest and Latex Concentrate. Our ability to purchase our latex products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others and us into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. During the year ended June 30, 2005, the price of latex concentrate remained constant from our fiscal year ended June 30, 2004. There can be no assurance that we will not experience similar margin pressures in the future or that we will be able to pass on these increased costs in the future to our customers.

Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of our supply of glove products.

Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, China and Thailand, have experienced significant fluctuations against the U.S. dollar. The WRP Asia Indonesian factory maintains its books in the Indonesian currency, the Rupiah, and reports its Indonesian income taxes with Rupiah financial reports. The Indonesian Rupiah experienced volatile currency fluctuations against the U.S. dollar, which caused significant income tax adjustments in 1999. Foreign currency exchange volatility may continue and could cause us to incur significant price fluctuations to us in the future with respect to Indonesian-sourced product.

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

Downward pressure on our gross margins may be mitigated by other factors, such as a reduction in product costs and/or an increased percentage of new product sales from higher gross margin products, such as powder-free and synthetic gloves. We are aiming to reduce our product costs and to increase our percentage of net product sales from powder-free, synthetic gloves, and complimentary products. However, there is no assurance that these efforts will be successful.

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

Our inability to achieve these and other objectives could limit future growth and have an adverse effect on both us and our future operating results. In addition, the pressure to develop and enhance products and to establish and expand markets may cause our selling, general, administrative and other expenses to increase, which could also have an adverse effect on us and our future operating results. In addition, to the extent that customers seek to focus primarily on price, versus factors such as service and quality, margins of product sales could compress substantially.

Competition. The various markets in which we operate are becoming increasingly competitive as a number of other companies develop and sell products that compete with our products in these markets. Certain of these competitors have significantly more financial and technical resources than us. We face additional competitive factors besides price, such as product quality, timeliness of delivery, service and the size and reliability of the manufacturer. These competitive factors may result in, among other things, price discounts by us and sales lost by us to competitors that may adversely affect our future operating results.

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

Reliance Upon Significant Contracts and Customers. During the year ended June 30, 2005, 89.1% of net sales came from several of our national customers. The loss of these national customers could have a materially adverse impact on us.

Excess or Obsolete Inventory. Managing our inventory of various size mix and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining excess inventory. Other factors, including changes in market demand and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect our operating results.

Hiring and Retention of Employees. Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees could have an adverse effect on our operating results. In addition, we may experience increased compensation costs in order to compete for skilled employees.

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

Governmental Regulations. Our products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly to safety and adherence to Quality System Regulations (“QSR’s”) for medical devices. In the United States, examination gloves are classified as a Class I medical device product regulated by the FDA. Noncompliance with these FDA regulations can result in administrative enforcement, such as warning letters, import alerts, administrative detention or in civil penalties, product bans and recalls. Periodically, the FDA inspects shipments of medical gloves as they arrive in the United States ports.

The FDA inspections and reviews may cause delays in product delivery and this can result in a loss or delay in recognition of sales and income by us. In addition, the FDA may inspect the manufacturing facilities for compliance with QSR’s, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. Failure to comply with regulatory requirements could have a material adverse effect on our business financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

      During the process of responding to a recent SEC comment letter, the Company's management identified an error which lead to the identification of a material weakness within the Company's financial reporting and disclosure controls.

     The error relates to the Company's accounting and disclosure of the reverse three for one stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. The Company incorrectly included potential common shares in the denominator of a diluted per-share computation that resulted in the disclosure of an antidilutive per share amount, which is not the equivalent of a diluted earnings per share disclosure. Additionally, in connection with the reverse three for one stock split, the Company failed to retroactively adjust its loss per share amounts to reflect the stock split. It should be noted, however, that the Company's failure to accurately report its basic and diluted net loss per share did not have any affect on the Company's cash balance for the applicable periods.

      The material weakness relates to the lack of formal policies and procedures related to the financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

•	Develop a formal policy/procedures manual for the financial statement reporting and regulatory filing process
•
Develop monthly, quarterly and annual closing procedures checklists and "close" binders. These binders should include a draft of the financial statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements)

•	Utilize a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included
•	Prepare white papers to address the accounting for any new account pronouncements and any existing and/or new complex or unusual accounting transactions
•	Documented detail reviews by management and others of regulatory filings and financial statements
•	Implement training programs for technical accounting areas and SEC reporting requirements
•	Continue to consider with outside legal counsel the filing of an 8-K upon the signature of any agreements made on behalf of the Company

               There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         The Company filed a Form 8-K announcing the completion of a private placement of $1.2 million in subordinated promissory notes and the renewal and amendment of its line of credit with Greenfield Commercial Credit, LLC on October 7, 2005.  The subordinated debt offering and amendment of the line of credit was effective September 30, 2005 and, accordingly, the Form 8-K should have been filed on or prior to October 6, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information with respect to this item related to our executive officers appears at the end of Part I to this Form 10-K.

Directors

      At October 13, 2005, our board of directors consists of the following members and are divided into the following three classes:

Class 1 Directors

Name	Age	Director Since
Anthony F. Alibrio, Sr.	61	2004
Don L. Arnwine	72	1995

Class 2 Directors

Name	Age	Director Since
George Jeff Mennen	64	1994
Robert J. Simmons	62	1995

Class 3 Directors

Name	Age	Director Since
Richard J. Swanson	69	1998
Alan E. Zeffer	52	2004

The Class 2 Directors elected at our 2005 Annual Meeting have a term continuing until the third annual meeting following their election. The terms of the current Class 3 and Class 1 Directors expire at the 2006 and 2007 annual meetings, respectively.

The following sets forth brief statements of the principal occupations and other biographical information of each of the directors.

George Jeff Mennen was elected to the Board of Directors on October 12, 1994. For over five years, Mr. Mennen has headed the G.J. Mennen Group, a consulting firm specializing in family-owned businesses. Mr. Mennen had a distinguished career at the Mennen Company, including being the Vice Chairman of that company. The Mennen Company was founded by Mr. Mennen’s great grandfather in 1878 and remained privately owned until it was sold in 1992 to Colgate-Palmolive.

Richard J. Swanson was elected to the Board of Directors in June 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company that focuses on strategic coaching and corporate troubleshooting for CEO’s of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado-based companies: Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

Alan E. Zeffer was elected to the Board of Directors in May 2004. He currently is our President and Chief Executive Officer. He joined us in April 2001. Prior to joining us, Mr. Zeffer was Managing Partner for Quest Capital Corporation, a corporate finance advisory firm that he founded in 1993. He also served as Treasurer for Sybron International Corp from 1987 until 1993. Mr. Zeffer is a director of Universal Automotive Industries, Inc.

Anthony F. Alibrio, Sr. was elected to the Board of Directors in May 2004. He is currently President Emeritus of Sodexho Marriot, Inc’s Health Care Division. Sodexho is the leading food and facilities management services company in North America. Mr. Alibrio has over 37 years experience in both health care and foodservice. As the President of Sodexho Marriott, Inc.’s Health Care Division, he led an organization with $3.2 billion in revenue that provided services to over 1,000 hospitals and long-term care institutions.

Code of Business Ethics

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. We will provide to any person without charge, upon request, a copy of our Code of Business Ethics. Requests for a copy of our Code of Business Ethics should be made to our Corporate Secretary at 80 Internationale Boulevard, Unit A, Glendale Heights, IL 60139.

Audit Committee Financial Expert

The Board has determined that one of the members of the Audit Committee, Richard J. Swanson, qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on his work experience and education.

The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Don L. Arnwine, Richard J. Swanson and George Jeff Mennen.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in their beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the SEC under section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Company, and representations of certain of the Company's directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

All directors who were not also our executive officers, which group is comprised of Don L. Arnwine, George Jeff Mennen, Richard J. Swanson, Robert J. Simmons, and Anthony F. Alibrio, Sr., receive (1) an annual Board member retainer of $5,000; (2) compensation of $1,000 for each Board meeting attended; (3) $500 for each committee meeting attended; and (4) an annual committee member retainer of $1,000. The non-executive chairman will receive an additional annual retainer of $5,000, and the chairman of the Audit Committee will receive an additional annual retainer of $3,000. Each new director is presently entitled to receive stock options under our Omnibus Equity Compensation Plan to purchase 2,000 shares of our common stock in connection with the election and qualification of such director. Under the terms of the Plan, the Compensation Committee shall determine (a) the exercise price of each director option, provided that the exercise price may not be less than the lowest fair market value of our common stock during the six months preceding the election and qualification of such director and (b) the term and vesting criteria for such option. There were no options granted to our directors during the fiscal year ended June 30, 2005. Additionally, all directors are reimbursed for expenses incurred in attending Board and committee meetings.

Executive Compensation

The following table discloses the compensation paid by us for services rendered to us during the fiscal years ended June 30, 2005, 2004, and 2003, to (i) our Chief Executive Officer and (ii) our single other executive officer at June 30, 2005, whose aggregate annual salary and bonus exceeded $100,000 for the 2005 fiscal year (the "named executive officers").

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Stock Options	All Other Compensation
Alan E. Zeffer, President and CEO	2005 2004 2003	$ $ $	206,000 185,000 185,000	$ $	33,945(1) -- 28,000	-- -- --	-- 20,000 6,667	$ $ $	19,200(2 19,200(2 19,200(2	) ) )
Deborah J. Bills, CFO (3)	2005 2004	$ $	115,408 93,166		-- --	-- --	-- 20,000		-- --

(1) The bonus recorded was issued to Alan E. Zeffer as common stock of the Company and was based upon a closing stock price of $3.10 on the date of grant, as reported by the Nasdaq SmallCap Stock Market.

(2) Includes housing, automobile and other expenses, as described below under the section "Employment Agreements."

(3) Ms. Bills became an executive officer with her appointment as the Company's Chief Financial Officer, Secretary and Treasurer on May 1, 2004.

Employment Agreements

On October 1, 2002, we entered into an employment agreement with Alan E. Zeffer, our President and Chief Executive Officer (the "Zeffer Agreement"). The Zeffer Agreement had an initial term of one year, but automatically renewed for additional one year terms unless advance notice was provided. The Zeffer Agreement was most recently renewed on August 19, 2004. The Zeffer Agreement provides for (i) Mr. Zeffer to serve as our Chief Executive Officer; (ii) a base salary originally of $140,000 per annum (which was been increased by the Compensation Committee to $185,000 for fiscal 2004 and to $205,000 for fiscal 2005); (iii) housing expenses not to exceed $1,200.00 per month; (iv) a $400.00 per month automobile allowance; and (v) nonqualified stock options to be determined by the Compensation Committee. The Zeffer Agreement also provides for an incentive bonus equal to 25% of Mr. Zeffer's base salary, subject to achievement of certain predetermined goals set by Mr. Zeffer and the Compensation Committee. Additionally, the employment agreement provides that the executive officer is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company's other employees. Pursuant to the employment agreement, Mr. Zeffer has agreed not to solicit the Company's customers, clients and other business contacts or encourage them to terminate their relationship with the Company during employment and for a period of two years thereafter. Moreover, Mr. Zeffer has agreed not to (a) solicit the Company's employees or encourage them to terminate their relationship with the Company or (b) compete with the Company during employment and for a period of one year following termination of employment. Finally, Mr. Zeffer has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets during the term of employment and thereafter.

Option Grants During the Year June 30, 2005

No stock options were granted to the named executive officers of the Company during the fiscal year ended June 30, 2005.

Aggregate Option Exercises During the Year Ended June 30, 2005, and Fiscal Period-End Option Values

The following table provides certain information regarding the value of unexercised options held by the named executive officers at June 30, 2005 and the value realized upon exercise of options during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money-Options at Fiscal-Year End ($) Exercisable/Unexercisable (1)

Alan E. Zeffer	0	0	50,000 / 0	128,601 / 0
Deborah Bills	0	0	16,192 / 0	42,289 / 0

(1) Calculated based on a closing sale price of $4.17 per share on June 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 13, 2005, by: (i) each director; (ii) each named executive officer; (iii) each person whom we know beneficially owns in excess of five (5%) percent of the outstanding shares of our common stock; and (iv) all directors and executive officers, as a group.

The following table is based on information supplied to the Company by the directors, officers and shareholders described above. The Company has determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of October 13, 2005 are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 1,625,406 shares of common stock outstanding and stock options as of October 13, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Voting Stock

Common Stock Common Stock	George Jeff Mennen George Jeff Mennen	30,000[1] 3,333	33,333	2.1%
Common Stock Common Stock	Robert J. Simmons Robert J. Simmons	30,000[1] 1,666	31,666	1.9%
Common Stock Common Stock	Don L. Arnwine Don L. Arnwine	30,000[1] 1,000	31,000	1.9%
Common Stock Common Stock	Richard J. Swanson Richard J. Swanson	29,000[1] 2,000	31,000	1.9%
Common Stock	Anthony L. Alibrio, Sr.	20,000[1]	20,000	1.2%
Common Stock Common Stock	Alan E. Zeffer Alan E. Zeffer	50,000[1] 10,950	60,950	3.7%
Common Stock	Deborah J. Bills	16,192[1]	16,192	1.0%

Common Stock	Total Executive Officers & Directors as a group (7 persons)	205,192[1] 18,949	224,141	13.8%
_______________
1Represents shares to be issued upon exercise of options to purchase common stock granted under our Omnibus Equity Compensation Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	282,004	$1.81	184,663
Equity compensation plans not approved by shareholders	-	-	-
Total	282,004	$1.81	184,663

The equity compensation plans approved by our shareholders consists solely of our Omnibus Equity Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2005, we received consulting services from Healthcare Alliance, Inc. (“Alliance”), a company 60% owned by Robert J. Simmons, one of our directors. We engaged Alliance to assist us in marketing our products with the express purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $36,000 during the year ended June 30, 2005, for its services. We expect to continue to retain Alliance during fiscal 2006. We believe that the terms for the purchase of services from Alliance are no less favorable to the Company than could have been obtained from an unaffiliated party.

ITEM 14.  PRINCIPAL FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees the Company was billed for audit and non-audit services rendered by the Company's auditors, Grant Thornton LLP, during fiscal 2005 and 2004:

Service Type	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$211,828	$212,950
Audit-Related Fees	--	--
Tax Fees (2)	42,500	$38,300
All Other Fees	--	--
Total Fees Billed	$254,328	$251,250

(1)
Includes fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended June 30, 2005 and June 30, 2004; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)	Primarily consists of fees for the preparation of statutory tax returns and other tax assistance in foreign jurisdictions.

The Audit Committee of the Board considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of Grant Thornton LLP.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

Since the effective date of the SEC rules requiring pre-approval of non-audit services on May 6, 2003, each new engagement of the Company's independent auditors to perform non-audit services has been approved in advance by the Audit Committee or the Chairman of the Audit Committee pursuant to the foregoing procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements.

A list of financial statements for the Company is contained in “Index to Financial Statements of AHPC Holdings, Inc” on page F-1.

2.	Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm

3.  Exhibits. The following exhibits are included with this report:

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.1 to the Company’s Form S-1 Registration Statement (Registration No. 33-36206).

3.2
Certificate of Amendment to Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.2 to the Company’s Form S-1 Registration Statement (Registration No. 33-36206).

3.3
Certificate of Amendment to Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.3 to the Company’s form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

3.4
Articles of Amendment to Certificate of Incorporation, incorporated herein by reference to Exhibit 10.42 included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (File No. 0-17458).

3.5	Bylaws of the Company, incorporated herein by reference to Exhibit No. 3.4 to the Company’s Form S-18 Registration Statement (Registration No. 33-23164-FW).

3.6	Amendment to Bylaws of the Company, incorporation herein by reference to Exhibit 3.5 to the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

10.1	Warrant Agreement with The Liberty National Bank & Trust Company, incorporated by reference to Exhibit No. 4.2 to the Company’s Form S-1 Registration Statement (Registration No. 33-36206).
10.2	Warrant, incorporated by reference to Exhibit No. 4.3 to the Company’s Form S-1 Registration Statement (Registration No. 33-36206).

10.3
Debenture and Warrant Purchase Agreement dated October 12, 1994, between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for Christina M. Andrea incorporated herein by reference to Exhibit 10.37 included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.4
Debenture and Warrant Purchase Agreement dated October 12, 1994, between the Company and Wilmington Trust Company and George Jeff Mennen as Co-Trustees U/A dated 11/25/70 with George S. Mennen for John Henry Mennen incorporated herein by reference to Exhibit 10.38 included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (File No. 0-17458).

10.5*
Amended and Restated Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10.43 included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (File No. 0-17458).

10.6
Loan and Security Agreement dated as of December 1, 1998, between General Electric Capital Corporation and American Health Products Corporation, incorporated herein by reference to Exhibit 10.44 included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (File No. 0-17458).

10.7	GE Waivers and Amendments to the Loan and Security Agreement dated as of December 1, 1998.
10.8*
Employment Agreement between AHPC Holdings, Inc. and Alan Zeffer dated October 1, 2001 incorporated by reference in Exhibit 10.46 included in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2002 (File No. 0-17458).

10.9
Loan and Security Agreement dated as of September 9, 2004 between AHPC Holdings, Inc. and Greenfield Commercial Credit, L.L.C. incorporated by reference to the Company's Form 8-K filed on September 17, 2004.

10.10	Second Amendment to Loan and Security Agreement dated as of September 9, 2005 by and among Greenfield Commercial Credit L.L.C., AHPC Holdings and American Health Products Corporation.
10.11	Amended and Restated Revolving Credit Loan Note dated September 9, 2005 in the principal amount of $5,000,000 made payable to Greenfield Commercial Credit, L.L.C.
21	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, the Company's Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
* Management contract or compensatory plan or arrangement.
** This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act  of 1934, as amended, or incorporated by reference into any filing under the Securities Act  of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)     Exhibits.

          The response to this portion of Item 15 is submitted as a separate section of this report.

(c)     Financial Statement Schedules

          The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGISTRANT:

     AHPC HOLDINGS, INC

Date: October 14, 2005                                                     By: /s/ Deborah J. Bills
                   Deborah J. Bills, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date: October 14, 2005	By: /s/ Alan E. Zeffer Alan E. Zeffer, President and Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2005	By: /s/ George Jeff Mennen George Jeff Mennen, Director and Chairman of the Board of Directors

Date: October 14, 2005	By: /s/ Richard J. Swanson Richard J. Swanson, Director
Date: October 14, 2005	By: /s/ Robert J. Simmons Robert J. Simmons, Director

Date: October 14, 2005	By:/s/ Don L. Arnwine Don L. Arnwine, Director
Date: October 14, 2005	By: /s/ Anthony F. Alibrio, Sr. Anthony F. Alibrio, Sr., Director

Date: October 14, 2005	By: /s/ Deborah J. Bills Deborah J. Bills, Chief Financial Officer (Principal Financial and Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS
AHPC HOLDINGS, INC. AND SUBSIDIARY
JUNE 30, 2005, 2004 AND 2003

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of
American Health Products Corporation

We have audited the accompanying consolidated balance sheets of American Health Products Corporation (A Maryland corporation) and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three years ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company has restated certain basic and fully diluted per share disclosures for fiscal 2004 and 2003 to appropriately reflect the impact of a reverse 3 for 1 stock split and the incorrect disclosure of anti-dilutive per share amounts (see note O).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Health Products Corporation and Subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the three years ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $1,151,549 for the year ended June 30, 2005. Recurring losses, among other factors, as discussed in Note B to the financial statements, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Chicago, Illinois
October 13, 2005

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$16,434	$359,012
Accounts receivable - trade, net of allowance for
doubtful accounts of $336,351 at June 30, 2005
and $319,851 at June 30, 2004	1,844,349	1,823,149
Inventories, net	4,992,385	6,694,430
Prepaid expenses	488,733	425,301
Other receivables	4,694	5,193

Total current assets	7,346,595	9,307,085

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,617,934	2,621,109
Building improvements	25,866	14,310

Total property, plant and equipment	2,643,800	2,635,419

Less accumulated depreciation and amortization	2,307,985	2,028,981

Property, plant and equipment, net	335,815	606,438

OTHER ASSETS
Other assets	1,108	69,595

Total other assets	1,108	69,595

	$7,683,518	$9,983,118

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS - CONTINUED
June 30,

LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004

CURRENT LIABILITIES
Accounts payable - trade	$2,364,366	$2,349,617
Trade notes payable to bank	783,806	1,812,890
Other notes payable	8,803	37,054
Accrued rebates	231,755	289,010
Accrued expenses	644,888	931,832

Total current liabilities	4,033,618	5,420,403

DEFERRED RENT	45,950	-

DEFERRED TAX LIABILITIES	308,291	725,972

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Series A convertible preferred stock, $0.01 par value;
220,000 shares authorized, 59,350 issued and outstanding at
June 30, 2005 and none issued and outstanding at June 30, 2004	594	-
Common stock, $.03 par value; 3,333,333 shares
authorized; 1,285,052 shares issued; 1,160,787 share outstanding at June 30, 2005 and 1,108,452 shares issued; 984,187 shares
outstanding at June 30, 2004	38,551	33,037
Additional paid-in capital	18,525,456	17,778,099
Accumulated deficit	(9,262,766)	(7,968,217)
	9,301,835	9,842,919
Less common stock in treasury, at cost, 124,265 shares
on June 30, 2005. and June 30, 2004.	6,006,176	6,006,176

Total shareholders’ equity	3,295,659	3,836,743

	$7,683,518	$9,983,118

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended June 30, 2005, 2004 and 2003

	Fiscal Year Ended
	2005	2004	2003

Net sales	$26,553,241	$36,560,430	$36,988,567

Cost of goods sold	20,262,889	30,533,366	31,251,419

Gross profit	6,290,352	6,027,064	5,737,148

Operating expenses
Selling, general and administrative	7,673,830	9,133,914	8,939,480

Loss from operations	(1,383,478)	(3,106,850)	(3,202,332)

Other Income and (Expense)
Interest expense	(142,415)	(197,044)	(174,874)
Other income	(8,816)	101,405	507,786
Impairment Loss	-	-	(1,042,094)

Loss from operations before provision
for (benefit from) income taxes
and minority interest	(1,534,709)	(3,202,489)	(3,911,514)

Provision for (benefit from) income taxes	(383,160)	(109,860)	1,898,169

Loss from operations before minority
interest	(1,151,549)	(3,092,629)	(5,809,683)

Minority interest in loss of subsidiary	-	(242,686)	(249,914)

NET LOSS	$(1,151,549)	$(2,849,943)	$(5,559,769)

Basic net loss per common share	$(1.13)	$(2.97)	$(2.51)
			(as restated )

Diluted net loss per common share	$(1.13)	$(2.97)	$(2.51)
		(as restated )	(as restated )

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Fiscal Years ended June 30, 2005, 2004 and 2003

								Retained
	Series A				Series A		Additional	earnings	Treasury
	Common Stock		Common Stock		Preferred Stock		paid-in	(accumulated	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)	Amount	Equity

Balance, June 30, 2002	1,252,538	$12,525	5,803,692	$58,037	-	$-	$17,942,471	$441,493	$(1,618,376)	$16,836,150

Net loss	-	-	-	-	-	-	-	(5,559,769)	-	(5,559,769)
Common stock repurchases	-	-	-	-	-	-	-	-	(10,800)	(10,800)

Balance, June 30, 2003	1,252,538	$12,525	5,803,692	$58,037	-	$-	$17,942,471	$(5,118,276)	$(1,629,176)	$11,265,581

Net loss	-	$-	-	$-	-	$-	$-	$(2,849,941)	-	$(2,849,941)
Stock Redemption & Exchange		(12,525)		(25,000)			(174,372)		(4,377,000)	(4,588,897)
Warrants Exercised							10,000			10,000
Reverse Stock Split (3-1)	(835,025)		(3,861,907)							-
Common stock repurchases	(417,513)	-	(833,333)	-		-	-	-		-

Balance, June 30, 2004	-	$-	1,108,452	$33,037	-	$-	$17,778,099	$(7,968,217)	$(6,006,176)	$3,836,743

Net loss	-	$-	-	$-	-	$-	$-	$(1,151,549)	$-	$(1,151,549)
Issuance of Series A Convertible Preferred Stock					220,000	2,200	569,800			572,000
Discount on Series A Convertible Preferred Stock							143,000	(143,000)		-
Series A Preferred Share Conversions to Common Stock			160,650	5,036	(160,650)	(1,606)	(3,430)			-
Issuance of Common Shares			15,950	478			37,987			38,465

Balance, June 30, 2005	-	$-	1,285,052	$38,551	59,350	$594	$18,525,456	$(9,262,766)	$(6,006,176)	$3,295,659

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended June 30, 2005, 2004 and 2003

	Year Ended
	2005	2004	2003
Cash flows from operating activities
Net loss	$(1,151,549)	$(2,849,943)	$(5,559,769)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	302,739	350,069	1,848,325
Impairment of Goodwill	-	-	1,042,094
Provision for doubtful accounts	16,500	(13,774)	183,625
Deferred income taxes	(417,681)	593,795	3,269,913
Loss on disposal of property, plant and equipment	1,120	-	7,486
Deferred rent expense	45,950
Changes in operating assets and liabilities
Accounts receivable - trade	(37,700)	137,781	2,345,593
Inventories, net	1,702,045	906,456	(289,687)
Prepaid expenses	(63,432)	50,346	217,030
Other assets	68,986	-	(1,272,574)
Accounts payable - trade	14,749	1,194,830	477,785
Accrued rebates	(57,255)	73,536	(220,859)
Accrued expenses	(286,944)	(103,697)	555,024
Amounts due to and from affiliates	-	-	1,280,764

Net cash provided by operating activities	137,528	339,399	3,884,750

Cash flows from investing activities
Capital expenditures	(33,536)	(15,915)	(365,088)
Proceeds on sales of property, plant and equipment	300	-	-
Minority interest in subsidiary	-	-	(333,914)

Net cash used in investing activities	(33,236)	(15,915)	(699,002)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(23,664,622)	(24,700,175)	(31,360,509)
Gross borrowings on trade notes payable to bank	22,635,538	24,307,543	28,166,687
Gross payments on notes payable	(216,440)	(314,396)	(280,706)
Gross borrowings on notes payable	188,189	321,607	268,581
Proceeds from issuance of series A convertible preferred stock	572,000
Proceeds from issuance of common stock	38,465	-	(10,800)

Net cash used in financing activities	(446,870)	(385,421)	(3,216,747)

Net decrease in cash and cash equivalents	(342,578)	(61,937)	(30,999)

Cash and cash equivalents, beginning of period	359,012	420,949	451,948

Cash and cash equivalents, end of period	$16,434	$359,012	$420,949

Supplemental disclosure of cash flow information

Redemption of common shares	$-	$(211,897)	$-
Interest Paid	$141,972	$119,416	$144,064
Income Taxes Paid	$1,384	$4,228	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AHPC Holdings, Inc (formerly WRP Corporation) (the “Company”) is a leading marketer of medical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation (“AHPC”). The Company was incorporated in Maryland in December 1995.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AHPC Holdings, Inc. and AHPC for all periods presented and includes PT Buana Multicorpora Indonesia (“PT Buana”) through April 30, 2004, the effective date of the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd (“WRP Asia”) (refer to Note B). All significant intercompany transactions through the period of sale have been eliminated.

Cash and Cash Equivalents

The Company considers cash in banks and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2005 and 2004, the Company had approximately $97,383 and $259,012, respectively, on deposit at one financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs a periodic evaluation of this institution for relative credit standing and has not experienced any losses in connection with the excess amounts on deposit at their institution.

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the foodservice, non-acute medical, dental and retail industries. Credit is extended based on an evaluation of a customer’s financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories

Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. The Company established inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company’s inventories and cost of product sold. The Company records provisions for excess and obsolete inventories based upon the difference between the cost of inventory and its estimated realizable value using assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management. Inventories consist of the following at June 30, 2005 and 2004:

	2005	2004
Finished goods	$5,218,326	$6,985,675
Reserves	$(225,941)	$(291,245)

Total	$4,992,385	$6,694,430

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are accounted for using both the straight-line and accelerated methods over lives ranging from 2 to 7 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. The useful lives of property, plant and equipment at June 30, 2005 and 2004 are as follows:

Useful lives
Equipment, furniture and fixtures	2-7 years
Building improvements	5 years

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books, and the net gain or loss is included in the determination of income.

Goodwill and Intangibles

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS No. 142 in fiscal 2003, the Company discontinued the amortization of goodwill. In addition, useful lives of intangible assets with finite lives were reevaluated upon adoption of SFAS No. 142.

When applicable, goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carry value. As of June 30, 2003, the Company evaluated the goodwill of the AHPC reporting unit using a discounted cash flows method. As a result of this analysis, the Company recorded an impairment charge of $1,042,094 for 2003 which reduced the balance of goodwill at June 30, 2003 to $0.

Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in assessing. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with SFAS No.144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped from the Company’s warehouse or upon the customer’s pick-up receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

The Company records a liability for rebates and sales discounts in accordance with the terms of such rebate or discount as contracted for by the Company and its customers.

Shipping and Handling

The Company records gross shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs on all orders under the Company’s 60 cases minimum requirement. The Company's shipping and handling costs totaled $274,000, $271,820 and $469,666 during the fiscal years ended 2005, 2004 and 2003, respectively.

Income Taxes

The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period. Due to the uncertainty of the realization of the Company's net deferred tax asset, the Company has recorded a valuation allowance against it.

Net Loss per Common Share

Basic earnings per share (“EPS”) amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents). Dilution is not applicable during the loss years presented.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss per Common Share - Continued

The net loss available to common shareholders, weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2005 and 2004, and 2003, are as follows:

	2005	2004	2003

Net Loss	$(1,151,549)	$(2,849,943)	$(5,559,769)

Discount on Preferred Stock/Beneficial Conversion	(143,000)	-	-

Net Loss available to common shareholders	$(1,294,549)	$(2,849,943)	$(5,559,769)

	Year ended
	June 30,
	2005	2004	2003
Basic weighted-average number of common shares outstanding	1,143,887	960,066	2,210,911
Dilutive effect of common share equivalents	-	-	-
Diluted weighted-average number of common shares outstanding	1,143,887	960,066	2,210,911

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

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

The Company’s current assets and current liabilities include cash and cash equivalents, receivables, inventories, accounts payable, and trade note payable to the bank. The carrying amount of such financial instruments approximates estimated fair values based on the attribute of the instrument or its quoted price.

Foreign Currency

Gains and losses from foreign currency transactions stemmed from the Company's ownership interest in PT Buana and, accordingly, are included in net loss in the period in which they occur through April 30, 2004 (refer to Note B). For the years ended June 30, 2005, 2004 and 2003, the foreign exchange loss included in the determination of net loss was $0, $(12,130) and $(18,355), respectively.

The Company does not use any derivative or financial instruments to manage its foreign currency exchange exposure. Due to the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd (“WRP Asia”) (refer to Note B) the Company was subject to foreign currency fluctuation risk in the regular course of its business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency through April 30, 2004.

Litigation

The Company is engaged in various lawsuits either as plaintiff or defendant involving product liability. In the opinion of management, the ultimate outcome of these lawsuits will not have a material impact on the Company’s consolidated financial statements (refer to Note G). The Company expenses legal costs related to such litigation as the costs are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options and warrants issued to employees and directors. See Note H for additional information regarding the Company's compliance with APB Opinion No. 25. Exercise prices for options to purchase shares of the Company's common stock granted under the Company's option plan were not less than fair market value of the Company’s common stock on the date of grant.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.  The table below contains restated basic and dilutive net loss per share information for the fiscal years ended June30, 2004 and 2003 (refer to Note O).

	For the Fiscal Years Ended June 30,
	2005	2004	2003

Net loss available to common shareholders (refer to Net Loss per Common Share in Note A)	$(1,294,549)	$(2,849,943)	$(5,559,769)

Deduct: total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	38,322	90,636	53,712

Pro forma net loss	$(1,332,871)	$(2,940,579)	$(5,613,481)

	2005	2004	2003
Net loss per share
Basic - as reported	$(1.13)	$(2.97)	$(2.51)
			(as restated)
Basic - pro forma	$(1.17)	$(3.06)	$(2.54)
			(as restated)

Dilutive - as reported	$(1.13)	$(2.97)	$(2.51)
		(as restated)	(as restated)
Dilutive - pro forma	$(1.17)	$(3.06)	$(2.54)
		(as restated)	(as restated)

Employee Benefit Plans

All employees of the Company who have completed 30 days of service are eligible to participate in the AHPC Holdings, Inc. 401(k) Profit Sharing Plan & Trust. Participants in such plan are allowed to contribute up to 15% of their annual compensation, and the Company will match up to the first 8% of the participants’ contributions. All contributions are made to a trust, which are held for the sole benefit of the participant. During the fiscal years ended June 30, 2005, 2004 and 2003, the Company contributed to the plan $49,833, $37,960 and $24,464, respectively. The Company’s expense, relating to the plan’s administration, for those years was $6,850.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Internal Use Software Costs

The Company has capitalized or expensed as incurred certain internal use software costs as appropriate. As of June 30, 2005, 2004 and 2003, the net book value of capitalized software was $274,143, $517,034 and $757,605, respectively. These capitalized costs are included in Property, Plant and Equipment in the accompanying financial statements and are being amortized over seven years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has granted stock options to its employees in connection with the provisions of services. Accordingly, SFAS 123 requires the Company to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, the Company will be required to record this compensation expense in its results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for the Company beginning the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123R on its financial position and results of operations.  We have adopted the provisions of SFAS 123R using the modified prospective method.  We determined that the adoption of this standard will not have a material impact on our financial statements.

Reclassification

Certain prior-period balances have been reclassified to conform with the current-year presentation.

NOTE B - LIQUIDITY & THE STOCK REDEMPTION TRANSACTION

Going Concern

The Company has experienced recurring net losses of $1.152 million, $2.850 million and $5.560 million during the fiscal years ending June 30, 2005, 2004, and 2003, respectively. Although, the Company has benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in the Company’s results of operations.

Despite the negative cash flow, the Company has been able to secure both short-term and long-term financing to support future operations (refer to Note P). The Company believes that this short-term and long-term financing will be sufficient to support the company’s liquidity through June 30, 2006, depending on operating results and the continued trade support. The Company has reduced significant operating expenses this fiscal year and plans on continuing the cost reduction efforts during fiscal 2006. The Company expects to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized during such period. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to the Company, or that the terms of any additional financing will be favorable to the Company.

The Company's independent registered public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements.

As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company (refer to Note F). On September 9, 2005, the Company renewed this credit facility for another one year term with an option to automatically extend the credit facility for an additional one year term (refer to Note P).

NOTE B - LIQUIDITY & THE STOCK REDEMPTION TRANSACTION - Continued

WRP Asia Financial Restructuring

On July 8, 2003, WRP Asia announced the completion of its financial restructuring, which included restructuring and reducing WRP Asia’s debt position and obtaining additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including the Company’s intercompany debt in the short term.

On November 3, 2003, the Company announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Company completed the redemption from WRP Asia, which became effective on April 30, 2004, pursuant to the stock redemption and exchange agreement with WRP Asia. Through this transaction the Company redeemed 417,513 shares of its Class A Common Stock and 833,333 shares of its Class B Common Stock, which comprised all of WRP Asia's holdings at the effective date of the redemption. These share amounts reflected the 1 for 3 reverse stock split which was effective as of January 20, 2004. Collectively, these shares represented approximately 53.2% of the Company’s outstanding capital stock on the effective date of the redemption. As consideration for the redemption, the Company conveyed to WRP Asia, its 70% ownership interest in PT Buana and forgave all indebtedness owing to the Company from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchases of product. The Company also entered into a five (5) year supply agreement whereby the Company agreed to purchase certain minimum quantities of its latex glove needs from WRP Asia. In connection with the redemption, the Company received a fairness opinion from an independent professional valuation firm that the transaction was fair to the Company’s stockholders. On the closing of the transaction, the three of the Company’s seven directors who were employees of WRP Asia resigned their positions as officers and directors of the Company.

As of April 30, 2004, the market value of the stock redeemed at the closing of the stock redemption was $4,377,000. The balance sheet amounts as of April 30, 2004 that related to our share of PT Buana financials were assets totaling $11,305,439 and liabilities of approximately $2,665,854. For fiscal 2005 the portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. The Company agreed to forgive all indebtedness owing to the Company or its subsidiaries from WRP Asia and from PT Buana equal to $1,401,322. The loss on this transaction was $174,361, and was recorded in Paid-in-Capital.

In connection with the redemption of WRP Asia, the Company also changed its name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004. Additionally, the Company’s NASDAQ trading symbol changed from WRPC to GLOV.

NOTE C - COMMON STOCK

On February 29, 2000, the Company approved a stock repurchase plan, which includes the repurchase of up to 10% of the Company’s issued and outstanding common stock. These purchases may be made in the open market up to an aggregate amount of 1,000,000 shares. The program is subject to market conditions and its impact on the Company's share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2005, 254,800 shares of public common stock have been repurchased by the Company as part of this plan.

As noted in Note B, on January 20, 2004, the Company’s Board of Directors approved a reverse stock split on a 1-for-3 basis, bringing the stock in compliance with Nasdaq listing requirements. All references to per share amounts have been restated for this reverse stock split transaction in all periods presented.

NOTE D - SERIES A CONVERTIBLE PREFERRED STOCK

On February 2, 2005, the Company completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the “Shares”) with a closing date of February 1, 2005. The Shares were issued at a discount price of $2.60 per share. The Shares may be converted on a one-for-one basis into the Company’s Common Stock. The Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Shares. As of June 30, 2005, 160,650 of Shares have been converted into shares of the Company’s common stock.

On February 3, 2005 the Company issued the placement company warrants to purchase 11,000 shares of the Company's Common Stock (refer to Note N).

The Company recorded the Series A Convertible Preferred Stock as a beneficial conversion feature to additional paid-in-capital and retained earnings. The shares were issued at a discount amount of $143,000.

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

The Shares are convertible into the Company’s Common Stock by the holders at anytime, or by the Company at anytime provided that the closing price of the Common Stock equals or exceeds 150% of the closing price per share of the Common Stock (i.e. $4.88 per share) for 21 consecutive trading days.

NOTE E - RELATED-PARTY TRANSACTIONS

During 2003, the amounts due to PT Buana of $5,586,321 were assigned to the Company in partial satisfaction of intercompany amounts due from PT Buana to the Company. During 2003, the Company entered into a formal agreement with WRP Asia to provide for full and complete right of offset of any trade payables due against amounts it owed to the Company. The Company had accounts payable to WRP Asia of $3,890,537 at June 30, 2003, primarily resulting from the purchase of inventories. See Note J for additional related-party transactions.

WRP Asia owns one of the largest glove manufacturing plants in Malaysia and principally manufactures high-quality, powder-free, latex exam gloves. During the years ended June 30, 2005, 2004 and 2003, total purchases of gloves from WRP Asia as a related party were $0, $0 and $3,355,310, respectively.

In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. (“Alliance”), a company 60% owned by Robert J. Simmons, one of the Company's directors. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $36,000, $184,612 and $170,439, during the years ended June 30, 2005, 2004 and 2003, respectively, for its services.

NOTE F - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consisted of the following as of June 30, 2005 and 2004, respectively:

 2005                                      2004
Notes payable to bank, net, bearing interest at the
prime rate plus 8.0% at June 30, 2005 and
commercial paper plus 4.5% at June 30,
2004 (5.54% at June 30, 2004):                                                               $ 783,805                            $ 1,812 890

Trade notes payable to bank consisted of amounts financed through letter of credit arrangements and a trade note payable which totaled $783,805 and $1,812,890 at June 30, 2005 and 2004, respectively.

NOTE F - TRADE NOTES PAYABLE TO BANK - Continued

As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC (Lender), a privately held commercial financing company. This asset based lending loan and security agreement includes a $3 million revolving line of credit, in which the Company may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. At anytime prior to maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination. At June 30, 2005, these bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. Refer to Note N for subsequent event. The Company has extended and amended the terms of the credit facility (refer to Note P).

As of June 30, 2004, the bank revolving line-of-credit agreement with GE Capital contained covenants that required, among other things, maintenance of financial ratios and limitations on borrowings, investments and capital expenditures. As a result of continued covenant violations, the Company entered into a forbearance agreement with its lender on March 12, 2003. The agreement had been extended to December 31, 2003 and was terminated on September 9, 2004 in connection with the termination of the revolving line-of-credit agreement.

As of June 30, 2005 and 2004, the Company was contingently liable for outstanding letter of credit liabilities totaling $1,052,337 and $0, respectively. As of June 30, 2005, the Company has $927,337 of contingent letters of credit liabilities outstanding, with Greenfield Commercial Credit, LLC, for inventory purchases. Also, included in the continent outstanding letters of credit is one stand by letter of credit for $125,000 which represents our warehouse and office space security deposit.

NOTE G - COMMITMENTS AND CONTINGENCIES

Litigation

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2005, the Company was involved in a total of nine lawsuits as a named defendant, a third-party defendant or an indemnitor. During the year ended June 30, 2005, the Company was named in no new lawsuits and was dismissed from or otherwise settled 14 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for or, if not provided for, are without merit, or involve such amounts that would not materially affect the Company’s results of operations or financial condition.

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Significant Customers

The following summary presents the total percentage of sales to the Company’s significant national customer group for the fiscal years ended June 30, 2005, 2004 and 2003. The customer group is comprised of approximately 60 independent customers.

	June 30,
	2005	2004	2003
Significant customer’s percentage of net sales	89.1	86.1	70.1

The Company’s significant national customer group ship products to numerous food-service facilities throughout the U.S. The ultimate end users of the Company’s products are those various food-service organizations and professionals who purchase the products from these distributors.

Operating Leases

The Company conducts all of its operations in leased facilities.

Total rent expense, net of rental income, included in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2005, 2004 and 2003, was $516,647, $532,605 and $569,548, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

Fiscal year ending June 30,
2006	$457,182
2007 2008	412,708 412,708
2009	412,708
2010 and thereafter	343,923
$2,039,229

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Purchase Commitments

On April 30, 2004, the Company entered into a five year supply agreement with WRP Asia. This agreement calls for the Company to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. The Company’s estimated 12 month liability, for 125 forty-foot containers. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less. The following summary presents approximate future minimum purchases required under the terms of the supply agreement:

Fiscal year ending June 30,
2006	$5,240,168
2007 2008	5,240,168 5,240,168
2009	4,401,743
$20,122,247

NOTE H - STOCK OPTION PLAN

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company’s Omnibus Equity Compensation Plan (the “Plan”), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the 3 for 1 reverse stock split effective on January 20, 2004, refer to Note B). Effective on February 29, 2000, the Board of Directors approved the repricing of all current director and employee options to $2.07, the closing market price on that date. This change requires the Company to use variable Plan accounting for future appreciation in stock prices. Effective June 13, 2005, the Board of Directors approved the immediate vesting of managements remaining stock options, dated February 20, 2004, as recognition for the Company’s performance. As a result 44,000 stock options were immediately vested. A summary of options outstanding under the Plan as of the respective dates shown below is as follows:

NOTE H - STOCK OPTION PLAN - Continued

	Outstanding	Weighted-Average
	options	Price	Expiration
Balance, June 30, 2002	720,193	$1.03
Grants	20,000	0.24
Rescissions/expirations	(199,877)	0.98	2004-2012
Balance, June 30, 2003	540,316	$1.02
Grants	146,000	1.13
Rescissions/expirations	(361,434)	0.92	2004-2012
Balance, June 30, 2004	324,882	$2.04
Grants	20,000	1.13
Rescissions/expirations	(62,878)	4.64	2004-2012
Balance, June 30, 2005	282,004	$1.81

The exercise price of the stock options granted in 2005, 2004 and 2003 was established at the market price on the date of the grants. The weighted-average fair value, at grant date, of the options granted during fiscal years 2005, 2004 and 2003 was $1.81, $2.04 and $1.02, respectively. On June 13, 2005 the Company granted immediate vesting to 44,000 options previously granted to management personnel, on February 20, 2004, as recognition for the Company’s performance over the twelve months prior to such date. Of the 282,004 options outstanding at June 30, 2005, all are currently exercisable. The Company has reserved an adequate number of shares of its common stock for issuance upon conversion of these options.

The Company accounts for employee stock options under APB Opinion No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25”as permitted under accounting principles generally accepted in the United States of America. No compensation cost has been recognized in the accompanying financial statements related to these options.

Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company’s pro forma net loss and pro forma diluted net loss per share for the years ended June 30, 2005, 2004 and 2003, would have been $(1,332,871), $(2,940,579), $(5,613,481), and $(1.17), $(3.06) and $(2.54), respectively.

NOTE H - STOCK OPTION PLAN - Continued

The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years. This primarily relates to the fact that options vest over several years and pro forma compensation cost is recognized as the options vest. Furthermore, the compensation cost is dependent on the number of options granted which may vary in future periods.

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

	Year ended
	June 30,
Assumption	2005	2004	2003
Risk-free interest rates	2.66%	2.66%	3.02%
Dividend yield	-	-	-
Expected volatility	85.00%	85.00%	81.14%
Expected life	4 years	4 years	4 years

 Options outstanding and exercisable at June 30, 2005, were as follows:

Range of exercise prices	Number outstanding at June 30, 2005	Remaining life	Weighted average exercise price	Number exercisable at June 30, 2005	Weighted- average exercise price
$6.21	16,917	0.5-4 years	$6.21	16,917	$6.21
2.31	26,667	7 years	2.31	26,667	2.31
2.25	69,754	7 years	2.25	69,754	2.25
1.13	162,000	9 years	1.13	162,000	1.13
0.72	6,667	7 years	0.72	6,667	0.72
$.72-$6.21	282,004	0.5-10 years	$1.81	282,004	$1.81

NOTE I - INCOME TAXES

The components of the Company’s income tax provision (benefit) from continuing operations consisted of:

	June 30,
	2005	2004	2003
Current
Federal	$(134,235)	$(52,892)	$(252,489)
State	-	-	(168,084)
Foreign	-	-	-
Total current	(134,235)	(52,892)	(420,573)
Deferred
Federal	(248,925)	(63,260)	2,197,152
State	-	-	4,271
Foreign	-	6,292	117,319
Total deferred	(248,925)	(56,968)	2,318,742
Total income tax provision (benefit)	$(383,160)	$(109,860)	$1,898,169

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

	June 30,
	2005	2004	2003
Tax benefit at statutory rate of 34%	$(521,801)	$(1,075,246)	$(1,419,763)
State income taxes, net of Federal income tax provision	$(68,315)	$(113,272)	(200,425)
Foreign tax rate difference	-	278,792	937,755
Increase in deferred tax asset valuation allowance	421,627	790,979	2,166,897
Utilization of loss carryforwards	-	-	-
Goodwill amortization and other	(214,671)	8,887	413,705
Total income tax provision (benefit)	$(383,160)	$(109,860)	$1,898,169

NOTE I - INCOME TAXES - Continued

The Company’s former subsidiary in Indonesia had generated tax losses during fiscal 2004. As a result, the Company did not have any foreign taxes payable as of June 30, 2004.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2005	2004
Deferred income tax asset
Accruals not deductible until paid	$71,391	$95,566
Net operating loss carryforwards
U.S.	2,459,723	2,664,328
PT Buana	-	-
Inventory	124,658	158,085
Allowance for doubtful accounts	130,504	124,102
Valuation allowance	(2,786,276)	(3,042,081)
Total deferred tax assets	$0	$0
Deferred income tax liabilities
Difference between book and tax basis of property, plant and equipment	$(93,877)	$(252,751)
Other noncurrent liabilities	(214,414)	(473,221)
Total deferred tax liabilities	$(308,291)	$(725,972)

The Company had approximately $4.998 million net operating loss carryforwards available at June 30, 2005. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the stock redemption and exchange transaction with WRP Asia described herein. The Company will only be able to utilize $2.8 million of these net operating loss carryforwards over the next 20 years, at which time all of the net operating loss carryforwards listed above will have expired.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest on debt outstanding for the years ended June 30, 2005, 2004 and 2003, was $141,972, $119,416 and $144,064, respectively.

The following represents significant related-party operating transactions during the years ended June 30, 2005, 2004 and 2003, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities:

	Year ended
	June 30,
	2005	2004	2003
Operating cash transactions
Purchases from affiliate	$0	$0	$3,384,810
Sales to affiliate	0	(1,086,606)	(4,808,544)
Cash payments	0	0	(2,202,552)
Cash receipts	0	516,613	4,710,372
Amounts due to (from) affiliate	$0	$(569,993)	$1,084,086

NOTE K - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the Company's reserve for excess and obsolete inventory during the fiscal years ended June 30, 2005, 2004 and 2003, respectively:

	Balance at	Accounts	Additions	Balance
Allowance for	beginning	Written	(Reductions)	at end
doubtful accounts	of period	Off	to account	of period
Allowance for doubtful accounts activity for the year ended June 30, 2003	$5,736,271	$(19,894)	$203,519	$5,919,896
Allowance for doubtful accounts activity for the year ended June 30, 2004	5,919,896	(5,593,045)	(7,000)	319,851
Allowance for doubtful accounts activity for the year ended June 30, 2005	319,851	0	16,500	336,351

NOTE K - VALUATION AND QUALIFYING ACCOUNTS - Continued

	Balance at	Accounts	Additions	Balance
Allowance for	beginning	Written	(Reductions)	at end
doubtful accounts	of period	Off	to account	of period
Reserve for excess and obsolete inventory activity for the year ended June 30, 2003	$503,072	$(142,488)	$4,041	$364,625
Reserve for excess and obsolete inventory activity for the year ended June 30, 2004	364,625	(39,180)	(34,200)	291,245
Reserve for excess and obsolete inventory activity for the year ended June 30, 2005	291,245	(21,304)	(44,000)	225,941

NOTE L - SEGMENT REPORTING

Prior to the stock redemption and exchange transaction with WRP Asia, the Company had two business segments: Manufacturing and Distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing segment, which represented the operations of PT Buana, manufactured latex gloves and sold them primarily to the Company and WRP Asia. All operations of the Manufacturing segment were located in Indonesia. The Distribution segment involved the procurement and sale of gloves purchased from the Manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution segment’s significant customers included those discussed in Note G. The operations of the Distribution segment are located entirely within the U.S. Effective upon completion of the stock redemption and exchange transaction, the Company has only one business segment: Distribution.

Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note A. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest (“Pretax (loss) income”). Management believed transactions between operating segments were made at prevailing market rates.

NOTE L - SEGMENT REPORTING - Continued

The following tables provide financial data for the years ended June 30, 2004 and 2003, for these segments. The segment information for June 30, 2005 is not applicable due to the Company’s sale of PT Buana to WRP Asia Pacifica Sdn Bhd (“WRP Asia”) (refer to Note B). In 2005, the Company had only one segment, distribution.

June 30, 2005	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$0	$26,553,241	$-	$26,553,241
Revenues from other operating segments	0	-	0	-
Pretax loss	0	(1,534,709)	-	(1,534,709)
Depreciation and amortization expense	-	302,739	-	302,739
Interest income	0	0	0	0
Interest expense	0	142,415	0	142,415
Total assets	-	7,683,517	-	7,683,517
Capital expenditures	0	33,536	-	33,536
Long-lived assets	-	0	-	0

June 30, 2004	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$11,511,161	$25,049,269	$-	$36,560,430
Revenues from other operating segments	3,867,695	-	(3,867,695)	-
Pretax loss	(802,662)	(2,399,827)	-	(3,202,489)
Depreciation and amortization expense	-	350,069	-	350,069
Interest income	28,852	377,173	(358,896)	47,129
Interest expense	450,896	70,871	(358,896)	162,871
Total assets	-	9,983,118	-	9,983,118
Capital expenditures	334,154	15,914	-	350,068
Long-lived assets	-	676,033	-	676,033

June 30, 2003	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$10,185,290	$26,803,277	$-	$36,988,567
Revenues from other operating segments	4,586,311	-	(4,586,311)	-
Pretax loss	(715,726)	(3,195,788)	-	(3,911,514)
Depreciation and amortization expense	1,474,414	437,341	-	1,911,755
Interest income	11,969	452,453	(396,053)	68,369
Interest expense	499,718	60,064	(396,053)	163,729
Total assets	11,283,099	15,116,776	-	26,399,875
Capital expenditures	296,360	(13,415)	-	282,945
Long-lived assets	8,629,685	1,010,188	-	9,639,873

NOTE M - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The tables below contain restated basic and dilutive quarterly net loss per share information for the fiscal years ended June 30, 2004 and June 30, 2003 (refer to Note O).

	9/30/04	12/31/04	3/31/05	6/30/05
	(In thousands except for per share data)
Net revenues	$6,543	$6,515	$6,413	$7,082
Income from operations	(353)	(367)	(439)	(224)
Net loss	(374)	(419)	(480)	121
Net income per share
Basic	$(0.39)	$(0.44)	$(0.64)	$0.34
Diluted	(0.39)	(0.44)	(0.64)	0.34

	9/30/03	12/31/03	3/31/04	6/30/04
	(In thousands except for per share data)
Net revenues	$9,786	$9,528	$9,341	$7,905
Income from operations	(560)	(929)	(1,066)	(552)
Net income (loss)	(616)	(854)	(981)	(399)
Net income per share
Basic	$(0.27)	$(0.39)	$(1.32)	$(0.99)
	(as restated)	(as restated)	(as restated)	(as restated)
Diluted	(0.27)	(0.39)	(1.32)	(0.99)
	(as restated)	(as restated)	(as restated)	(as restated)

	9/30/02	12/31/02	3/31/03	6/30/03
	(In thousands except for per share data)
Net revenues	$10,542	$8,792	$7,062	$10,593
Income from operations	(75)	(421)	(1,440)	(1,266)
Net income (loss)	125	(193)	(811)	(4,681)
Net income per share
Basic	$0.06	$(0.08)	$(0.36)	$(2.13)
	(as restated)	(as restated)	(as restated)	(as restated)
Diluted	0.06	(0.08)	(0.36)	(2.13)
	(as restated)	(as restated)	(as restated)	(as restated)

NOTE N - WARRANTS

On February 3, 2005, we issued to the LaSalle St. Securities, LLC, the placement agent for the private placement of 220,000 shares of Series A Convertible Prefered Stock, warrants to purchase 11,000 shares of common stock with an exercise price equal to $3.25 per share.  The warrants may be converted on a one-for-one basis into our common stock.  These warrants will be exercisable during the period begining August 5, 2005 and ending February 2, 2008.

NOTE O - RESTATEMENT

This form 10-K reflects a correction of our accounting and disclosure primarily related to the reverse 3-for-1 stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. For the fiscal years ended June 30, 2004, and 2003, we have restated our financial statements to reflect basic and diluted net loss per share of $(2.97), $(2.97) and $(2.51), respectively, as noted below.

	June 30,		June 30,
	(as restated )		(as previously reported)
	2004	2003	2004	2003

Net Loss	$(2,849,943)	$(5,559,769)	$(2,849,943)	$(5,559,769)

Basic net loss per common share	$(2.97)	$(2.51)	$(2.97)	$(0.84)

Diluted net loss per common share	$(2.97)	$(2.51)	$(2.80)	$(0.84)

NOTE P - SUBSEQUENT EVENT

On September 9, 2005, the Company extended its loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2006, with an additional automatic one year renewal term. This renewal included an amendment to the loan and security agreement increasing the revolving line of credit borrowing limit from $3 million to $5 million. Pursuant to the terms of the amended loan and security agreement, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. The line of credit borrowings carry an interest rate of prime plus 4.5%. At anytime prior to maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination.

On October 3, 2005, the Company announced a private placement of $1.2 million in subordinated promissory notes (the “Secured Notes”) effective September 29, 2005.  The Company's obligations under the Secured Note are secured by a Security Agreement that generally grants the holder of the Secured Note a secondary interest, behind Greenfield Commercial Credit LLC, in substantially all of the Company's assets.   The Secured Notes bear interest as a rate of 7% per annum with a maturity date of two years after the date of the issuance of the Secured Notes. Each Secured Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Secured Note the right to purchase shares of the Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. In connection with the private placement, the Company issued an aggregate number of Class A Warrants enabling the holders to purchase up to 192,000 shares of the Common Stock and an aggregate number of Class B Warrants enabling the holders to purchase up to 120,000 shares of the Common Stock.

During the period from July 1, 2005 through October 13, 2005, holders of the remaining 59,350 shares of the Company’s Series A Convertible Preferred Stock (refer to Note D) converted their shares of the Series A Convertible Preferred Stock into shares of the Common Stock.