Form 10-Q
period 2005-09-30
AHPC Holdings, Inc.
filed 2005-11-21
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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
(Address of principal executive office)

(630) 407-0242
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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s Common Stock, par value $.03 per share, outstanding as of November 21, 2005, was 1,224,137.

AHPC Holdings, Inc
FORM 10-Q
September 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited) September 30, 2005 and June 30, 2005	pgs. 3-4
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2005 and 2004	pg. 5
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2005 and 2004	pg. 6
Notes to Condensed Consolidated Financial Statements (unaudited)	pg. 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	pg. 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	pg. 18
Item 4. Controls and Procedures	pg. 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	pg. 20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	pg. 20
Item 3. Defaults Upon Senior Securities	pg. 20
Item 4. Submission of Matters to a Vote of Security Holders	pg. 20
Item 5. Other Information	pg. 20
Item 6. Exhibits	pg. 20

ITEM 1. Financial Statements
AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and June 30, 2005

ASSETS	September 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$60,867	$16,434
Accounts receivable - trade, net of allowance for doubtful accounts of $336,351 at September 30, 2005 and at June 30, 2005	1,833,370	1,844,349
Inventories, net	5,593,107	4,992,385
Prepaid expenses	634,883	488,733
Other receivables	4,194	4,694

Total current assets	8,126,421	7,346,595

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,620,933	2,617,934
Building improvements	35,036	25,866

Total property, plant and equipment	2,655,969	2,643,800

Less accumulated depreciation and amortization	2,376,915	2,307,985

Property, plant and equipment, net	279,054	335,815

OTHER ASSETS	1,108	1,108

Total assets	$8,406,583	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
September 30, 2005 and June 30, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$2,538,886	$2,364,366
Trade notes payable to bank	343,121	783,806
Other notes payable	56,000	8,803
Accrued rebates	299,497	231,755
Accrued warrant liability	629,553	-
Accrued expenses	728,416	644,888

Total current liabilities	4,595,473	4,033,618

DEFERRED RENT	95,591	45,950

LONG-TERM DEBT	605,605	-

DEFERRED TAX LIABILITIES	308,291	308,291

COMMITMENTS AND CONTINGENCIES	-	-

Total liabilities	5,604,960	4,387,859

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, $0.01 par value; 220,000 shares authorized, none issued and outstanding at September 30, 2005 and 59,350 shares issued and outstanding at June 30, 2005	-	594
Common stock, $.03 par value; 3,333,333 shares authorized; 1,348,402 shares issued and 1,224,137 shares outstanding at September 30, 2005 and 1,285,052 shares issued and 1,160,787 shares outstanding at June 30, 2005	40,452	38,551
Additional paid-in capital	18,528,669	18,525,456
Accumulated deficit	(9,761,322)	(9,262,766)
	8,807,799	9,301,835
Less common stock in treasury, at cost, 124,265 shares on September 30, 2005 and on June 30, 2005	6,006,176	6,006,176

Total shareholders' equity	2,801,623	3,295,659

Total liabilities and shareholders' equity	$8,406,583	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$6,914,796	$6,543,234

Cost of goods sold	5,479,944	5,023,062

Gross profit	1,434,852	1,520,172

Operating expenses
Selling, general and administrative	1,885,714	1,873,905

Loss from operations	(450,862)	(353,733)

Other expense
Interest expense	(44,459)	(19,916)

Loss from operations before provision for income taxes	(495,321)	(373,649)

Provision for income taxes	3,235	-

NET LOSS	$(498,556)	$(373,649)

Net loss per common share: Basic	$(0.41)	$(0.39)
Diluted	$(0.41)	$(0.39)
		(as restated )

Weighted average common shares outstanding: Basic and diluted	$1,207,237	$967,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(498,556)	$(373,649)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	68,930	75,571
Amortization of discount on subordinated notes	8,372	-
Deferred rent expense	49,641	-
Changes in operating assets and liabilities
Accounts receivable - trade	10,979	204,510
Inventories, net	(600,722)	49,766
Prepaid expenses	(119,364)	(110,143)
Other assets	500	(500)
Accounts payable - trade	174,520	126,809
Accrued rebates	67,742	(12,418)
Accrued expenses	83,528	(22,375)

Net cash used in operating activities	(754,430)	(62,429)

Cash flows from investing activities
Capital expenditures	(12,168)	(15,801)

Net cash used in investing activities	(12,168)	(15,801)

Cash flows from financing activities
Gross payments on trade notes payable to bank	7,677,861	5,620,045
Gross borrowings on trade notes payable to bank	(8,118,546)	(5,905,370)
Gross payments on notes payable	(8,803)	(22,906)
Gross borrowings on notes payable	56,000	58,800
Subordinated notes proceeds	1,200,000	-
Proceeds from issuance of common stock	4,520	4,520

Net cash provided by (used in) financing activities	811,031	(244,911)

Net increase (decrease) in cash and cash equivalents	44,433	(323,141)

Cash and cash equivalents, beginning of period	16,434	359,012

Cash and cash equivalents, end of period	$60,867	$35,871

Supplemental disclosure of cash flow information:

Interest Paid	$45,427	$27,219
Income Taxes Paid	$27,554	$-

Noncash financing activities:
      Estimated fair value of $629,553 was applied to accrued warrant liability in September 2005 in connection with the subordinated notes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

1.	Description of Business:

AHPC Holdings, Inc. (the “Company”) is a leading marketer of foodservice and medical examination gloves and other disposable items used primarily in the foodservice industry in the United States through its wholly owned subsidiary, American Health Products Corporation (“AHPC”).

2.    Basis of Presentation:

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. For further information, refer to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2005, filed October 14, 2005. The results of operations for the three-month period ended September 30, 2005, may not be indicative of the results that may be expected for the fiscal year ended June 30, 2006.

We have made certain reclasses to the prior year balances to show comparatives.

3.    Principles of Consolidation:

The accompanying condensed consolidated financial statements include our accounts and those of AHPC. On April 30, 2004, we conveyed our interest in our formerly owned subsidiary, PT Buana (refer to Note 16). All significant intercompany transactions have been eliminated in consolidation.

4.    Common Stock:

On January 20, 2004, our Board of Directors approved a reverse stock split on a 1-for-3 basis in order to insure the trading price of our Common Stock was in compliance with Nasdaq listing requirements. All references to per share amounts have been restated for this reverse stock split transaction in all periods presented.

During the three months ended, September 30, 2005, we sold 4,000 shares of our Common Stock. We also issued warrants to purchase shares of our Common Stock (refer to Note 6).

5.    Series A Convertible Preferred Stock:

On February 2, 2005, we completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the “Shares”). The Shares were issued at a discount price of $2.60 per share. The Shares were convertible on a one-for-one basis into shares of our Common Stock by the holders at anytime or by us at anytime provided that the closing price of the Common Stock equals or exceeds 150% of the closing price of Common Stock (i.e. $4.88 per share) for 21 consecutive trading days. We filed a registration statement with the Securities and Exchange Commission (the “SEC”) on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Shares. As of September 30, 2005, all 220,000 Shares have been converted into shares of our Common Stock. In connection with this transaction, we issued the placement company warrants to purchase 11,000 shares of our Common Stock (refer to Note 6).

Upon issuance, we recorded the Series A Convertible Preferred Stock as a beneficial conversion feature to additional paid-in-capital and retained earnings. The Shares were issued at a discount in the aggregate amount of $143,000.

Since the Shares were sold at a discount to the closing price of the Common Stock and in order to comply with the Nasdaq Stock Market, Inc., Rule 4351 (which limits the voting rights allocable to preferred stock), the Shares possess, in the aggregate, that number of votes which could be cast had the purchase price for the Shares been used to purchase shares of our Common Stock at the same closing price of our Common Stock on the business day immediately preceding the closing date.

6.    Warrants:

On February 3, 2005, we issued to LaSalle St. Securities, LLC, the placement agent for the private placement of the Shares, warrants to purchase 11,000 shares of our Common Stock with an exercise price equal to $3.25 per share. These warrants may be converted by the holder on a one-for-one basis into shares of our Common Stock. The warrants are exercisable during the period beginning August 5, 2005 and ending February 2, 2008.

On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our common stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note 15). Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase an aggregate 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our common stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will be also referred to as the “Class A” warrants. Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants can be automatically exercised in full in a cashless exchange if the closing price of the common stock on NASDAQ exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. The Class A Warrants and Class B Warrants were assigned a fair value of $629,553, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of five years, a risk-free rate of 3.97%, volatility of 100%, and expected dividend yield of zero.

The holders of the Subordinated Notes and Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement within one year, from the issuance of the warrants, with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the warrants if we file a registration statement or if we receive a collective demand for registration, from 51% or more of the holders of the Class A Warrants and Class B Warrants of the total Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock is deemed to be outside of our control. Accordingly, we have recorded the fair value of the Class A Warrants and Class B Warrants of $629,553 as an accrued warrant liability in the consolidated balance sheet, and this liability will be marked to fair value at the end of each subsequent reporting period.

7.    Stock Incentive Plans:

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). We adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123R required us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we are required to record applicable compensation expense in our results of operations. During the period ending September 30, 2005, no compensation expense was recognized since all options outstanding as of June 30, 2005 were fully vested and there were no options granted during the period.

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options and warrants issued to employees and directors. Option exercise prices for options granted under this plan were not less than the fair market value of our Common Stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended September 30,
	2005	2004

Net loss, as reported	$(498,556)	$(373,649)

Deduct: total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	-	4,999

Pro forma net loss	$(498,556)	$(378,648)

Earnings per share
Basic - as reported	$(0.41)	$(0.39)
Basic - pro forma	(0.41)	(0.39)

Dilutive - as reported	$(0.41)	$(0.39)
		(as restated )
Dilutive - pro forma	(0.41)	(0.39)
		(as restated )

8.    Net Loss Per Share:

We follow the Statement of Financial Accounting Standards No. 128, “Earnings Per Share (EPS)” (“SFAS 128”), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period and the effect of dilutive stock options and warrants. Dilution is not applicable during the loss periods presented. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2005 and 2004, respectively, are as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Net Loss available to common shareholders	$(498,556)	$(373,649)

Basic weighted-average number of common shares outstanding	1,207,237	967,287
Dilutive effect of common share equivalents	-	-
Diluted weighted-average number of common shares outstanding	1,207,237	967,287

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

Our U.S. operations had generated net operating loss carry-forwards (“NOL’s”) in prior years, of which approximately $4.998 million is remaining at September 30, 2005. These NOL’s are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the Redemption Transaction described in Note 16. We have available to utilize only $2.8 million of these NOL’s over the next 20 years, at which time all of the NOL’s listed above will have expired.

For the three months ended September 30, 2005 and 2004, we have recorded a provision of $3,235 and $0, respectively, for income taxes. The current year period provision was for state income taxes.

10.   Contingencies:

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the three months ended September 30, 2005, there were no additional product liability lawsuits filed against the Company. At September 30, 2005, we were involved in a total of 9 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. None of these lawsuits name us as the sole defendant. We are an active defendant in two of the claims. The indemnitees have not pursued action against us in the remaining seven claims.

We possess product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against the Company and AHPC. Additionally, AHPC’s customers typically procure product liability insurance that limits our exposure to those claims for which we have agreed to indemnify such customers, subject to deductions for such claims that remain our responsibility. We believe that all legal claims are adequately provided for or involve such amounts that would not materially or adversely affect our financial condition. However, there is no assurance that AHPC’s or its customers’ insurance will be sufficient to meet all damages for which we may be held liable. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

11.   Critical Accounting Policies:

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

Concentration of Credit Risk. A relatively small number of national accounts comprise a substantial portion of our revenues. As of September 30, 2005, receivables from our key national accounts amounted to 72.9% of our outstanding accounts receivable.

Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of September 30, 2005 and June 30, 2005, we have established reserves of $336,351 in relation to our trade receivables.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of September 30, 2005, we have established reserves of $213,056 and as of June 30, 2005 our reserves were $225,941.

Revenue Recognition. Sales for all products shipped from our Glendale Heights, Illinois warehouse are recognized at the time the product is shipped to our customers or picked up. Sales shipped or picked up from our designated three public warehouse facilities are recognized the day following the date of shipment. An accrual is recorded to recognize these sales in accordance with our accounting policies.

Inventories. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. Inventories are stored at our Glendale Heights, Illinois warehouse and three independent public warehouses located in: Oakland, California; Fond du Lac, Wisconsin; and Hanover, Pennsylvania.

Property, Plant and Equipment. We record property, plant and equipment at cost. Depreciation is provided by both straight-line and accelerated methods over lives ranging from 2 to 7 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter.

Sales Incentives. Certain customers are granted discounts, rebates or other allowances which are intended to assist in the promotion of our products. We record these discounts and rebates as our customers earn them or when they are paid, depending on the nature of the item. All discounts, rebates and allowances are shown as a deduction from gross sales to arrive at net sales in our consolidated statements of income.

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

Accrued Warrant Liability. In connection with the Subordinated Notes (refer to Note 15), we recorded the fair market value of the associated warrants (refer to Note 6) as an accrued warrant liability in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, changes in the fair market value of the warrants will be reported in earnings as they occur. The associated discount on the Subordinated Notes is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes.

12.   Recent Accounting Standards and Pronouncements:

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). We adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123R required us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we are required to record applicable compensation expense in our results of operations. During the period ending September 30, 2005, no compensation expense was recognized since all options outstanding as of June 30, 2005 were fully vested and there were no options granted during the period.

13.   Key Customers:

Our customers include leading foodservice distributors and healthcare product suppliers. During the three months ended September 30, 2005, AHPC’s national customer group accounted for 87.7% of net sales. The customer group is comprised of 60 independent customers. The loss of these national customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

14.   Trade Notes Payable to Bank:

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit. Pursuant to the line of credit, we could borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carried an interest rate of prime plus 8.0%. At anytime prior to the maturity date, the lender had the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations were secured by a security interest in substantially all of AHPC tangible and intangible assets. The credit facility contained certain penalties for early termination. This credit facility was renewed on September 9, 2005 with certain amendments described below.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its “Money Rates” column as the “Prime Rate.” As of September 30, 2005 the prime rate was 6.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations remain secured by a security interest in substantially all of AHPC tangible and intangible assets and continue to contain certain penalties for early termination. As of September 30, 2005 and June 30, 2005 we had an outstanding credit line balance of $343,121 and $783,806, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $1,407,269 and $927,337, respectively. Also, included in the contingent outstanding letters of credit for both September 30, 2005 and June 30, 2005 is one standby letter of credit for $125,000 which represents our warehouse and office space security deposit.

In addition to our grant of a security interest in substantially all of AHPC’s assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

15.   Long-Term Debt:

On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes (the “Subordinated Notes”). Our obligations under the Subordinated Notes are secured by a Security Agreement that generally grants the holder of the Subordinated Note a secondary interest behind Greenfield Commercial Credit LLC, in substantially all of our assets. The Subordinated Notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of issuance of the Subordinated Notes. Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note 6). We recorded each warrant at its fair value at the date of issuance. The $26,786 fair value of the warrants allocable to the placement agent has been recorded as debt issue costs and is being amortized to expense over the term of the Subordinated Notes. The discount on the Subordinated Notes for the warrants is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes. At September 30, 2005, the unamortized discount on the warrants was $594,395. For the three months ended September 30, 2005, total interest expense recognized relating to the discount was $8,372.

16.   WRP Asia Financial Restructuring:

On July 8, 2003 WRP Asia announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia’s debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including our intercompany debt in the short term.

On November 3, 2003, we announced the signing of a definitive stock redemption and exchange agreement (the “Redemption Transaction”) with WRP Asia. We completed the redemption from WRP Asia, which became effective on April 30, 2004, pursuant to a stock redemption and exchange agreement with WRP Asia. Through this transaction we redeemed 417,513 shares of our Class A Common Stock and 833,333 shares of our Class B Common Stock, which comprised all of WRP Asia's holdings in the Company at the effective date of the redemption. These share amounts reflect the 1 for 3 reverse stock split which was effective on January 20, 2004. Collectively, these shares represented approximately 53.2% of our outstanding capital stock on the effective date of the transaction. As consideration for the redemption, we conveyed to WRP Asia our 70% ownership interest in PT Buana and forgave all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana, with the exception of certain mutually agreed obligations related to recent product purchases. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. In connection with the redemption, we received a fairness opinion from an independent professional valuation firm that the transaction was fair to our shareholders. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of the Company.

As of April 30, 2004, the market value of the stock redeemed at the closing of the stock redemption was $4,377,000. The balance sheet amounts, as of April 30, 2004, that related to our share of PT Buana financials, net of intercompany receivable and payables, were assets totaling $11,305,439 and liabilities of approximately $2,665,854. For fiscal 2005, the portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. In connection with the transaction, we agreed to forgive all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana (except for certain amounts owed us for recent product purchases), which equaled $1,401,322. The loss on this transaction was $174,361, and was recorded in Paid-in-Capital.

In connection with the redemption of WRP Asia, we also changed our name from WRP Corporation to AHPC Holdings, Inc, effective May 14, 2004. Additionally, our NASDAQ trading symbol changed from WRPC to GLOV.

17. Restatement:

This Form 10-Q reflects a correction of our accounting and disclosure related to the calculation of the reported basic and diluted net loss per share. For the quarter ended September 30, 2004 we improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-dilutive diluted net loss per share amount. We have restated our financial statements to reflect the correction of this error.
	September 30 (as restated)	September 30 (as previously reported)
	2004	2004
Net Loss	$(373,649)	$(373,649)
Basic net loss per common share	($0.39)	($0.39)
Diluted net loss per common share	($0.39)	($0.35)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is engaged in the marketing and distribution of high quality medical grade examination, foodservice gloves, and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the three months ended September 30, 2005, we recorded net sales of approximately $6.9 million.

Our formerly 70% owned subsidiary, PT WRP Buana Multicorpora (“PT Buana”), owns an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Redemption Transaction (as described in Note 16 to our Condensed Consolidated Financial Statements) with WRP Asia, effective April 30, 2004, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia for the provision of certain of our latex glove needs.

Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004:

Consolidated net sales for the three months ended September 30, 2005 were $6,914,796 which represents an increase in net sales of $371,562 or 5.7% compared to the three months ended September 30, 2004. This increase in sales is due to growth in our healthcare line of business which had a growth of 28.9% for the three months ended September 30, 2005 from the three months ended September 30, 2004. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $85,320 or 5.6% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Cost of goods sold includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to increases in raw material costs. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $97,129 or 27.5% for the three months ended September 30, 2005 from the same time period in the prior year. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended September 30, 2005, our selling, general, administrative and other expenses (“SG&A expenses”) increased by $11,809 or 0.6%. As a percentage of net sales, SG&A expenses decreased from 28.6% for the three months ended September 30, 2004, to 27.2% for the three months ended September 30, 2005. This decrease was primarily due to an increase in net sales for the three month period September 30, 2005.

Loss from operations before taxes increased by $121,672 or 32.6% for the three months ended September 30, 2005 compared to the same period in the prior year. This increase in our loss form operations was primarily due to an increase in raw material costs. Included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense increased by $24,543 for the three months ended September 30, 2005 from the reported amount in the same period in the prior year. This increase was due to amortization of the warrant discount of $8,372 (refer to Note 15) and an increase in interest expense relating to the higher interest rate in correspondence with our current credit facility.

The expense for income taxes for the three months ended September 30, 2005 was $3,235 compared to $0 in the prior year period. The increase in the current year period was due to income taxes paid to various states.

As a result of the factors discussed above, we reported a net loss of $(498,556) for the three months ended September 30, 2005, which compares to a net loss of $(373,649) during the same period in the prior year. Basic and dilutive loss per share for the three months ended September 30, 2005 and September 30, 2004, were $(0.41) and $(0.39), respectively. Outstanding options and warrants are excluded from the calculation of diluted loss from per share, since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Three Months Ended September 30, 2005:

Cash and cash equivalents at September 30, 2005 were $60,867, an increase of $44,433 from $16,434 at June 30, 2005. We experienced an increase in cash flows during the three months ended September 30, 2005, primarily as a result of cash provided by financing activities primarily through the proceeds received from issuance of our secured subordinated promissory notes (refer to Note 15 of our Consolidated Financial Statements).

Our operations used cash of $754,430 during the three months ended September 30, 2005, primarily as a result of increases in inventory levels and product line extensions. Net trade accounts receivable at September 30, 2005 was $1,833,370 which decreased from $1,844,349 at June 30, 2005 due to timing of cash receipts. Net inventories at September 30, 2005 were $5,593,107, an increase from the level at June 30, 2005, of $4,992,385, due to management’s efforts to maintain inventory levels and bring on new product line extensions.

During the three months ended September 30, 2005, we used cash in investing activities of $12,168 in connection with capital improvement expenditures during such period primarily relating to computer software and hardware.

During the three months ended September 30, 2005, cash provided by financing activities equaled $811,031. The cash provided by financing activities largely resulted from the issuance of the $1.2 million secured subordinated promissory notes (refer to Note 15 of our Consolidated Financial Statements), which was offset by repayment of certain borrowings.

We renewed our credit facility with Greenfield Commercial Credit, LLC on September 9, 2005 with certain amendments described below. In connection with the renewal, we incurred a renewal fee of $100,000. Moreover, the fee to again renew the security agreement after the one-year term expires in September 2006 will be $50,000.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations remain secured by a security interest in substantially all of AHPC's tangible and intangible assets and continue to contain certain penalties for early termination. As of September 30, 2005, we had an outstanding credit line balance of $343,121 under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $1,407,269.

The audited June 30, 2005 financial statements have been prepared under the assumption that we are a going concern. We continue to experience reoccurring net losses. Although we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 15 to our consolidated financial statements). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2006, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized, cost reductions, cost of rising raw material and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

The following table summarizes our significant contractual commitments as of September 30, 2005:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,987,904	$304,090	$1,306,836	$376,978	$-
Purchase Commitments (2)	$18,812,205	$3,930,126	$14,882,079	$-	$-

(1) On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.
(2) On April 30, 2004, we entered into a five year supply agreement with WRP Asia. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $5,240,168. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our product needs, or the minimum annual amount, whichever is less.

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

Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2005.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation and because of the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period the Company's disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

During the process of responding to a recent SEC comment letter, the Company’s management identified an error which lead to the identification of a material weakness within the Company’s financial reporting and disclosure controls.

The error relates to the Company's accounting and disclosure of the reverse three for one stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. The Company incorrectly included potential common shares in the denominator of a diluted per-share computation that resulted in the disclosure of an anti-dilutive per share amount, which is not the equivalent of diluted earnings per share disclosure. Additionally, in connection with the reverse three for one stock split, the Company failed to retroactively adjust its loss per share amounts to reflect the stock split. It should be noted, however, that the Company's failure to accurately report its basic and diluted net loss per share did not have any affect on the Company's cash balance for the applicable periods.

In addition, during the quarter a significant adjustment relating to the accounting treatment for the warrants (refer to Note 6 of the consoliated financial statements) was proposed by our auditors and recorded by management and reflected in the current quarter financial statements.

                The material weakness relates to the lack of formal policies and procedures related to the financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

-	Develop a formal policy/procedures manual for the financial statement reporting and regulatory filing process
-
Develop monthly, quarterly and annual closing procedures checklists and “close” binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements)

-	Utilize a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included
-	Prepare white papers to address the accounting for any new account pronouncements and any existing and/or new complex or unusual accounting transactions
-	Documented detail reviews by management and others of regulatory filings and financial statements
-	Implement training programs for technical accounting areas and SEC reporting requirements
-	Continue to consider with outside legal counsel the filing of an 8-K upon signature of any agreements make on behalf of the Company

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

3.6                   Amendment to Bylaws of the Company, incorporated herein by reference to Exhibit 3.5 to the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

31.1                 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)                     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

        AHPC Holdings, Inc
        (Registrant)

        BY /s/ Deborah J. Bills
                                              Deborah J. Bills, Chief Financial Officer

Dated: November 21, 2005