Form 10-Q
period 2005-12-31
AHPC Holdings, Inc.
filed 2006-02-14
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  December 31, 2005

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
 Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer and accelerated filer" Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s Common Stock, par value $.03 per share, outstanding as of February 13, 2006 was 1,237,728.

AHPC Holdings, Inc
FORM 10-Q
September 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Condensed Consolidated Balance Sheets (unaudited) December 31, 2005 and June 30, 2005	pgs. 1-2
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2005 and 2004	pg. 3
Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended December 31, 2005 and 2004	pg. 4
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2005 and 2004	pg. 5
Notes to Condensed Consolidated Financial Statements (unaudited)	pg. 6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	pg. 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	pg. 20
Item 4. Controls and Procedures	pg. 20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	pg. 22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	pg. 22
Item 3. Defaults Upon Senior Securities	pg. 22
Item 4. Submission of Matters to a Vote of Security Holders	pg. 22
Item 5. Other Information	pg. 22
Item 6. Exhibits	pg. 22

ITEM 1. Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and June 30, 2005

ASSETS	December 31, 2005	June 30, 2005
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$182,130	$16,434
Accounts receivable - trade, net of allowance for doubtful accounts of $336,351 at December 31, 2005 and at June 30, 2005	1,799,695	1,844,349
Inventories, net	6,993,421	4,992,385
Prepaid expenses	766,482	488,733
Other receivables	3,694	4,694

Total current assets	9,745,422	7,346,595

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,625,204	2,617,934
Building improvements	35,036	25,866

Total property, plant and equipment	2,660,240	2,643,800

Less accumulated depreciation and amortization	2,442,843	2,307,985

Property, plant and equipment, net	217,397	335,815

OTHER ASSETS	1,108	1,108

Total assets	$9,963,927	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
December 31, 2005 and June 30, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2005	June 30, 2005
	(unaudited)	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$2,555,985	$2,364,366
Trade notes payable to bank	2,804,465	783,806
Other notes payable	171,040	8,803
Accrued rebates	250,315	231,755
Accrued warrant liability	641,476	-
Accrued expenses	629,348	644,888

Total current liabilities	7,052,629	4,033,618

DEFERRED RENT	104,455	45,950

LONG-TERM DEBT	680,951	-

DEFERRED TAX LIABILITIES	308,291	308,291

Total liabilities	8,146,326	4,387,859

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, $0.01 par value; 220,000 shares authorized, none issued and outstanding at December 31, 2005 and 59,350 shares issued and outstanding at June 30, 2005	-	594
Common stock, $.03 par value; 16,666,667 shares authorized; 1,361,993 shares issued and 1,237,728 shares outstanding at December 31, 2005 and 1,285,052 shares issued and 1,160,787 shares outstanding at June 30, 2005	41,306	38,551
Additional paid-in capital	18,527,816	18,525,456
Accumulated deficit	(10,745,345)	(9,262,766)
	7,823,777	9,301,835
Less common stock in treasury, at cost, 124,265 shares on December 31, 2005 and on June 30, 2005	6,006,176	6,006,176

Total shareholders' equity	1,817,601	3,295,659

Total liabilities and shareholders' equity	$9,963,927	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2005 and 2004

	Three Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$5,868,505	$6,514,832

Cost of goods sold	4,740,282	4,966,562

Gross profit	1,128,223	1,548,270

Operating expenses
Selling, general and administrative	1,958,039	1,915,045
Less from operations	(829,816)	(366,775)

Other Expense
Interest expense	(154,207)	(50,764)
Other income and (expense)	-	(1,121)

Loss from operations before provision for income taxes	(984,023)	(418,660)

Provision for income taxes	-	-

NET LOSS	$(984,023)	$(418,660)

Net loss per common share: Basic	$(0.81)	$(0.44)
Diluted	$(0.81)	$(0.44)
		(as restated )

Weighted average common shares outstanding: Basic and diluted	1,220,828	960,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 2005 and 2004

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)

Net sales	$12,783,301	$13,058,066

Cost of goods sold	10,220,226	9,989,624

Gross profit	2,563,075	3,068,442

Operating expenses
Selling, general and administrative	3,843,753	3,788,951

Loss from operations	(1,280,678)	(720,509)

Other Expense
Interest expense	(198,666)	(70,679)
Other income and (expense)	-	(1,121)

Loss from operations before provision for income taxes	(1,479,344)	(792,309)

Provision for income taxes	3,235	-

NET LOSS	$(1,482,579)	$(792,309)

Net loss per common share: Basic	$(1.21)	$(0.83)
Diluted	$(1.21)	$(0.83)
		(as restated )

Weighted average common shares outstanding: Basic and diluted	1,220,828	960,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2005 and 2004

	Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,482,579)	$(792,309)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	134,858	151,142
Amortization of discount on subordinated notes	83,718	-
Loss on disposal of property, plant and equipment	-	1,121
Deferred rent expense	58,505	-
Changes in operating assets and liabilities
Accounts receivable - trade	44,654	235,854
Inventories, net	(2,001,036)	248,652
Prepaid expenses	(250,961)	(247,055)
Other assets	1,000	-
Accounts payable - trade	191,619	609,827
Accrued rebates	18,560	(37,059)
Accrued expenses	(3,619)	(180,623)

Net cash used in operating activities	(3,205,281)	(10,450)

Cash flows from investing activities
Capital expenditures	(16,440)	(15,800)
Proceeds on sales of property, plant and equipment	-	300

Net cash used in investing activities	(16,440)	(15,500)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(5,266,716)	(5,679,725)
Gross borrowings on trade notes payable to bank	7,287,375	5,697,681
Gross payments on notes payable	(65,671)	(547,660)
Gross borrowings on notes payable	227,908	233,785
Subordinated notes proceeds	1,200,000	-
Proceeds from issuance of common stock	4,521	-

Net cash provided by (used in) financing activities	3,387,417	(295,919)

Net increase (decrease) in cash and cash equivalents	165,696	(321,869)

Cash and cash equivalents, beginning of period	16,434	359,012

Cash and cash equivalents, end of period	$182,130	$37,143

Supplemental disclosure of cash flow information:
Interest Paid	$88,929	$67,977
Income Taxes Paid	$32,802	$-

Noncash financing activities:
Estimated fair value of accrued warrant liability as of December 31, 2005 in connection with the subordinated notes is $641,476.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2005

1.	Description of Business:

AHPC Holdings, Inc. (the “Company”) is a marketer of foodservice and medical examination gloves and other disposable items used primarily in the foodservice and medical industries in the United States and Canada through its wholly owned subsidiary, American Health Products Corporation (“AHPC”).

2.     Basis of Presentation:

  The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of our financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. The audited June 30, 2005 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accountants have included a “going concern” emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements. For further information these financial statements and notes are to be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2005, filed October 14, 2005. The results of operations for the three and six-month periods ended December 31, 2005, may not be indicative of the results that may be expected for the fiscal year ending June 30, 2006.

  We have made certain reclassifications to the prior year balances to show comparatives.

3.     Working Capital:

          We continue to incur operating losses and have working capital shortages. Despite this, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 16). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2006, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized, cost reductions, cost of rising raw material and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

4.     Principles of Consolidation:

  The accompanying condensed consolidated financial statements include our accounts and those of AHPC. All significant intercompany transactions have been eliminated in consolidation.

5.     Common Stock:

  On January 20, 2004, our Board of Directors approved a reverse stock split on a 1-for-3 basis in order to insure the trading price of our Common Stock was in compliance with Nasdaq listing requirements. All references to per share amounts have been restated for this reverse stock split transaction in all periods presented.

  During the six months ended, December 31, 2005, we issued 4,000 shares of our Common Stock pursuant to the exercise of employee stock options, we issued warrants to purchase shares of our Common Stock (refer to Note 7) and we issued 13,591 shares in connection with a cashless exercise of 28,458 shares of employee stock options.

6.     Series A Convertible Preferred Stock

  On February 2, 2005, we completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares were issued at a discount price of $2.60 per share. The Preferred Shares were convertible on a one-for-one basis into shares of our Common Stock by the holders at anytime or by us at anytime provided that the closing price of the Common Stock equaled or exceeded 150% of the closing price of our Common Stock (i.e. $4.88 per share) for a period equal to 21 consecutive trading days. We filed a registration statement with the Securities and Exchange Commission (the “SEC”) on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Preferred Shares. As of September 30, 2005, all 220,000 Preferred Shares have been converted into shares of our Common Stock. In connection with this private placement, we issued the placement company warrants to purchase 11,000 shares of our Common Stock (refer to Note 7).

  Upon issuance, we recorded the Series A Convertible Preferred Stock as a beneficial conversion feature to additional paid-in-capital and retained earnings. The Preferred Shares were issued at a discount in the aggregate amount of $143,000.

  Since the Preferred Shares were sold at a discount to the closing price of the Common Stock and in order to comply with the Nasdaq Stock Market, Inc., Rule 4351 (which limits the voting rights allocable to preferred stock), the Preferred Shares possess, in the aggregate, that number of votes which could be cast on shares of our Common Stock had the purchase price for the Preferred Shares been used instead to purchase shares of our Common Stock at the same closing price of our Common Stock on the business day immediately preceding the closing date of the purchase of the Preferred Shares.

7.     Warrants:

  On February 3, 2005, we issued to LaSalle St. Securities, LLC, the placement agent for the private placement of Preferred Shares, warrants to purchase 11,000 shares of our Common Stock with an exercise price equal to $3.25 per share. These warrants may be converted by the holder on a one-for-one basis into shares of our Common Stock. The warrants are exercisable during the period beginning August 5, 2005 and ending February 2, 2008.

  On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note 16). Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a “Class A warrant.” Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the NASDAQ Stock Market exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of December 31, 2005, the Class A Warrants and Class B Warrants were assigned a fair value of $641,476, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 4.7 years, a risk-free rate of 4.3, volatility of 100%, and an expected dividend yield of zero.

  The holders of the Subordinated Notes and Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if we file a registration statement or if we receive a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, we have on recorded the fair value of the Class A Warrants and Class B Warrants was $641,476 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

8.     Stock Incentive Plans:

  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). We adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123 required us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we are required to record applicable compensation expense in our results of operations. During the period ending December 31, 2005, no compensation expense was recognized since all options outstanding as of June 30, 2005 were fully vested and there were no options granted during the period.

  Prior to the adoption of SFAS 123R, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options and warrants issued to employees and directors. Option exercise prices for options granted under this plan were not less that the fair market value of our Common Stock on the date of grant.

  The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net loss, as reported	$(984,023)	$(418,660)	$(1,482,579)	$(792,309)

Deduct: total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	-	4,999	-	9,998

Pro forma net loss	$(984,023)	$(413,661)	$(1,482,579)	$(782,311)

Earnings per share
Basic - as reported	$(0.81)	$(0.44)	$(1.21)	$(0.83)
Basic - pro forma	$(0.81)	$(0.39)	$(1.21)	$(0.74)

Dilutive - as reported	$(0.81)	$(0.44)	$(1.21)	$(0.83)
		(as restated )		(as restated )
Dilutive - pro forma	(0.81)	$(0.39)	$(1.21)	(0.74)
		(as restated )		(as restated )

9.     Net Loss Per Share:

  We follow the Statement of Financial Accounting Standards No. 128, “Earnings Per Share (EPS)” (“SFAS 128”), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period after the effect of dilutive stock options and warrants. Dilution is not applicable during the loss periods presented. The weighted-average number of common shares and common share equivalents outstanding for the three and six months ended December 31, 2005 and 2004, respectively, are as follows:

Three Months Ended December 31,	Six Months Ended December 31,
	2005	2004	2005	2004

Net Loss available to common shareholders	$(984,023)	$(418,660)	$(1,482,579)	$(792,309)

Basic weighted-average number of common shares outstanding	1,220,828	960,066	1,220,828	960,066
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	1,220,828	960,066	1,220,828	960,066

10.     Accounting for Income Taxes:

  We record income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of fixed assets and other temporary differences given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

  Our U.S. operations had generated net operating loss carry-forwards (“NOL’s”) in prior years, of which approximately $4.998 million is remaining at December 31, 2005. These NOL’s are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the Redemption Transaction described in Note 17. We have available to utilize only $2.8 million of these NOL’s over the next 20 years, at which time all of the NOL’s listed above will have expired.

  For the six months ended December 31, 2005 and 2004, we have recorded a provision of $3,235 and $0, respectively, for income taxes. The current period provision was for state income taxes.

11.    Contingencies:

  Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the six months ended December 31, 2005, there were no additional product liability lawsuits filed against the Company. At December 31, 2005, we were involved in a total of 9 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. None of these lawsuits name us as the sole defendant. We are an active defendant in two of the claims. The indemnities have not pursued action against us in the remaining seven claims.

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

  Concentration of Credit Risk. A relatively small number of national accounts comprise a substantial portion of our revenues. As of December 31, 2005, receivables from our key national accounts amounted to 72.9% of our outstanding accounts receivable.

  Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of December 31, 2005 and June 30, 2005, we have established reserves of $336,351 in relation to our trade receivables.

  We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of December 31, 2005, these reserves equaled $223,056 and as of June 30, 2005 these reserves were $225,941.

  Revenue Recognition. Sales for all products shipped from our Glendale Heights, Illinois warehouse are recognized at the time the product is shipped to our customers or picked up. Sales shipped or picked up from our designated two public warehouse facilities are recognized the day following the date of shipment. An accrual is recorded to recognize these sales in accordance with our accounting policies.

  Inventories. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. Inventories are stored at our Glendale Heights, Illinois warehouse and two independent public warehouses located in: Oakland, California; and Fond du Lac, Wisconsin.

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

  Accrued Warrant Liability. In connection with the issuance of the Subordinated Notes (refer to Note 16), we recorded the fair market value of the associated warrants (refer to Note 7) as an accrued warrant liability in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, changes in the fair market value of the warrants will be reported in earnings as they occur. The associated discount on the Subordinated Notes is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes.

13.    Recent Accounting Standards and Pronouncements:

  In December 2004, the FASB issued SFAS No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). We adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123 required us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we are required to record applicable compensation expense in our results of operations. During the period ending December 31, 2005, no compensation expense was recognized since all options outstanding as of June 30, 2005 were fully vested and there were no options granted during the period.

14.    Key Customers:

  Our customers include leading foodservice distributors and healthcare product suppliers. During the six months ended December 31, 2005, AHPC’s national customer group accounted for 86.2% of net sales. This customer group is comprised of 60 independent customers. The loss of the national customers comprising this customer group would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

15.    Trade Notes payable to bank:

  On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit. Pursuant to the line of credit, we could borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings under this facility carried an interest rate of prime plus 8.0%. At anytime prior to maturity date, the lender had the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations were secured by a security interest in substantially all of AHPC tangible and intangible assets. The credit facility contained certain penalties for early termination. This credit facility was renewed on September 9, 2005 with certain amendments described below.

  The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings under the amended facility carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its “Money Rates” column as the “Prime Rate.” As of December 31, 2005, the prime rate was 7.2%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations remain secured by a security interest in substantially all of AHPC tangible and intangible assets and continue to contain certain penalties for early termination. As of December 31, 2005 and June 30, 2005, we had an outstanding credit line balance of $2,804,465 and $783,806, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $745,892 and $927,337, respectively. Also, included in the contingent outstanding letters of credit for both December 31, 2005 and June 30, 2005 is one stand by letter of credit for $125,000 which represents our warehouse and office space security deposit.

  In addition to our grant of a security interest in substantially all of AHPC’s assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

16.    Long Term Debt:

  On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes (the “Subordinated Notes”). Our obligations under the Subordinated Notes are secured by a Security Agreement that generally grants the holder of the Subordinated Note a secondary interest, behind Greenfield Commercial Credit, LLC, in substantially all of our assets. The Subordinated Notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of issuance of the Subordinated Notes. Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note 7). We recorded each warrant at its fair value at the date of issuance. The $26,786 fair value of the warrants allocable to the placement agent has been recorded as debt issue costs and is being amortized to expense over the term of the Subordinated Notes. The discount on the Subordinated Notes for the warrants is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes. At December 31, 2005, the unamortized discount on the warrants was $519,049. For the six months ended December 31, 2005, total interest expense recognized relating to the discount was $83,718.

17.    WRP Asia Financial Restructuring:

  On July 8, 2003 WRP Asia Pacific Sdn Bhd (“WRP Asia”) announced the completion of its financial restructuring, which involved restructuring and reducing WRP Asia’s debt position and providing additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including our intercompany debt in the short term.

  On November 3, 2003, we announced the signing of a definitive stock redemption and exchange agreement (the “Redemption Transaction”) with WRP Asia. We completed the redemption from WRP Asia, which became effective on April 30, 2004, pursuant to a stock redemption and exchange agreement with WRP Asia. Through this transaction, we redeemed 417,513 shares of our Class A Common Stock and 833,333 shares of our Class B Common Stock, which comprised all of WRP Asia's holdings in the Company at the effective date of the redemption. These share amounts reflect the 1-for-3 reverse stock split which was effective on January 20, 2004. Collectively, these shares represented approximately 53.2% of our outstanding capital stock on the effective date of the transaction. As consideration for the redemption, we conveyed to WRP Asia our 70% ownership interest in PT WRP Buana Multicorpora (“PT Buana”) and forgave all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana, with the exception of certain mutually agreed obligations related to recent product purchases. We also entered into a five (5) year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. In connection with the redemption, we received a fairness opinion from an independent professional valuation firm that the transaction was fair to our shareholders. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned their positions as officers and directors of the Company.

  As of April 30, 2004, the market value of the stock redeemed at the closing of the stock redemption was $4,377,000. The balance sheet amounts, as of April 30, 2004, that related to our share of PT Buana financials, net of intercompany receivable and payables, were assets totaling $11,305,439 and liabilities of approximately $2,665,854. For fiscal 2004, the portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. In connection with the transaction, we agreed to forgive all indebtedness owing to us or our subsidiaries from WRP Asia and from PT Buana, which equaled $1,401,322. The loss on this transaction was $174,361, and was recorded in Paid-in-Capital.

  In connection with the redemption of WRP Asia, we also changed our name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004. Additionally, our NASDAQ trading symbol changed from WRPC to GLOV.

18.    Restatement:

  This Form 10-Q reflects a correction of certain accounting information and disclosures related to the calculation of our reported basic and diluted net loss per share. For the quarter ended December 31, 2004 we improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-dilutive diluted net loss per share amount. We have restated our financial statements to reflect the correction of this error.

	Three Months Ended December 31, (as restated)	Six Months Ended December 31, (as restated)	Three Months Ended December 31, (as previously reported)	Six Months Ended December 31, (as previously reported)
	2004	2004	2004	2004
Net Loss	($418,660)	($792,309)	($418,660)	($792,309)
Basic net loss per common share	($0.44)	($0.83)	($0.44)	($0.83)
Diluted net loss per common share	($0.44)	($0.83)	($0.39)	($0.74)

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is engaged in the marketing and distribution of high quality medical grade examination and foodservice gloves and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the six months ended December 31, 2005, we recorded net sales of approximately $12.8 million.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004:

Consolidated net sales for the three months ended December 31, 2005 were $5,868,505 which represents a decrease in net sales of $646,327 or 9.9% compared to the three months ended December 31, 2004. This decrease in net sales is due to competitive pricing pressure within some of our national account customers for our lower margin products. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $420,047 or 27.1% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to increases in raw material costs. We expect to improve our margins on our product sales in subsequent quarters due to certain price increases that have been approved to enable us to pass on to our customers certain of the increased raw material costs we have recently incurred. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $463,041 or 126.2% for the three months ended December 31, 2005 from the same time period in the prior year. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended December 31, 2005, our selling, general, administrative and other expenses (“SG&A expenses”) increased by $42,994 or 2.2%. As a percentage of net sales, SG&A expenses increased from 29.4% for the three months ended December 31, 2004, to 33.4% for the three months ended December 31, 2005. This percentage increase was primarily due to the decrease in net sales for the three month period ended December 31, 2005.

Loss from operations before taxes increased by $565,363 or 135.0% for the three months ended December 31, 2005 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in sales and an increase in raw material costs. Included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense increased by $102,322 for the three months ended December 31, 2005 from the reported amount in the same period in the prior year. This increase was due to amortization of the warrant discount of $87,269 (refer to Note 16) and an increase in borrowings on our current credit facility during the current year period.

The expense for income taxes for the three months ended December 31, 2005 was $3,235 compared to $0 in the prior year period. The increase in the current year period was due to income taxes paid to various states.

As a result of the factors discussed above, we reported a net loss of $(984,023) for the three months ended December 31, 2005, which compares to a net loss of $(418,660) during the same period in the prior year. Basic and dilutive net loss per share for the three months ended December 31, 2005 and December 31, 2004, were $(0.81) and $(0.44), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004:

Consolidated net sales for the six months ended December 31, 2005 were $12,783,301 which represents a decrease in net sales of $274,765 or 2.1% compared to the six months ended December 31, 2004. This decrease in net sales is due to competitive pricing pressure within some of our national account customers for our lower margin products. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $505,367 or 16.5% for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to increases in raw material costs. As stated above, we expect to improve our margins on our product sales in subsequent quarters due to certain price increases that have been approved to enable us to pass on to our customers certain of the increased raw material costs we have recently incurred. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $560,169 or 77.7% for the six months ended December 31, 2005 from the same time period in the prior year. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the six months ended December 31, 2005, our SG&A expenses increased by $54,802 or 1.4%. As a percentage of net sales, SG&A expenses increased from 29.0% for the six months ended December 31, 2004, to 30.0% for the six months ended December 31, 2005. This percentage increase was primarily due to a decrease in net sales for the six month period ended December 31, 2005.

Loss from operations before taxes increased by $687,035 or 86.7% for the six months ended December 31, 2005 compared to the same period in the prior year. This increase in our loss from operations was primarily due to an increase in raw material costs. Included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense increased by $126,866 for the six months ended December 31, 2005 from the reported amount in the same period in the prior year. This increase was due to amortization of the warrant discount of $95,641 (refer to Note 16) and an increase in borrowings on our current credit facility during the current year period.

The expense for income taxes for the six months ended December 31, 2005 was $3,235 compared to $0 in the prior year period. The increase in the current year period was due to income taxes paid to various states.

As a result of the factors discussed above, we reported a net loss of $(1,482,579) for the six months ended December 31, 2005, which compares to a net loss of $(792,309) during the same period in the prior year. Basic and dilutive net loss per share for the six months ended December 31, 2005 and December 31, 2004, were $(1.21) and $(0.83), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Six Months Ended December 31, 2005:

Cash and cash equivalents at December 31, 2005 were $182,130, an increase of $165,696 from $16,434 at June 30, 2005. We experienced an increase in cash flows during the six months ended December 31, 2005, primarily as a result of cash provided by financing activities which largely related to proceeds received from issuance of our secured subordinated promissory notes (refer to Note 16).

Our operations used cash of $3,205,281 during the six months ended December 31, 2005, primarily as a result of increases in inventory levels and product line extensions. Net trade accounts receivable at December 31, 2005 was $1,799,695 which decreased from $1,844,349 at June 30, 2005 due to the timing of cash receipts. Net inventories at December 31, 2005 were $6,993,421, an increase from the level at June 30, 2005, of $4,992,385, due to management’s efforts to maintain inventory levels and bring on new product line extensions.

During the six months ended December 31, 2005, we used cash in investing activities of $16,440 in connection with capital improvement expenditures during such period primarily relating to computer software and hardware purchases.

During the six months ended December 31, 2005, cash provided by financing activities equaled $3,387,417. The cash provided by financing activities primarily came from the issuance of $1.2 million in secured subordinated promissory notes (refer to Note 16) and borrowings on our trade note payable.

We renewed our credit facility with Greenfield Commercial Credit, LLC on September 9, 2005 with certain amendments described below. In connection with the renewal, we incurred a renewal fee of $100,000. Moreover, the fee to again renew the security agreement after the one-year term expires in September 2006 will be $50,000.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations are secured by a security interest in substantially all of AHPC's tangible and intangible assets and contain certain penalties for early termination. As of December 31, 2005, we had an outstanding balance under this credit facility of $2,804,465 and were contingently liable for outstanding letters of credit liabilities totaling $745,892.

The audited June 30, 2005 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accountants have included a “going concern” emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements. We continue to experience reoccurring net losses. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together have limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 16). We believe that this short-term and long-term financing will be sufficient to support our liquidity for the foreseeable future, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized, cost reductions, cost of rising raw material and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

The following table summarizes our significant contractual commitments as of December 31, 2005:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,893,591	$209,777	$1,306,836	$376,978	$-
Purchase Commitments (2)	$17,502,163	$2,620,084	$14,882,079	$-	$-

(1) On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.

(2) On April 30, 2004, we entered into a five year supply agreement with WRP Asia. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $5,240,168. However, in the event that our customers comprising our major customer group cease purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include those contained in the Annual Report on Form 10-K for the year ended June 30, 2005, filed October 14, 2005, and the following: changes in consumer spending patterns; unanticipated issues related to the Company’s business; the Company’s success in implementing its strategic plan; actions of companies that compete with the Company; the Company’s success in managing inventory; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under revolving credit and debt agreements, which have variable interest rates, tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2005.

ITEM 4.    Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation and because of the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

During the process of responding to a recent Securities and Exchange Commission comment letter, the Company’s management identified an error which lead to the identification of a material weakness within the Company’s financial reporting and disclosure controls.

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

In addition, during the quarter ended September 30, 2005, a significant adjustment relating to the accounting treatment for the warrants (refer to Note 7 of the financial statements) was proposed by our independent auditors and recorded by management and reflected in the financial statements included within this Form 10-Q.

The material weakness relates to the lack of formal policies and procedures related to our financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

●	Develop a formal policy/procedures manual for the financial statement reporting and regulatory filing process;
●
Develop monthly, quarterly and annual closing procedures checklists and “close” binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements);

●	Utilize a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included;
●	Prepare white papers to address the accounting for any new accounting pronouncements and any existing and/or new complex or unusual accounting transactions;
●	Documented detail reviews by management and others of regulatory filings and financial statements;
●	Implement training programs for technical accounting areas and SEC reporting requirements; and
●	Continue to consider with outside legal counsel the filing of an 8-K upon signature of any agreements made on behalf of the Company.

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

AHPC Holdings, Inc (Registrant)
BY: /s/ Alan E. Zeffer Alan E. Zeffer, Chief Executive Officer
BY: /s/ Deborah J. Bills Deborah J. Bills, Chief Financial Officer

Dated: February 14, 2006