Form 10-Q
period 2006-03-31
AHPC Holdings, Inc.
filed 2006-05-15
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s Common Stock, par value $.03 per share, outstanding as of May 15, 2006 was 1,251,246.

AHPC Holdings, Inc
FORM 10-Q
March 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) March 31, 2006 and June 30, 2005	pgs. 4-5
Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005	pg. 6
Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended March 31, 2006 and 2005	pg. 7
Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended March 31, 2006 and 2005	pg. 8
Notes to Condensed Consolidated Financial Statements (unaudited)	pg. 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	pg. 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	pg. 23
Item 4. Controls and Procedures	pg. 23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	pg. 25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	pg. 25
Item 3. Defaults Upon Senior Securities	pg. 25
Item 4. Submission of Matters to a Vote of Security Holders	pg. 25
Item 5. Other Information	pg. 25
Item 6. Exhibits	pg. 25

ITEM 1.    Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and June 30, 2005

ASSETS	March 31, 2006	June 30, 2005 (as restated)
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$69,246	$16,434
Accounts receivable - trade, net of allowance for doubtful accounts of $61,988 at March 31, 2006 and $336,351 at June 30, 2005	1,735,543	1,844,349
Inventories, net	5,688,984	4,992,385
Prepaid expenses	606,021	488,733
Other receivables	3,694	4,694

Total current assets	8,103,488	7,346,595

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,618,324	2,617,934
Building improvements	35,036	25,866

Total property, plant and equipment	2,653,360	2,643,800

Less accumulated depreciation and amortization	2,506,898	2,307,985

Property, plant and equipment, net	146,462	335,815

OTHER ASSETS	1,108	1,108

Total assets	$8,251,058	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
March 31, 2006 and June 30, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2006	June 30, 2005 (as restated)
	(unaudited)	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$2,261,253	$2,364,366
Trade notes payable to bank	2,458,134	783,806
Other notes payable	95,070	8,803
Accrued rebates	180,324	231,755
Accrued warrant liability	419,406	-
Accrued expenses	614,785	644,888

Total current liabilities	6,028,972	4,033,618

DEFERRED RENT	103,453	45,950

LONG-TERM DEBT	756,297	-

DEFERRED TAX LIABILITIES	308,291	308,291
Total liabilities	7,197,013	4,387,859

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Series A convertible preferred stock, $0.01 par value; 220,000 shares authorized, none issued and outstanding at March 31, 2006 and 59,350 shares issued and outstanding at June 30, 2005	-	594
Common stock, $.03 par value; 16,666,667 shares authorized; 1,375,511 shares issued and 1,251,246 shares outstanding at March 31, 2006 and 1,285,052 shares issued and 1,160,787 shares outstanding at June 30, 2005	41,711	38,551
Additional paid-in capital	18,747,966	18,699,817
Accumulated deficit	(11,729,456)	(9,437,127)
	7,060,221	9,301,835
Less common stock in treasury, at cost, 124,265 shares on March 31, 2006 and on June 30, 2005	6,006,176	6,006,176

Total shareholders' equity	1,054,045	3,295,659

Total liabilities and shareholders' equity	$8,251,058	$7,683,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)

Net sales	$6,112,764	$6,413,177

Cost of goods sold	5,030,487	4,882,440

Gross profit	1,082,277	1,530,737

Operating expenses
Selling, general and administrative	1,952,908	1,969,953

Loss from operations	(870,631)	(439,216)

Other Income and (Expense)
Interest income and (expense)	60,881	(41,098)
Other income and (expense)	-	19

Loss from operations before provision for income taxes	(809,750)	(480,295)

Provision for income taxes	-	-

NET LOSS	$(809,750)	$(480,295)

Net loss per common share: Basic	$(0.66)	$(0.64)

Diluted	$(0.66)	$(0.64)
		(as restated )

Weighted average common shares outstanding: Basic and diluted	1,226,113	960,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 2006 and 2005

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)

Net sales	$18,896,065	$19,471,243

Cost of goods sold	15,250,713	14,872,064

Gross profit	3,645,352	4,599,179

Operating expenses
Selling, general and administrative	5,796,661	5,758,904

Loss from operations	(2,151,309)	(1,159,725)

Other Expense
Interest expense	(137,785)	(111,777)
Other income and (expense)	-	(1,102)

Loss from operations before provision for income taxes	(2,289,094)	(1,272,604)

Provision for income taxes	3,235	-

NET LOSS	$(2,292,329)	$(1,272,604)

Net loss per common share: Basic	$(1.88)	$(1.33)

Diluted	$(1.88)	$(1.33)
		(as restated )

Weighted average common shares outstanding: Basic and diluted	1,221,484	960,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2006 and 2005

	Nine Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,292,329)	$(1,272,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	198,913	226,523
Amortization of discount on subordinated notes	159,064	-
Loss on disposal of property, plant and equipment	-	1,121
Stock-Based compensation	45,065	-
Deferred rent expense	57,503	-
Changes in operating assets and liabilities
Accounts receivable - trade	108,806	(155,264)
Inventories, net	(696,599)	1,462,041
Prepaid expenses	(90,500)	(120,509)
Other assets	1,000	1,225
Accounts payable - trade	(103,113)	144,719
Accrued rebates	(51,431)	(101,949)
Accrued expenses	(240,252)	(280,760)

Net cash used in operating activities	(2,903,873)	(95,457)

Cash flows from investing activities
Capital expenditures	(9,560)	(16,410)
Proceeds on sales of property, plant and equipment	-	300

Net cash used in investing activities	(9,560)	(16,110)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(17,435,509)	(20,977,401)
Gross borrowings on trade notes payable to bank	19,109,837	20,548,100
Gross payments on other notes payable	(141,641)	(646,969)
Gross borrowings on other notes payable	227,908	233,785
Subordinated notes borrowings	1,200,000	-
Proceeds from issuance of series A convertible preferred stock	-	572,000
Proceeds from issuance of common stock and exercise of options	5,650	38,464

Net cash provided by (used in) financing activities	2,966,245	(232,021)

Net increase (decrease) in cash and cash equivalents	52,812	(343,588)

Cash and cash equivalents, beginning of period	16,434	359,012

Cash and cash equivalents, end of period	$69,246	$15,424

Supplemental disclosure of cash flow information:
Interest Paid	$141,335	$111,777
Income Taxes Paid	$32,672	$1,384

Noncash financing activities:
Estimated fair value of the accrued warrant liability as of March 31, 2006 in connection with the subordinated notes is $419,406.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

1.     Description of Business:

        AHPC Holdings, Inc. (the “Company”) is a marketer of foodservice and medical examination gloves and other disposable items used primarily in the foodservice and medical industries in the United States and Canada through its wholly owned subsidiary, American Health Products Corporation (“AHPC”).

2.     Basis of Presentation:

        The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of our financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. The audited June 30, 2005 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a “going concern” emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements. For further information these financial statements and notes are to be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended June 30, 2005, filed October 14, 2005. The results of operations for the three and nine-month periods ended March 31, 2006, may not be indicative of the results that may be expected for the fiscal year ending June 30, 2006.

        We have made certain reclassifications to the prior year balances to show comparatives.

3.     Working Capital:

        We continue to incur operating losses and have working capital shortages. Despite this, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 15). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2006, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues we realize, cost reductions, rising raw material costs and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

4.     Principles of Consolidation:

        The accompanying condensed consolidated financial statements include our accounts and those of AHPC. All significant intercompany transactions have been eliminated in consolidation.

5.     Common Stock:

        During the nine months ended, March 31, 2006, we issued 5,000 shares of our Common Stock pursuant to the exercise of employee stock options, we issued warrants to purchase shares of our Common Stock (refer to Note 7) and we issued 26,109 shares of our Common Stock in connection with a cashless exercise of 57,692 shares of our Common Stock which were exercisable pursuant to employee stock options.

6.     Series A Convertible Preferred Stock:

        On February 2, 2005, we completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”). The Preferred Shares were issued at a discount price of $2.60 per share. The Preferred Shares were convertible on a one-for-one basis into shares of our Common Stock by the holders at anytime or by us at anytime provided that the closing price of our Common Stock equaled or exceeded 150% of the closing price of our Common Stock (i.e. $4.88 per share) for a period equal to 21 consecutive trading days. We filed a registration statement with the Securities and Exchange Commission (the “SEC”) on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Preferred Shares. As of September 30, 2005, all 220,000 Preferred Shares have been converted into shares of our Common Stock. In connection with this private placement, we issued the placement company warrants to purchase 11,000 shares of our Common Stock (refer to Note 7).

        Upon issuance, we recorded the Preferred Shares as a beneficial conversion feature to additional paid-in-capital and retained earnings. The Preferred Shares were issued at a discount in the aggregate amount of $143,000.

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

7.     Warrants:

        On February 3, 2005, we issued to LaSalle St. Securities, LLC, the placement agent for the private placement of the Preferred Shares, warrants to purchase 11,000 shares of our Common Stock with an exercise price equal to $3.25 per share. These warrants may be converted by the holder on a one-for-one basis into shares of our Common Stock. The warrants are exercisable during the period beginning August 5, 2005 and ending February 2, 2008.

        On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note 15). Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a “Class A Warrant.” Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the NASDAQ Stock Market exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of March 31, 2006, the Class A Warrants and Class B Warrants were assigned a fair value of $419,406, which is estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 4.5 years, a risk-free rate of 4.8, volatility of 100%, and an expected dividend yield of zero.

        The holders of the Subordinated Notes, referenced in the preceding paragraph, and Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if we file a registration statement or if we receive a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total shares of Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, we have on recorded the fair value of the Class A Warrants and Class B Warrants was $419,406 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

8.     Stock Incentive Plans:

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). We adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123 required us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we are required to record applicable compensation expense in our results of operations. During the three and nine month period ending March 31, 2006, we recognized a compensation expense of $45,065 related to the stock options issued.

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

        We adopted SFAS 123R using the modified prospective method and accordingly, results for prior periods were not restated. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock options for periods prior to the adoption of SFAS 123R.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net loss, as reported	$(480,295)	$(1,272,604)

Deduct: discount on Preferred Stock/ Beneficial Conversion	(143,000)	(143,000)

Deduct: total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	4,999	14,997

Pro forma net loss	$(618,296)	$(1,400,607)

Earnings per share
Basic - as reported	$(0.64)	$(1.47)
	(as restated )	(as restated )
Basic - pro forma	$(0.64)	$(1.47)
	(as restated )	(as restated )
Dilutive - as reported	$(0.64)	$(1.47)
	(as restated )	(as restated )
Dilutive - pro forma	$(0.64)	(1.47)
	(as restated )	(as restated )

9.     Net Loss Per Share:

        We follow the Statement of Financial Accounting Standards No. 128, “Earnings Per Share (EPS)” (“SFAS 128”), which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period after the effect of dilutive stock options and warrants. Dilution is not applicable during the loss periods presented. The weighted-average number of common shares and common share equivalents outstanding for the three and nine months ended March 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net Loss as reported	$(809,750)	$(480,295)	$(2,292,329)	$(1,272,604)
Deduct: discount on Preferred Stock/Beneficial Conversion		(143,000)		(143,000)
Net Loss available to common shareholders	$(809,750)	$(623,295)	$(2,292,329)	$(1,415,604)

Basic weighted-average number of common shares outstanding	1,233,346	960,066	1,233,346	960,066
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted-average number of common shares outstanding	1,233,346	960,066	1,233,346	960,066

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

          Our U.S. operations had generated net operating loss carry-forwards (“NOL’s”) in prior years, of which approximately $4.998 million is remaining at March 31, 2006. These NOL’s are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of our Redemption Transaction which is described in our prior filings with the Securities and Exchange Commission, including in Note 17 to our Notes to Condensed Consolidated Financial Statements filed as part of our Form 10-Q Report for the quarter ended December 31, 2005. We have available to utilize only $2.8 million of these NOL’s over the next 20 years, at which time all of the NOL’s listed above will have expired.

          For the nine months ended March 31, 2006 and 2005, we have recorded a provision of $3,235 and $0, respectively, for income taxes. The current period provision was for state income taxes.

11.    Contingencies:

          Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the nine months ended March 31, 2006, there were no additional product liability lawsuits filed against the Company. At March 31, 2006, we were involved in a total of 9 lawsuits, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. None of these lawsuits name us as the sole defendant. We are an active defendant in two of the claims. The indemnities have not pursued action against us in the remaining seven claims.

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

          We have a relatively small number of national accounts that comprise a substantial portion of our revenues. As of March 31, 2006, receivables from our key national accounts amounted to 77.4% of our outstanding accounts receivable.

12.    Critical Accounting Policies:

          While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

          Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of March 31, 2006 and June 30, 2005, we have established reserves of $61,988 and $336,351, respectively, in relation to our trade receivables. The decrease in this reserve was from a direct write-off of a fully reserved account receivable which had no impact on the financial results for the quarter ending March 31, 2006.

         We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established inventory reserves for valuation, shrinkage, excess and obsolete inventory. As of March 31, 2006, these reserves were $203,642 and as of June 30, 2005 these reserves were $225,941.

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

         Accrued Warrant Liability. In connection with the issuance of the Subordinated Notes, referred to in Note 15, we recorded the fair market value of the associated warrants (refer to Note 7) as an accrued warrant liability in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Accordingly, changes in the fair market value of the warrants will be reported in earnings as they occur. The associated discount on the Subordinated Notes is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes.

13.    Key Customers:

          Our customers include leading foodservice distributors and healthcare product suppliers. During the nine months ended March 31, 2006, AHPC’s national customer group accounted for 86.5% of net sales. This customer group is comprised of 60 independent customers, of which 38 we currently generate sales to. The loss of the national customers comprising this customer group would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

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

         The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings under the amended facility carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its “Money Rates” column as the “Prime Rate.” As of March 31, 2006, the prime rate was 7.75%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations remain secured by a security interest in substantially all of AHPC tangible and intangible assets and continue to contain certain penalties for early termination. As of March 31, 2006 and June 30, 2005, we had an outstanding credit line balance of $2,458,134 and $783,806, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $609,763 and $927,337, respectively. Also, included in the contingent outstanding letters of credit for both March 31, 2006 and June 30, 2005 is one stand by letter of credit for $125,000 which represents our warehouse and office space security deposit.

         In addition to our grant of a security interest in substantially all of AHPC’s assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

15.     Long Term Debt:

          On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes (the “Subordinated Notes”). Our obligations under the Subordinated Notes are secured by a Security Agreement that generally grants the holder of the Subordinated Note a secondary interest, behind Greenfield Commercial Credit, LLC, in substantially all of our assets. The Subordinated Notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of issuance of the Subordinated Notes. Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note 7). We recorded each warrant at its fair value at the date of issuance. The $26,786 fair value of the warrants allocable to the placement agent has been recorded as debt issue costs and is being amortized to expense over the term of the Subordinated Notes. The discount on the Subordinated Notes for the warrants is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes. At March 31, 2006, the unamortized discount on the warrants was $443,704. For the nine months ended March 31, 2006, total interest expense recognized relating to the discount was $159,064.

16.     NASDAQ Listing:

    On February 16, 2006, Nasdaq notified us that we did not comply with or satisfy Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing on the Nasdaq Stock Market.  On April 25, 2006, we received a determination letter from the Listing Qualifications Staff of The Nasdaq Stock Market, Inc. indicating that the Nasdaq Staff had determined to delist our securities from The Nasdaq Capital Market based upon our failure to satisfy the $2.5 million stockholders’ equity requirement, as noted above.  We plan to request a hearing before the NASDAQ Listing Qualifications Panel to review the Staff Determination and to seek continued listing on The Nasdaq Capital Market.

    On May 2, 2006, we submitted a request for a hearing to outline our plan to achieve and sustain compliance with all Nasdaq listing requirements that is acceptable to Nasdaq. The request for a hearing with the Nasdaq Panel will stay the Staff Determination at least until the hearing is held, likely within 30-45 days of the submission date, and the Panel subsequently issues a formal decision in this matter. Our securities will continue to trade on The Nasdaq Capital Market pending the issuance of a decision by the Nasdaq Panel.

          On May 5, 2006, we received a stay on the delisting action pending a final written decision by the Nasdaq Listing Qualifications Panel. The Panel will consider our appeal at the set hearing date of June 15, 2006.

17.     Restatement:

          This Form 10-Q reflects a correction of certain accounting information and disclosures related to the calculation of our reported basic and diluted net loss per share. For the quarter ended March 31, 2005 we improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-dilutive diluted net loss per share amount. We have restated our financial statements to reflect the correction of this error.

	Three Months Ended March 31, 2005 (as restated)	Nine Months Ended March 31, 2005 (as restated)	Three Months Ended March 31, 2005 (as previously reported)	Nine Months Ended March 31, 2005 (as previously reported)

Net Loss	$(480,295)	$(1,272,604)	$(480,295)	$(1,272,604)
Basic net loss per common share	$(0.64)	$(1.47)	$(0.50)	$(1.33)
Diluted net loss per common share	$(0.64)	$(1.47)	$(0.44)	$(1.20)

18.     Prior Period Restatement:

          This Form 10-Q reflects a prior period restatement related to the recognition of the loss from the Stock Redemption Transaction, which is described in our prior filings with the Securities and Exchange Commission, including in Note B to our Notes to Consolidated Financial Statements filed as part of our Form 10-K Report for the Fiscal Year Ended June 30, 2005, as a loss in operations and not as a capital transaction. We have restated our financial statements to reflect the correction of this error. Further, we are in the process of restating our Consolidated Financial Statements filed in our Form 10-K Report for the Fiscal Year Ended June 30, 2005 to reflect the corrections noted below.

	Common Stock		Series A Preferred Stock		Additional paid-in	Retained Earnings (accumulated	Treasury Stock	Shareholders'
	Shares	Amount	Shares	Amount	capital	deficit)	Amount	Equity

Balance, June 30, 2005	1,285,052	$38,551	59,350	$594	$18,525,456	$(9,262,766)	$(6,006,176)	$3,295,659

Prior period restatement					174,361	(174,361)

Balance, June 30, 2005, as restated	1,285,052	$38,551	59,350	$594	$18,699,817	$(9,437,127)	$(6,006,176)	$3,295,659

      ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management’s discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation (“AHPC”), is engaged in the marketing and distribution of high quality medical grade examination and foodservice gloves and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the nine months ended March 31, 2006, we recorded net sales of approximately $18.9 million.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005:

Consolidated net sales for the three months ended March 31, 2006 were $6,112,764 which represents a decrease in net sales of $300,413 or 4.7% compared to the three months ended March 31, 2005. This decrease in net sales is due to continued competitive pricing pressure within some of our national account customers for our lower margin products. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $448,460 or 29.3% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to continued increases in raw material costs. We expect to improve our margins on our product sales in subsequent quarters due to certain price increases that have been approved to enable us to pass on to our customers certain of the increased raw material costs we have recently incurred. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $431,415 or 98.2% for the three months ended March 31, 2006 from the same time period in the prior year. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended March 31, 2006, our selling, general, administrative and other expenses (“SG&A expenses”) decreased by $17,045 or 0.9%. As a percentage of net sales, SG&A expenses increased from 30.7% for the three months ended March 31, 2005, to 31.9% for the three months ended March 31, 2006. This percentage increase was primarily due to the decrease in net sales for the three month period ended March 31, 2006.

       Loss from operations before taxes increased by $329,455 or 68.6% for the three months ended March 31, 2006 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in sales and an increase in raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense increased by $101,979 for the three months ended March 31, 2006 from the reported amount in the same period in the prior year. This increase was due to amortization of the recorded warrant discount of $63,423 (refer to Note 15), a decrease in interest expense due to a decrease in the fair value of the warrants of $222,070, and an increase in borrowings on our current credit facility during the current year period.

The expense for income taxes for the three month-periods ended March 31, 2006 and March 31, 2005 was $0.

As a result of the factors discussed above, we reported a net loss of $(809,750) for the three months ended March 31, 2006, which compares to a net loss of $(480,295) during the same period in the prior year. Basic and dilutive net loss per share for the three months ended March 31, 2006 and March 31, 2005, were $(0.66) and $(0.64), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005:

Consolidated net sales for the nine months ended March 31, 2006 were $18,896,065 which represents a decrease in net sales of $575,178 or 3.0% compared to the nine months ended March 31, 2005. This decrease in net sales is due to competitive pricing pressure within some of our national account customers for our lower margin products. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $953,827 or 20.7% for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to increases in raw material costs. As stated above, we expect to improve our margins on our product sales in subsequent quarters due to certain price increases that have been approved to enable us to pass on to our customers certain of the increased raw material costs we have recently incurred. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $991,584 or 85.5% for the nine months ended March 31, 2006 from the same time period in the prior year. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the nine months ended March 31, 2006, our SG&A expenses increased by $37,757 or 0.7%. As a percentage of net sales, SG&A expenses increased from 29.6% for the nine months ended March 31, 2005, to 30.7% for the nine months ended March 31, 2006. This percentage increase was primarily due to a decrease in net sales for the nine month period ended March 31, 2006.

        Loss from operations before taxes increased by $1,016,490 or 79.9% for the nine months ended March 31, 2006 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in net sales described above combined with an increase in our raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense increased by $26,008 for the nine months ended March 31, 2006 from the reported amount in the same period in the prior year. This increase was due to amortization of the warrant discount of $159,064 (refer to Note 15), a decrease in interest expense due to a decrease in the fair value of the warrants of $210,147 and an increase in borrowings on our current credit facility during the current year period.

The expense for income taxes for the nine months ended March 31, 2006 was $3,235 compared to $0 in the prior year period. The increase in the current year period was due to income taxes paid to various states.

As a result of the factors discussed above, we reported a net loss of $(2,292,329) for the nine months ended March 31, 2006, which compares to a net loss of $(1,272,604) during the same period in the prior year. Basic and dilutive net loss per share for the nine months ended March 31, 2006 and March 31, 2005, were $(1.88) and $(1.33), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Nine Months Ended March 31, 2006:

Cash and cash equivalents at March 31, 2006 were $69,246, an increase of $52,812 from $16,434 at June 30, 2005. We experienced an increase in cash flows during the nine months ended March 31, 2006, primarily as a result of cash provided by financing activities which largely related to proceeds received from the issuance of our secured subordinated promissory notes (refer to Note 15 of our Condensed Consolidated Financial Statements included elsewhere in this report) and increased borrowings on our trade notes payable to the bank.

Our operations used cash of $2,903,873 during the nine months ended March 31, 2006, primarily as a result of increases in inventory levels and product line extensions. Inventory levels for our core line of business is maintained at levels between six-eight weeks on hand whereas inventory levels on all other lines of business vary. Net trade accounts receivable at March 31, 2006 was $1,735,543 which decreased from $1,844,349 at June 30, 2005 due to the decline in our net sales and due to the timing of our cash receipts. Net inventories at March 31, 2006 were $5,688,984, an increase from the level at June 30, 2005, of $4,992,385, due to management’s efforts to maintain inventory levels and bring on new product line extensions.

During the nine months ended March 31, 2006, we used cash in investing activities of $9,560 in connection with capital improvement expenditures primarily relating to computer software and hardware purchases.

During the nine months ended March 31, 2006, cash provided by financing activities equaled $2,966,245. The cash provided by financing activities primarily came from the issuance of $1.2 million in secured subordinated promissory notes (refer to Note 15 of our Condensed Consolidated Financial Statements included elsewhere in this report) and increased borrowings on our trade notes payable to the bank due to the increased need to finance the inventory at March 31, 2006.

We renewed our credit facility with Greenfield Commercial Credit, LLC on September 9, 2005 with certain amendments described below. In connection with the renewal, we incurred a renewal fee of $100,000. Moreover, the fee to again renew the security agreement after the one-year term expires in September 2006 will be $50,000.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations are secured by a security interest in substantially all of AHPC's tangible and intangible assets and contain certain penalties for early termination. As of March 31, 2006, we had an outstanding balance under this credit facility of $2,458,134 and were contingently liable for outstanding letters of credit liabilities totaling $609,763.

Our audited June 30, 2005 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a “going concern” emphasis paragraph in their audit report accompanying the June 30, 2005 financial statements. We continue to experience reoccurring net losses. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together have limited the benefits of these programs in our results of operations.

        Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 15 of our Condensed Consolidated Financial Statements included elsewhere in this report). We believe that this short-term and long-term financing will be sufficient to support our liquidity for the foreseeable future, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2006. We are evaluating certain strategic alternatives that we believe will improve our long-term cash flow and profitability. These alternatives include evaluating product line and customer profitability, evaluating the markets within which we participate, further diversification of the product line to include additional non-glove products, and expanding into markets where we currently do not participate in.  No assurances can be given that these will occur. The rate at which cash will be consumed is primarily dependent on the revenues realized, cost reductions, rising raw material costs and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

The following table summarizes our significant contractual commitments as of March 31, 2006:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,789,413	$105,599	$1,306,836	$376,978	$-
Purchase Commitments (2)	$16,192,121	$1,310,042	$14,882,079	$-	$-

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

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include those contained in our reports that we file with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended June 30, 2005, filed October 14, 2005, and the following: changes in consumer spending patterns; unanticipated issues related to the Company’s business; the Company’s success in implementing its strategic plan; actions of companies that compete with the Company; the Company’s success in managing inventory; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates that are tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2006.

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

During the process of responding to a recent Securities and Exchange Commission comment letter, the Company’s management identified an error which led to the identification of a material weakness within the Company’s financial reporting and disclosure controls.

The error relates to the Company's accounting and disclosure of the reverse three for one stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. The Company incorrectly included potential common shares in the denominator of a diluted per-share computation that resulted in the disclosure of an anti-dilutive per share amount, which is not the equivalent of diluted earnings per share disclosure. Additionally, in connection with the reverse three for one stock split, the Company failed to retroactively adjust its loss per share amounts to reflect the stock split. It should be noted, however, that the Company's failure to accurately report its basic and diluted net loss per share did not have any affect on the Company's cash balance or net loss for the applicable periods.

        In addition, during the quarter ended September 30, 2005 and March 31, 2006, a significant adjustment relating to the accounting treatment for the warrants (refer to Note 7 of our Condensed Consolidated Financial Statements included elsewhere in this report) was proposed by our independent auditors and recorded by management and reflected in the financial statements included within this Form 10-Q.

The material weakness relates to the lack of formal policies and procedures related to our financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

-	Developing a formal policy/procedures manual for the financial statement reporting and regulatory filing process;
-
Developing monthly, quarterly and annual closing procedures checklists and “close” binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements);

-	Utilizing Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included;
-	Preparing white papers to address the accounting for any new accounting pronouncements and any existing and/or new complex or unusual accounting transactions;
-	Employing documented detail reviews by management and others of regulatory filings and financial statements;
-	Implementing training programs for technical accounting areas and SEC reporting requirements; and
-	Continuing to consider with outside legal counsel the filing of an 8-K upon signature of any agreements made on behalf of the Company.

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

__________________________
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

Dated: May 15, 2006