Form 10-K/A
period 2005-06-30
AHPC Holdings, Inc.
filed 2006-08-18
CIK 837038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (AMENDMENT NO. 1)
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
Yes [   ] No [X]

Aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the registrant's most recently completed fiscal year end) was $5,522,969. Shares of voting common stock held as of June 30, 2005 by any person who was an executive officer or director of the registrant as of June 30, 2005 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

At October 13, 2005, 1,224,137 shares of the Registrant's Common Stock were outstanding.

As used in this report, the terms "we," "us," "our" and the "Company" mean AHPC Holdings, Inc. and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

EXPLANATORY NOTE

The Company is amending its Annual Report on Form 10-K for the fiscal year ended June 30, 2005. This Amendment No. 1 on Form 10-K/A is being filed to restate our consolidated financial statements for the fiscal years ended June 30, 2005 and 2004 and amend the related disclosures in our original Form 10-K, as described below and in Notes B and O to our Consolidated Financial Statements included in this Amended Form 10-K/A.

The restatement of our Consolidated Financial Statements is related to the correction of an error in the recording of the transaction governed by our Stock Redemption and Exchange Agreement with WRP Asia Pacific Sdn Bhd ("WRP Asia") pursuant to which we redeemed all of WRP Asia's shareholdings in the Company, consisting of 417,513 shares of Class A Common Stock and 833,333 shares of common stock. This transaction is described in more detail in Note B to our Consolidated Financial Statements included in this Amended Form 10-K/A. The effect of the loss incurred by the Company on this transaction of $174,361 was reported incorrectly as a reduction in our Paid-in-Capital. The loss on the transaction should have been reported through our Statement of Operations and reported as a loss on disposition of assets in the Consolidated Financial Statements for the fiscal year ended 2004. We are also restating the unaudited Consolidated Condensed Financial Statements for the first three quarters of fiscal year 2005 that were previously reported in our quarterly reports on Form 10-Q, and the consolidated financial statements for the fiscal year 2005 that were reported in our Annual Report on Form 10-K, all as previously filed with the Securities and Exchange Commission.

This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the effects of the restatement described above and in Notes B and O to our Consolidated Financial Statements included in this report. Additionally, this amended Form 10-K/A, except for the restatement information, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filing. All information contained in this Amended Form 10-K/A and original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

AHPC HOLDINGS, INC.
FORM 10-K/A (AMENDMENT NO. 1)
FOR THE YEAR ENDED JUNE 30, 2005

PART I

This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, including those set forth in the section below entitled "Risks Affecting Forward Looking Statements and Stock Prices."

ITEM I. BUSINESS

General

AHPC Holdings, Inc., formerly known as WRP Corporation, through our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is a leading marketer of foodservice and medical examination gloves in the United States. Prior to April 30, 2004, we were also a manufacturer of disposable latex examination and food service gloves through a formerly 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"), which we sold in April 2004. We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

From March 1998 until April 30, 2004, WRP Asia Pacific Sdn Bhd ("WRP Asia") owned a majority of our outstanding common stock. As of April 30, 2004, WRP Asia owned 53.2% of our outstanding securities, which consisted of 833,333 shares of common stock and 417,513 "Class A" shares of common stock (the latter of which was convertible into our common stock and entitled WRP Asia to elect a majority of our directors). WRP Asia is one of the world's leading manufacturers of high quality disposable gloves, primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC had been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

On April 30, 2004, pursuant to the terms of our stock redemption and exchange agreement with WRP Asia, we redeemed all of WRP Asia's shareholdings in the Company, which consisted of the 417,513 shares of Class A Common Stock and the 833,333 shares of common stock. These share amounts reflected the 1-for-3 reverse stock split which occurred on January 20, 2004. As consideration for the redemption we conveyed to WRP Asia, our 70% ownership interest in our subsidiary PT Buana and excused all indebtedness owing to us from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to certain purchases of our products. We also entered into a five year supply agreement whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia. On the closing of the transaction, the three of our seven directors who were employees of WRP Asia resigned as our officers and directors.

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

Glove Products

        Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination used primarily in the foodservice, non-acute medical, dental, nursing home and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names "DermaSafe®," "Glovetex®," and "SafePrepTM" to foodservice distributors, medical distributors, dental distributors and nursing homes. AHPC also sells gloves to other companies, which market the gloves under their own brand names or "private labels." The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

For the year ended June 30, 2005, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 28%, 27% and 36%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

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

Powder-Free Latex Examination and Foodservice, Nitrite and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from Indonesia and Malaysia. In addition, AHPC is supplied with its nitrile and other synthetic gloves from China. AHPC also purchases latex powder-free gloves from PT Buana.

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

Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2005, AHPC's national customer group, accounted for 89.1% of its net sales. The customer group is comprised of approximately 60 independent customers. The loss of these national customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from in order to gain efficiencies across their product lines. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

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

On March 1, 2002, we announced that AHPC had entered into a Transition Services Agreement with Maxxim Medical, Inc., ("MAXXIM"), whereby MAXXIM would service certain of our acute-care medical customers. As a result of this transition, we substantially reduced our personnel in our medical division and transitioned our business with respect to most of our customers in the medical division to MAXXIM. On February 11, 2003, MAXXIM filed for bankruptcy. As of June 30, 2005, we had an outstanding account receivable from MAXXIM of $280,115.41. This amount has been fully reserved on our balance sheet.

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

Deborah Bills has been our Chief Financial Officer, Secretary and Treasurer since May 1, 2004. Prior to becoming Chief Financial Officer, Secretary and Treasurer, she served as the Company's corporate controller. She joined us in October 2000, as an accounting manager. Prior to joining us in October 2000, she served as accounting manager for Advanced Dial Company.

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

We have obtained product liability insurance coverage, which covers the defense costs, and certain damage awards associated with the product liability claims against the Company and the indemnity of the Company's customers to the limits of the policies. However, there is no assurance that our insurance will be sufficient to meet all damages, for which we may be held liable, or the product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms. Likewise, there is no assurance that the outcome of these suits will not adversely affect our operations or financial condition. We intend to vigorously contest any latex claim initiated against us or one of our indemnities, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Stock Market under the symbol "GLOV". The table below sets forth for each quarter of the fiscal year indicated the reported closing high and low sale prices of our common stock. The information shown below gives effect to (for all periods shown) our 1-for-3 reverse stock split which was effected on January 20, 2004.

COMMON STOCK PRICES

Period Ended	Low	High
June 30, 2005
4th quarter	$2.90	$4.40
3rd quarter	$3.10	$4.47
2nd quarter	$1.95	$4.09
1st quarter	$3.02	$4.60
June 30, 2004
4th quarter	$2.39	$4.95
3rd quarter	$1.02	$2.70
2nd quarter	$1.47	$2.91
1st quarter	$1.02	$1.98

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company presented below for the years ended June 30, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information referred to in Item 8 of this report. The table below contains restated net loss and net loss per share information for the fiscal year ended June 30, 2004 (refer to Note O).
	Year Ended June 30,
(In thousands except per share amounts)	2005 (as restated, see Note O)	2004 (as restated, see Note O)	2003	2002	2001
STATEMENT OF OPERATIONS DATA:

Net sales	$26,553	$36,560	$36,989	$47,357	$51,889
Gross profit	6,290	6,027	5,737	11,580	14,698
Selling, general & administrative expenses	7,674	9,134	8,939	17,640	13,784
Minority interest in loss (income)
Of subsidiary, net of tax	-	243	250	202	(185)

Net (loss) income	($1,152)	($3,024)	($5,560)	($4,293)	$529

PER SHARE DATA:

(Loss) earnings per share	($1.13)	($3.15)	($2.51)	($1.94)	($0.24)
		(restated )

Total assets	$7,684	$9,983	$25,965	$32,947	$36,072

Long-term debt	$0	$0	$5	$19	$13
Total shareholders' equity	$3,296	$3,837	$11,266	$16,836	$21,176

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

We formerly owned a 70% interest in a subsidiary, PT WRP Buana Multicorpora ("PT Buana"), whose primary operations consist of an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia whereby we agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia and PT Buana.

This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us referenced in Item 8 of this report. The consolidated financial statements for the years ended June 30, 2005, 2004 and 2003 include our results of operations and statements of cash flows, which include the results for AHPC for all such periods and the results for PT Buana through April 30, 2004 (refer to Note B of the financial statements attached to this report). This Form 10-K/A includes restated net loss information for the fiscal year ended June 30, 2004 and restated shareholder's equity information for the years ended June 30, 2004 and June 30, 2005 (refer to Note O).

Results of Operations

        The following table summarizes our operating results as a percentage of net sales for the periods indicated. The table below contains restated net (loss) information for the fiscal year ended June 30, 2004 (refer to Note O).

	Year Ended June 30,
	2005	2004	2003	2002	2001
		(as restated)
STATEMENT OF OPERATIONS DATA:

Net sales	100%	100%	100%	100%	100%
Cost of goods sold	76.3	83.5	84.5	75.5	71.7
Gross profit	23.7	16.5	15.5	24.5	28.3
Selling, general & administrative expenses	28.9	25.0	24.2	37.3	26.6
(Loss) income from operations	(5.2)	(8.5)	(8.7)	(12.8)	1.7

Interest (expense) / other income, net	(0.6)	(0.7)	(1.9)	(0.6)	(0.9)
Provision for (benefit from) income taxes	(1.5)	(0.3)	5.1	(3.9)	(0.5)
Minority interest in loss (income) of subsidiary	-	0.7	0.7	0.4	(0.3)
Net loss from discontinued operations	-	-	-	-	-

Net (loss) income	(4.33%)	(8.27%)	(15.00%)	(9.10%)	1.00%

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

Operating loss decreased $1,723,372 or 55.5% for fiscal year ended June 30, 2005 from the prior fiscal year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2005, our selling, general, administrative decreased by $1,460,084 or 16.0%. As a percentage of net sales, selling, general, administrative increased from 25.0% for the year ended June 30, 2004, to 28.9% for the year ended June 30, 2005. This decrease was primarily due to the redemption of our common stock from WRP Asia and the resulting loss of PT Buana selling, general, administrative and other expenses of $1,289,364 offset with an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss before minority interest and income taxes, operations decreased by $1,842,141 or 54.6%, as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), for the year ended June 30, 2005 compared to the prior fiscal year. The decrease in our loss from continuing operations was primarily due to better acquisition costs and a reduction in inventory storage at our outside warehouse facilities, which was offset by the loss incurred in connection with the redemption of our stock from WRP Asia (refer to Note O to our consolidated financial statements included elsewhere in this report). Included in this computation is other income which consists of rental, interest and miscellaneous income. Other income decreased $110,221 during the year ended June 30, 2005 from the prior year ended June 30, 2004. This decrease in other income was primarily related to the resulting loss of PT Buana, through the redemption of our common stock from WRP Asia.

The benefit for income taxes for the year ended June 30, 2005 and June 30, 2004 was $(383,160) and $(109,860), respectively. The change in tax benefit was due to the write-down of expired tax reserves.

As a result of the factors discussed above, we reported net loss of $(1,151,549) for the year ended June 30, 2005, which compares to a net loss of $(3,024,304), as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), during the prior year ended June 30, 2004. Loss per share for the years ended June 30, 2005 and June 30, 2004, were $(1.13) and $(3.15), as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), respectively.

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

Operating loss decreased $95,482 or 3.0% for the fiscal year ended June 30, 2004 from the prior year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2004, our selling, general, administrative increased by $194,434 or 2.2% over the year ended June 30, 2003. As a percentage of net sales, selling, general, administrative increased from 24.2% for the year ended June 30, 2003, to 25.0% for the year ended June 30, 2004. This increase was primarily due to an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss from continuing operations decreased by $534,664 or 13.7%, as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), for the year ended June 30, 2004 compared to the prior year. This decrease in the loss was due to our recording of a goodwill impairment loss of $(1,042,094) for the year ended June 30, 2003, which was offset by the loss incurred in connection with the redemption of our stock from WRP Asia (refer to Note B) to our consolidated financial statements included elsewhere in this report). Also included in this computation is other income which consists of rental, interest and miscellaneous income. Other income decreased $406,381 during the year ended June 30, 2004 from the prior year. This was primarily due to our billing of $375,000 to MAXXIM for the Transition Services Agreement in the fiscal year ended June 30, 2003.

The benefit for income taxes for the year ended June 30, 2004 was $(109,860) compared to a prior year expense of $1,898,169. The prior year tax expense was due to the establishment of a valuation allowance against our deferred tax assets.

As a result of the factors discussed above, we reported a net loss of $(3,024,304), as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), for the year ended June 30, 2004, which compared to a net loss of $(5,559,769) during the prior year. Diluted earnings per share for the years ended June 30, 2004 and June 30, 2003, were $(3.15), as restated (refer to Note O to our consolidated financial statements included elsewhere in this report), and $(2.54), respectively, which numbers were "restated" (refer to Note O of our consolidated financial statements).

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

We have experienced recurring net losses of $1.152 million, $3,024 million and $5.560 million during the fiscal years ending June 30, 2005, 2004, and 2003, respectively. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in our results of operations.

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

Contractual Obligations

The following table summarizes our significant contractual commitments at June 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases (1)	$2,039,229	$457,182	$1,238,124	$343,923	--
Purchase Commitments (2)	$20,122,247	$5,240,168	$14,882,079	--	--
_______________

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

New Accounting Standards and Pronouncements

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment" (Revised 2004) ("SFAS 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We have granted stock options to our employees in connection with the provisions of services. Accordingly, SFAS 123 requires us to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, we will be required to record this compensation expense in our results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for us beginning the first annual reporting period that begins after June 15, 2005. We have adopted the provisions of SFAS 123R using the modified prospective method. We determined that the adoption of this standard will not have a material impact on our financial statements.

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

Variations in Quarterly Result. Our quarterly operating results are subject to various risks and uncertainties, including risks and uncertainties related to: local and international political and economic conditions; foreign currency volatility; competitive pressures; the composition, timing and size of orders from and shipments to major customers; variations in product mix and the size mix between sales; variations in product cost; infrastructure costs; obsolescence of inventory; and other factors as discussed below. Accordingly, our operating results may vary materially from quarter to quarter.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto are filed under this item beginning on page F-I of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation and because of the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

During the process of responding to a recent SEC comment letter, the Company's management identified an error that lead to the identification of a material weakness within the Company's financial reporting and disclosure controls.

The error relates to the Company's accounting and disclosure of the reverse three for one stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. The Company incorrectly included potential common shares in the denominator of a diluted per-share computation that resulted in the disclosure of an antidilutive per share amount, which is not the equivalent of a diluted earnings per share disclosure. Additionally, in connection with the reverse three-for-one stock split, the Company failed to retroactively adjust its loss per share amounts to reflect the stock split. It should be noted, however, that the Company's failure to accurately report its basic and diluted net loss per share did not have any affect on the Company's cash balance for the applicable periods.

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

George Jeff Mennen was elected to the Board of Directors on October 12, 1994. For over five years, Mr. Mennen has headed the G.J. Mennen Group, a consulting fine specializing in family-owned businesses. Mr. Mennen had a distinguished career at the Mennen Company, including being the Vice Chairman of that company. The Mennen Company was founded by Mr. Mennen's great grandfather in 1878 and remained privately owned until it was sold in 1992 to Colgate-Palmolive.

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

Anthony F. Alibrio, Sr. was elected to the Board of Directors in May 2004. He is currently President Emeritus of Sodexho Marriot, Inc.'s Health Care Division. Sodexho is the leading food and facilities management services company in North America. Mr. Alibrio has over 37 years experience in both health care and foodservice. As the President of Sodexho Marriott, Inc.'s Health Care Division, he led an organization with $3.2 billion in revenue that provided services to over 1,000 hospitals and long-term care institutions.

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

			Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Options	All Other Compensation
	2005	$206,000	$33,945(1)	--	--	$19,200(2)
Alan E. Zeffer, President and CEO	2004	$185,000	--	--	20,000	$19,200(2)
	2003	$185,000	$28,000	--	6,667	$19,200(2)

Deborah J. Bills, CFO (3)	2005	$115,408	--	--	--
	2004	$93,166	--	--	20,000

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Total Voting Stock

Common Stock	George Jeff Mennen	30,000[1]
Common Stock	George Jeff Mennen	3,333	33,333	2.1%

Common Stock	Robert J. Simmons	30,000[1]
Common Stock	Robert J. Simmons	1,666	31,666	1.9%

Common Stock	Don L. Arnwine	30,000[1]
Common Stock	Don L. Arnwine	1,000	31,000	1.9%

Common Stock	Richard J. Swanson	29,000[1]
Common Stock	Richard J. Swanson	2,000	31,000

Common Stock	Anthony L. Alibrio, Sr.	20,000[1]	20,000	1.2%

Common Stock	Alan E. Zeffer	50,000[1]
Common Stock	Alan E. Zeffer	10,950	60,950	3.7%

Common Stock	Deborah J. Bills	16,192[1]	16,192	1.0%

Common Stock	Total Executive Officers & Directors as a group (7 persons)	205,192[1] 18,949	224,141	13.8%
_____________________

1Represents shares to be issued upon exercise of options to purchase common stock granted under our Omnibus Equity Compensation Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2005.

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

ITEM 14.  PRINCIPAL FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees the Company was billed for audit and non-audit services rendered by the Company's auditors, Grant Thornton LLP, during fiscal 2005 and 2004:

Service Type	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$211,828	$212,950
Audit-Related Fees	--	--
Tax Fees	0	0
All Other Fees	--	--
Total Fees Billed	$211,828	$212,950

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.             Financial Statements.

A list of financial statements for the Company is contained in "Index to Financial Statements of AHPC Holdings, Inc." on page F-1.

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

3.6   Amendment to Bylaws of the Company, incorporated herein by reference to Exhibit 3.5 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).

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

10.10       Second Amendment to Loan and Security Agreement dated as of September 9, 2005 by and among Greenfield Commercial Credit L.L.C., AHPC Holdings, Inc. and American Health Products Corporation incorporated by reference to Exhibit 10.10 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2005 (File No. 0-17458).

10.11      Amended and Restated Revolving Credit Loan Note dated September 9, 2005 in the principal amount of $5,000,000 made payable to Greenfield Commercial Credit, L.L.C. incorporated by reference to Exhibit 10.11 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2005 (File No. 0-17458).

21    Subsidiaries of the Company.

23.1         Consent of Grant Thornton LLP, the Company's Independent Registered Public Accounting Firm.

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

AHPC HOLDINGS, INC.

Date:  August 18, 2006                             By:  /s/ Deborah J. Bills
                                             Deborah J. Bills, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date:  August 18, 2006                     By:  /s/ Alan E. Zeffer
     Alan E. Zeffer, President and Chief
 Executive Officer (Principal Executive Officer)

Date:  August 18, 2006                     By:  /s/ George Jeff Mennen
                 George Jeff Mennen, Director
                                 and Chairman of the Board of Directors

Date:  August 18, 2006                     By:  /s/ Richard J. Swanson
                 Richard J. Swanson, Director

Date:  August 18, 2006                     By:  /s/ Robert J. Simmons
                                         Robert J. Simmons, Director

Date:  August 18, 2006                     By:  /s/Don L. Arnwine
                 Don L. Arnwine, Director

Date:  August 18, 2006                     By:  /s/ Anthony F. Alibrio, Sr.
                                         Anthony F. Alibrio, Sr., Director

Date:  August 18, 2006                 By:  /s/ Deborah J. Bills
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

We have audited the accompanying consolidated balance sheets of American Health Products Corporation (A Maryland corporation) and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has restated its consolidated statement of operations for fiscal 2004 for the loss associated with the Stock Redemption and Exchange Transaction described in Note B. See Note O for further information regarding the restatement.

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

/s/ Grant Thornton LLP

Chicago, Illinois
October 13, 2005 (except for
Note O, as to which the
date is June 16, 2006)

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS	2005 (as restated, see Note O)	2004 (as restated, see Note O)
CURRENT ASSETS
Cash and cash equivalents	$16,434	$359,012
Accounts receivable - trade, net of allowance for
doubtful accounts of $336,351 at June 30, 2005
and $319,851 at June 30, 2004	1,844,349	1,823,149
Inventories, net	4,992,385	6,694,430
Prepaid expenses	488,733	425,301
Other receivables	4,694	5,193

Total current assets	7,346,595	9,307,085

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,617,934	2,621,109
Building improvements	25,866	14,310

Total property, plant and equipment	2,643,800	2,635,419

Less accumulated depreciation and amortization	2,307,985	2,028,981

Property, plant and equipment, net	335,815	606,438

OTHER ASSETS
Other assets	1,108	69,595

Total other assets	1,108	69,595

	$7,683,518	$9,983,118

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2005 (as restated, see Note O)	2004 (as restated, see Note O)
CURRENT LIABILITIES
Accounts payable - trade	$2,364,366	$2,349,617
Trade notes payable to bank	783,806	1,812,890
Other notes payable	8,803	37,054
Accrued rebates	231,755	289,010
Accrued expenses	644,888	931,832

Total current liabilities	4,033,618	5,420,403

DEFERRED RENT	45,950	-

DEFERRED TAX LIABILITIES	308,291	725,972

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A convertible preferred stock $0.01 par value;
220,000 shares authorized, 59,350 issued and outstanding at
June 30, 2005 and none issued and outstanding at June 30, 2004	594	-
Common stock, $.03 par value; 3,333,333 shares
authorized; 1,285,052 shares issued; 1,160,787 shares outstanding at June 30, 2005 and 1,108,452 shares issued; 984,187 shares
Outstanding at June 30, 2004	38,551	33,037
Additional paid-in capital	18,699,817	17,952,460
Accumulated deficit	(9,437,127)	(8,142,578)
	9,301,835	9,842,919
Less common stock in treasury, at cost, 124,265 shares
on June 30, 2005 and June 30, 2004	6,006,176	6,006,176

Total shareholders' equity	3,295,659	3,836,743

	$7,683,518	$9,983,118

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
Fiscal Years Ended June 30, 2005, 2004 and 2003

	Fiscal Year Ended
	2005	2004 (as restated, see Note O)	2003
Net sales	$26,553,241	$36,560,430	$36,988,567

Cost of goods sold	20,262,889	30,533,366	31,251,419

Gross profit	6,290,352	6,027,064	5,737,148

Operating expenses
Selling, general and administrative	7,673,830	9,133,914	8,939,480

Loss from operations	(1,383,478)	(3,106,850)	(3,202,332)

Other Income and (Expense)
Interest expense	(142,415)	(197,044)	(174,874)
Other income	(8,816)	101,405	507,786
Loss on stock redemption transaction	-	(174,361)	-
Impairment Loss	-	-	(1,042,094)

Loss from operations before provision
for (benefit from) income taxes
and minority interest	(1,534,709)	(3,376,850)	(3,911,514)

Provision for (benefit from) income taxes	(383,160)	(109,860)	1,898,169

Loss from operations before minority
interest	(1,151,549)	(3,266,990)	(5,809,683)

Minority interest in loss of subsidiary	-	(242,686)	(249,914)

NET LOSS	$(1,151,549)	$(3,024,304)	$(5,559,769)

Discount on Preferred Stock/Beneficial Conversion	(143,000)	--	--

NET LOSS Available to Common Shareholders	$(1,294,549)	$(3,024,304)	$(5,559,769)

Basic net loss per common share	$(1.13)	$(3.15)	$(2.51)
		(as restated )

Diluted net loss per common share	$(1.13)	$(3.15)	$(2.51)
		(as restated )

Weighted average number of common shares outstanding:
Basic	1,143,887	960,066	2,210,911

Diluted	1,143,887	960,066	2,210,911

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY

Fiscal Years Ended June 30, 2005, 2004 and 2003

	Series A				Series A		Additional	Retained Earnings	Treasury
	Common Stock		Common Stock		Preferred Stock		paid-in	(accumulated	Stock	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit)	Amount	Equity
							(as restated, see Note O)	(as restated, see Note O)
Balance, June 30, 2002	1,252,538	$12,525	5,803,692	$58,037	-	$-	$17,942,471	$441,493	$(1,618,376)	$16,836,150

Net loss	-	-	-	-	-	-	-	(5,559,769)	-	(5,559,769)
Common stock repurchases	-	-	-	-	-	-	-	-	(10,800)	(10,800)

Balance, June 30, 2003	1,252,538	$12,525	5,803,692	$58,037	-	$-	$17,942,471	$(5,118,276)	$(1,629,176)	$(11,265,581)

Net loss	-	$-	-	$-	-	-	$-	$(3,024,304)	-	$(3,024,304)
Stock Redemption & Exchange		(12,525)		(25,000)			(11)		(4,377,000)	(4,414,536)
Warrants Exercised							10,000			10,000
Reverse Stock Split (3-1)	(835,025)		(3,861,907)							-
Common stock repurchases	(417,513)		(833,333)

Balance, June 30, 2004 (as restated)	$-	$-	1,108,452	$33,037	-	$-	$17,952,460	$(8,142,578)	$(6,006,176)	$3,836,743

Net loss	-	$-	-	$-	-	-	$-	$(1,151,549)	-	$(1,151,549)
Issuance of Series A Convertible
Preferred Stock					220,000	2,200	569,800			572,000
Discount on Series A Convertible Preferred Stock							143,000	(143,000)		-
Series A Preferred Share Conversion to Common Stock			160,650	5,036	(160,650)	(1,606)	(3,430)			-
Issuance of Common Shares			15,950	478			37,987			38,465

Balance, June 30, 2005 (as restated)	-	$-	1,285,052	$38,551	59,350	$594	$18,699,817	$(9,437,127)	$(6,006,176)	$3,295,659

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Years Ended June 30, 2005, 2004 and 2003

	Year Ended
	2005	2004	2003
		(as restated)
Cash flows from operating activities
Net loss	$(1,151,549)	$(3,024,304)	$(5,559,769)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	302,739	350,069	1,848,325
Impairment of Goodwill	-	-	1,042,094
Provision for doubtful accounts	16,500	(13,774)	183,625
Deferred income taxes	(417,681)	593,795	3,269,913
Loss on disposition of assets	-	174,361	-
Loss on disposal of property, plant and equipment	1,120	-	7,486
Deferred rent expense	45,950
Changes in operating assets and liabilities
Accounts receivable - trade	(37,700)	137,781	2,345,593
Inventories, net	1,702,045	906,456	(289,687)
Prepaid expenses	(63,432)	50,346	217,030
Other assets	68,986	-	(1,272,574)
Accounts payable - trade	14,749	1,194,830	477,785
Accrued rebates	(57,255)	73,536	(220,859)
Accrued expenses	(286,944)	(103,697)	555,024
Amounts due to and from affiliates	-	-	1,280,764

Net cash provided by operating activities	137,528	339,399	3,884,750

Cash flows from investing activities
Capital expenditures	(33,536)	(15,915)	(365,088)
Proceeds on sales of property, plant and equipment	300	-	-
Minority interest in subsidiary	-	-	(333,914)

Net cash used in investing activities	(33,236)	(15,915)	(699,002)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(23,664,622)	(24,700,175)	(31,360,509)
Gross borrowings on trade notes payable to bank	22,635,538	24,307,543	28,166,687
Gross payments on notes payable	(216,440)	(314,396)	(280,706)
Gross borrowings on notes payable	188,189	321,607	268,581
Proceeds from issuance of series A convertible preferred stock	572,000
Proceeds from issuance of common stock	38,465	-	(10,800)

Net cash used in financing activities	(446,870)	(385,421)	(3,216,747)

Net decrease in cash and cash equivalents	(342,578)	(61,937)	(30,999)

Cash and cash equivalents, beginning of period	359,012	420,949	451,948

Cash and cash equivalents, end of period	$16,434	$359,012	$420,949

Supplemental disclosure of cash flow information

Redemption of common shares	$-	$(211,897)	$-
Interest Paid	$141,972	$119,416	$144,064
Income Taxes Paid	$1,384	$4,228	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AHPC Holdings, Inc. (formerly WRP Corporation) (the "Company") is a leading marketer of medical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company was incorporated in Maryland in December 1995.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AHPC Holdings, Inc. and AHPC for all periods presented and includes PT Buana Multicorpora Indonesia ("PT Buana") through April 30, 2004, the effective date of the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd ("WRP Asia") (refer to Note B). All significant intercompany transactions through the period of sale have been eliminated.

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

Goodwill and Intangibles

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS No. 142 in fiscal 2003, the Company discontinued the amortization of goodwill. In addition, useful lives of intangible assets with finite lives were reevaluated upon adoption of SFAS No. 142.

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

Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in assessing. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss per Common Share - Continued

The net loss available to common shareholders, weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2005 and 2004, and 2003, are as follows:

	2005	2004	2003
		(as restated)
Net Loss	$(1,151,549)	$(3,024,304)	$(5,559,769)

Discount on Preferred Stock/Beneficial Conversion	(143,000)	-	-

Net Loss available to common shareholders	$(1,294,549)	$(3,024,304)	$(5,559,769)

	Year ended
	June 30,
	2005	2004	2003
Basic weighted-average number of common shares outstanding	1,143,887	960,066	2,210,911
Dilutive effect of common share equivalents	-	-	-
Diluted weighted-average number of common shares outstanding	1,143,887	960,066	2,210,911

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

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

The Company's current assets and current liabilities include cash and cash equivalents, receivables, inventories, accounts payable, and trade note payable to the bank. The carrying amount of such financial instruments approximates estimated fair values based on the attribute of the instrument or its quoted price.

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

The Company does not use any derivative or financial instruments to manage its foreign currency exchange exposure. Due to the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd ("WRP Asia") (refer to Note B) the Company was subject to foreign currency fluctuation risk in the regular course of its business on sales, raw materials and fixed asset purchase transactions denominated in a foreign currency through April 30, 2004.

Litigation

The Company is engaged in various lawsuits either as plaintiff or defendant involving product liability. In the opinion of management, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements (refer to Note G). The Company expenses legal costs related to such litigation as the costs are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," related to options and warrants issued to employees and directors. See Note H for additional information regarding the Company's compliance with APB Opinion No. 25. Exercise prices for options to purchase shares of the Company's common stock granted under the Company's option plan were not less than fair market value of the Company's common stock on the date of grant.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The table below contains restated basic and dilutive net loss per share information for the fiscal years ended June 30, 2004 (refer to Note O).

	For the Fiscal Years Ended June 30,
	2005	2004	2003
		(as restated)
Net loss available to common shareholders (refer to Net Loss per Common Share in Note A)	$(1,294,549)	$(3,024,304)	$(5,559,769)

Deduct: total stock-based employee compensation expense determined under fair value method for awards granted, modified, or settled, net of related tax effects	38,322	90,636	53,712

Pro forma net loss	$(1,332,871)	$(3,114,940)	$(5,613,481)

	2005	2004	2003
		(as restated)
Net loss per share
Basic - as reported	$(1.13)	$(3.15)	$(2.51)

Basic - pro forma	$(1.17)	$(3.24)	$(2.54)

Dilutive - as reported	$(1.13)	$(3.15)	$(2.51)

Dilutive - pro forma	$(1.17)	$(3.24)	$(2.54)

Employee Benefit Plans

All employees of the Company who have completed 30 days of service are eligible to participate in the AHPC Holdings, Inc. 401(k) Profit Sharing Plan & Trust. Participants in such plan are allowed to contribute up to 15% of their annual compensation, and the Company will match up to the first 8% of the participants' contributions. All contributions are made to a trust, which are held for the sole benefit of the participant. During the fiscal years ended June 30, 2005, 2004 and 2003, the Company contributed to the plan $49,833, $37,960 and $24,464, respectively. The Company's expense, relating to the plan's administration, for those years was $6,850.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment" (Revised 2004) ("SFAS 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company has granted stock options to its employees in connection with the provisions of services. Accordingly, SFAS 123 requires the Company to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, the Company will be required to record this compensation expense in its results of operations. In April 2005, however, the SEC voted to delay the implementation of SFAS 123R for certain companies. Accordingly, SFAS 123R will be effective for the Company beginning the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123R on its financial position and results of operations. We have adopted the provisions of SFAS 123R using the modified prospective method. We determined that the adoption of this standard will not have a material impact on our financial statements.

Reclassification

Certain prior-period balances have been reclassified to conform with the current-year presentation.

NOTE B - LIQUIDITY & THE STOCK REDEMPTION TRANSACTION

Going Concern

The Company has experienced recurring net losses of $1.152 million, $3.024 million and $5.560 million during the fiscal years ending June 30, 2005, 2004, and 2003, respectively. Although, the Company has benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in the Company's results of operations.

Despite the negative cash flow, the Company has been able to secure both short-term and long-term financing to support future operations (refer to Note P). The Company believes that this short-term and long-term financing will be sufficient to support the company's liquidity through June 30, 2006, depending on operating results and the continued trade support. The Company has reduced significant operating expenses this fiscal year and plans on continuing the cost reduction efforts during fiscal 2006. The Company expects to continue to consume cash through the end of fiscal year June 30, 2006. The rate at which cash will be consumed is primarily dependent on the revenues realized during such period. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to the Company, or that the terms of any additional financing will be favorable to the Company.

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

NOTE B - LIQUIDITY & THE STOCK REDEMPTION TRANSACTION - Continued

WRP Asia Financial Restructuring

On July 8, 2003, WRP Asia announced the completion of its financial restructuring, which included restructuring and reducing WRP Asia's debt position and obtaining additional new funding. Due to the terms of the restructuring, WRP Asia was prohibited from repaying certain debt, including the Company's intercompany debt in the short term.

On November 3, 2003, the Company announced the signing of a definitive stock redemption and exchange agreement (the "Agreement") with WRP Asia. The Company completed the redemption from WRP Asia, which became effective on April 30, 2004, pursuant to the stock redemption and exchange agreement with WRP Asia. Through this transaction the Company redeemed 417,513 shares of its Class A Common Stock and 833,333 shares of its Class B Common Stock, which comprised all of WRP Asia's holdings at the effective date of the redemption. These share amounts reflected the 1 for 3 reverse stock split which was effective as of January 20, 2004. Collectively, these shares represented approximately 53.2% of the Company's outstanding capital stock on the effective date of the redemption. As consideration for the redemption, the Company conveyed to WRP Asia, its 70% ownership interest in PT Buana and forgave all indebtedness owing to the Company from WRP Asia and PT Buana, with the exception of certain mutually agreed obligations related to recent purchases of product. The Company also entered into a five (5) year supply agreement whereby the Company agreed to purchase certain minimum quantities of its latex glove needs from WRP Asia. In connection with the redemption, the Company received a fairness opinion from an independent professional valuation firm that the transaction was fair to the Company's stockholders. On the closing of the transaction, the three of the Company's seven directors who were employees of WRP Asia resigned their positions as officers and directors of the Company.

As of April 30, 2004, the market value of the stock redeemed at the closing of the stock redemption was $4,377,000. The balance sheet amounts as of April 30, 2004 that related to our share of PT Buana financials were assets totaling $11,305,439 and liabilities of approximately $2,665,854. For fiscal 2005 the portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. The Company agreed to forgive all indebtedness owing to the Company or its subsidiaries from WRP Asia and from PT Buana equal to $1,401,322. The loss on this transaction was $174,361, and was recorded as a loss in the Consolidated Statement of Operations for the fiscal year ending June 30, 2004 (refer to Note O).

In connection with the redemption of WRP Asia, the Company also changed its name from WRP Corporation to AHPC Holding, Inc., effective May 14, 2004. Additionally, the Company's NASDAQ trading symbol changed from WRPC to GLOV.

NOTE C - COMMON STOCK

On February 29, 2000, the Company approved a stock repurchase plan, which includes the repurchase of up to 10% of the Company's issued and outstanding common stock. These purchases may be made in the open market up to an aggregate amount of 1,000,000 shares. The program is subject to market conditions and its impact on the Company's share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2005, 254,800 shares of public common stock have been repurchased by the Company as part of this plan.

As noted in Note B, on January 20, 2004, the Company's Board of Directors approved a reverse stock split on a 1-for-3 basis, bringing the stock in compliance with Nasdaq listing requirements. All references to per share amounts have been restated for this reverse stock split transaction in all periods presented.

NOTE D - SERIES A CONVERTIBLE PREFERRED STOCK

On February 2, 2005, the Company completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the "Shares") with a closing date of February 1, 2005. The Shares were issued at a discount price of $2.60 per share. The Shares may be converted on a one-for-one basis into the Company's Common Stock. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Shares. As of June 30, 2005, 160,650 of Shares have been converted into shares of the Company's common stock.

On February 3, 2005 the Company issued the placement company warrants to purchase 11,000 shares of the Company's Common Stock (refer to Note N).

The Company recorded the Series A Convertible Preferred Stock with a beneficial conversion feature to additional paid-in-capital and retained earnings. The shares were issued at a discount amount of $143,000.

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

NOTE F - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consisted of the following as of June 30, 2005 and 2004, respectively:

	2005	2004
Notes payable to bank, net, bearing interest at the prime rate plus 8.0% at June 30, 2005 (14.25% at June 30, 2005) and commercial paper plus 4.5% at June 30, 2004 (5.54% at June 30, 2004):	$783,805	$1,812,890

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

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Significant Customers

The following summary presents the total percentage of sales to the Company's significant national customer group for the fiscal years ended June 30, 2005, 2004 and 2003. The customer group is comprised of approximately 60 independent customers.

	June 30,
	2005	2004	2003
Significant customer's percentage of net sales	89.1	86.1	70.1

The Company's significant national customer group ship products to numerous food-service facilities throughout the U.S. The ultimate end users of the Company's products are those various food-service organizations and professionals who purchase the products from these distributors.

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

Fiscal year ending June 30,
2006	$457,182
2007	412,708
2008	412,708
2009	412,708
2010	343,923
$2,039,229

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

Purchase Commitments

On April 30, 2004, the Company entered into a five year supply agreement with WRP Asia. This agreement calls for the Company to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. The Company's estimated 12 month liability, for 125 forty-foot containers. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less. The following summary presents approximate future minimum purchases required under the terms of the supply agreement:

Fiscal year ending June 30,
2006	$5,240,168
2007	5,240,168
2008	5,240,168
2009	4,401,743
$20,122,247

NOTE H - STOCK OPTION PLAN

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the 3 for 1 reverse stock split effective on January 20, 2004, refer to Note B). Effective on February 29, 2000, the Board of Directors approved the repricing of all current director and employee options to $2.07, the closing market price on that date. This change requires the Company to use variable Plan accounting for future appreciation in stock prices. Effective June 13, 2005, the Board of Directors approved the immediate vesting of managements remaining stock options, dated February 20, 2004, as recognition for the Company's performance. As a result 44,000 stock options were immediately vested. A summary of options outstanding under the Plan as of the respective dates shown below is as follows:

NOTE H - STOCK OPTION PLAN - Continued

	Outstanding options	Weighted- Average Price	Expiration
Balance, June 30, 2002	720,193	$1.03
Grants	20,000	0.24
Rescissions	(199,877)	0.98	2004-2012
Expirations	-	-
Balance, June 30, 2003	540,316	$1.02
Grants	146,000	1.13	2004-2012
Rescissions	(360,211)	0.92
Expirations	(1,223)	1.47	2004-2012
Balance June 30, 2004	324,882	$2.04	2004
Grants	20,000	1.13
Rescissions	(62,528)	0.32	2004-2012
Expirations	(350)	6.21	2005
Balance, June 30, 2005	282,004	$1.81

The exercise price of the stock options granted in 2005, 2004 and 2003 was established at the market price on the date of the grants. The weighted-average fair value, at grant date, of the options granted during fiscal years 2005, 2004 and 2003 was $1.81, $2.04 and $1.02, respectively. On June 13, 2005 the Company granted immediate vesting to 44,000 options previously granted to management personnel, on February 20, 2004, as recognition for the Company's performance over the twelve months prior to such date. Of the 282,004 options outstanding at June 30, 2005, all are currently exercisable. The Company has reserved an adequate number of shares of its common stock for issuance upon conversion of these options.

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

Had compensation costs for these options been determined consistent with SFAS No. 123, which is an accounting alternative that is permitted but not required, the Company's pro forma net loss and pro forma diluted net loss per share for the years ended June 30, 2005, 2004 and 2003, would have been $(1,332,871), $(2,940,579), $(5,613,481), and $(1.17), $(3.06) and $(2.54), respectively.

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

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

	Year ended
	June 30,
Assumption	2005	2004	2003
Risk-free interest rates	2.66%	2.66%	3.02%
Dividend yield	-	-	-
Expected volatility	85.00%	85.00%	81.14%
Expected life	4 years	4 years	4 years

Options outstanding and exercisable at June 30, 2005, were as follows:

Range of exercise prices	Number outstanding at June 30, 2005	Remaining life	Weighted average exercise price	Number exercisable at June 30, 2005	Weighted- average exercise price
$6.21	16,917	0.5-4 years	$ 6.21	16,917	$ 6.21
2.31	26,667	7 years	2.31	26,667	2.31
2.25	69,754	7 years	2.25	69,754	2.25
1.13	162,000	9 years	1.13	162,000	1.13
0.72	6,667	7 years	0.72	6,667	0.72
$.72-$6.21	282,004	0.5-10 years	$ 1.81	282,004	$ 1.81

NOTE I - INCOME TAXES

The components of the Company's income tax provision (benefit) from continuing operations consisted of:

	June 30,
	2005	2004	2003
Federal	$(134,235)	$(52,892)	$(252,489)
State	-	-	(168,084)
Foreign	-	-	-
Total current	(134,235)	(52,892)	(420,573)
Deferred			-
Federal	(248,925)	(63,260)	2,197,152
State	-	-	4,271
Foreign	-	6,292	117,319
Total deferred	(248,925)	(56,968)	2,318,742
Total income tax provision (benefit)	$(383,160)	$(109,860)	$1,898,169

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate, containing restated effective tax rate information for the fiscal year ended June 30, 2004 (refer to Note O), is as follows:

	June 30,
	2005	2004	2003
		(as restated)
Tax benefit at statutory rate of 34%	$(521,801)	$(1,148,129)	$(1,419,763)
State income taxes, net of Federal income tax provision	$(68,315)	(118,503)	(200,425)
Foreign tax rate difference	-	278,792	937,755
Increase in deferred tax asset valuation allowance	421,627	802,095	2,166,897
Utilization of loss carry forwards	-	-	-
Goodwill amortization and other	(214,671)	75,885	413,705
Total income tax provision (benefit)	$(383,160)	$(109,860)	$1,898,169

NOTE I - INCOME TAXES - Continued

The Company's former subsidiary in Indonesia had generated tax losses during fiscal 2004. As a result, the Company did not have any foreign taxes payable as of June 30, 2004.

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

The Company had approximately $6.339 million net operating loss carryforwards available at June 30, 2005. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the stock redemption and exchange transaction with WRP Asia described herein. The Company will only be able to utilize $2.8 million of these net operating loss carryforwards over the next 20 years, at which time all of the net operating loss carryforwards listed above will have expired.

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

NOTE K - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the Company's reserve for excess and obsolete inventory during the fiscal years ended June 30, 2005, 2004 and 2003, respectively:

Allowance for doubtful accounts	Balance at beginning of period	Accounts Written Off	Additions (Reductions) to account	Balance at end of period
Allowance for doubtful accounts activity for the year ended June 30, 2003	$5,736,271	$(19,894)	$203,519	$5,919,896
Allowance for doubtful accounts activity for the year ended June 30, 2004	5,919,896	(5,593,045)	(7,000)	319,851
Allowance for it doubtful accounts activity for the year ended June 30, 2005	319,851	0	16,500	336,351

NOTE K - VALUATION AND QUALIFYING ACCOUNTS - Continued

Allowance for doubtful accounts	Balance at beginning of period	Accounts Written Off	Additions (Reductions) to account	Balance at end of period
Reserve for excess and obsolete inventory activity for the year ended June 30, 2003	$503,072	$(142,488)	$4,041	$364,625
Reserve for excess and obsolete inventory activity for the year ended June 30, 2004	364,625	(39,180)	(34,200)	291,245
Reserve for excess and obsolete inventory activity for the year ended June 30, 2005	291,245	(21,304)	(44,000)	225,941

NOTE L - SEGMENT REPORTING

Prior to the stock redemption and exchange transaction with WRP Asia, the Company had two business segments: Manufacturing and Distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing segment, which represented the operations of PT Buana, manufactured latex gloves and sold them primarily to the Company and WRP Asia. All operations of the Manufacturing segment were located in Indonesia. The Distribution segment involved the procurement and sale of gloves purchased from the Manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution segment's significant customers included those discussed in Note G. The operations of the Distribution segment are located entirely within the U.S. Effective upon completion of the stock redemption and exchange transaction, the Company has only one business segment: Distribution.

Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note A. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest ("Pretax (loss) income"). Management believed transactions between operating segments were made at prevailing market rates.

NOTE L - SEGMENT REPORTING - Continued

The following tables provide financial data for the years ended June 30, 2004 and 2003, for these segments. The segment information for June 30, 2005 is not applicable due to the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd ("WRP Asia") (refer to Note B). In 2005, the Company had only one segment, distribution.

June 30, 2005	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$0	$26,553,241	$-	$26,553,241
Revenues from other operating segments	0	-	0	-
Pretax loss	0	(1,534,709)	-	(1,534,709)
Depreciation and amortization expense	-	302,739	-	302,739
Interest income	0	0		0
Interest expense	0	142,415	0	142,415
Total assets	-	7,683,517	-	7,683,517
Capital expenditures	0	33,536	-	33,536
Long-lived assets	-	0	-	0

June 30, 2004	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$11,511,161	$25,049,269	$-	$36,560,430
Revenues from other operating segments	3,867,695	-	(3,867,695)	-
Pretax loss (as restated, refer to Note O)	(802,662)	(2,574,188)	-	(3,376,850)
Depreciation and amortization expense	-	350,069	-	350,069
Interest income	28,852	377,173	(358,896)	47,129
Interest expense	450,896	70,871	(358,896)	162,871
Total assets	-	9,983,118	-	9,983,118
Capital expenditures	334,154	15,914	-	350,068
Long-lived assets	-	676,033	-	676,033

June 30, 2003	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$10,185,290	$26,803,277	$-	$36,998,567
Revenues from other operating segments	4,586,311	-	(4,586,311)	-
Pretax loss	(715,726)	(3,195,788)	-	-
Depreciation and amortization expense	1,474,414	437,341	-	(3,911,514)
Interest income	11,969	452,453	(396,053)	68,369
Interest expense	499,718	60,064	(396,053)	163,729
Total assets	11,283,099	15,116,776	-	26,399,875
Capital expenditures	296,360	(13,415)	-	282,945
Long-lived assets	8,629,685	1,010,188	-	9,639,873

NOTE M - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The tables below contain restated basic and dilutive quarterly net loss per share information for the fiscal years ended June 30, 2004 (refer to Note O).

	9/30/04	12/31/04	3/31/05	6/30/05
		(In thousands except for per share data)

Net revenues	$6,543	$6,515	$6,413	$7,082
Loss from operations	(353)	(367)	(439)	(224)
Net income (loss)	(374)	(419)	(480)	121
Net income (loss) per share
Basic	$(0.39)	$(0.44)	$(0.64)	$0.34
			(as restated )
Diluted	(0.39)	(0.44)	(0.64)	0.34
	(as restated )	(as restated )	(as restated )

	9/30/03	12/31/03	3/31/04	6/30/04
	(In thousands except for per share data)

Net revenues	$9,786	$9,528	$9,341	$7,905
Loss from operations	(560)	(929)	(1,066)	(552)
Net loss	(616)	(854)	(981)	(573)
Net loss per share				(as restated )
Basic	$(0.27)	$(0.39)	$(1.32)	$(1.17)
				(as restated )
Diluted	(0.27)	(0.39)	(1.32)	(1.17)
				(as restated )

	9/30/02	12/31/02	3/31/03	6/30/03
		(In thousands except for per share data)

Net revenues	$10,542	$8,792	$7,062	$10,593
Loss from operations	(75)	(421)	(1,440)	(1,266)
Net income (loss)	125	(193)	(811)	(4,681)
Net income (loss) per share
Basic	$0.06	$(0.08)	$(0.36)	$(2.13)
Diluted	0.06	(0.08)	(0.36)	(2.13)

NOTE N - WARRANTS

On February 3, 2005, we issued to the LaSalle St. Securities, LLC, the placement agent for the private placement of 220,000 shares of Series A Convertible Preferred Stock, warrants to purchase 11,000 shares of common stock with an exercise price equal to $3.25 per share. The warrants may be converted on a one-for-one basis into our common stock. These warrants will be exercisable during the period beginning August 5, 2005 and ending February 2, 2008.

NOTE O - RESTATEMENTS

This Form 10-K/A reflects a correction to our consolidated financial statements of the recording of the Stock Redemption Transaction (refer to Note B). Supported by guidance APB 29 “Accounting for Nonmonetary Transactions” and Emerging Issues Task Force No. 01-2 “Interpretations of APB No. 29” this transaction should be recorded as a loss in net income/loss and not as a capital transaction, as previously recorded. The loss on this transaction was $174,361, and was originally recorded as a reduction in additional paid-in-capital in error for the fiscal year ending June 30, 2004. This restated Form 10-K/A properly records the loss on this transaction through the Consolidated Statement of Operations as a loss on disposition of assets for the fiscal year ending June 30, 2004 and this restatement also properly reflects this loss in accumulated deficit for the fiscal years ending June 30, 2005 and 2004 in the Consolidated Statement of Shareholders Equity.

The impact of the restatement on our Consolidated Statement of Operations for the fiscal year ended June 30, 2004 is set forth below:

	June 30, (as restated)	June 30, (as previously filed)
	2004	2004

Net sales	$36,560,430	$36,560,430

Cost of goods sold	30,533,366	30,533,366

Gross profit	6,027,064	6,027,064

Operating expenses
Selling, general and administrative	9,133,914	9,133,914

Loss from operations	(3,106,850)	(3,106,850)

Other Income and (Expense)
Interest expense	(197,044)	(197,044)
Other income	101,405	101,405
Loss on stock redemption transaction	(174,361)	-

Loss from operations before
benefit from income taxes
and minority interest	(3,376,850)	(3,202,489)

Benefit from income taxes	(109,860)	(109,860)

Loss from operations before minority
interest	(3,266,990)	(3,092,629)

Minority interest in loss of subsidiary	(242,686)	(242,686)

NET LOSS	$(3,024,304)	$(2,849,943)

Basic net loss per common share	$(3.15)	$(2.97)

Diluted net loss per common share	$(3.15)	$(2.97)

The impact of the restatement on our Consolidated Statement of Shareholders’ Equity for the fiscal years ended June 30, 2005 and 2004 is set forth below:

		Retained		Retained
	Additional	Earnings	Additional	Earnings
	paid-in	(accumulated	paid-in	(accumulated
	capital	deficit)	capital	deficit)
	(as restated)		(as previously filed)

Balance, June 30, 2003	$17,942,471	$(5,118,276)	$17,942,471	$(5,118,276)

Net loss	$-	$(3,024,304)	$-	$(2,849,941)
Stock Redemption & Exchange	$(11)		(174,372)
Warrants Exercised	10,000		10,000
Reverse Stock Split (3-1)
Common stock repurchases

Balance, June 30, 2004	$17,952,460	$(8,142,578)	$17,778,099	$(7,968,217)

Net loss	$-	$(1,151,549)	$-	$(1,151,549)
Issuance of Series A Convertible
Preferred Stock	569,800		569,800
Discount on Series A Convertible Preferred Stock	143,000	(143,000)	143,000	(143,000)
Series A Preferred Share Conversion to Common Stock	(3,430)		(3,430)
Issuance of Common Shares	37,987		37,987

Balance, June 30, 2005	$18,699,817	$(9,437,127)	$18,525,456	$(9,262,766)

The impact of the restatement on our Condensed Consolidated Balance Sheets for the quarterly periods ending September 30, 2004, December 31, 2004 and March 31, 2005 is set forth below:

		Retained		Retained
	Additional	Earnings	Additional	Earnings
	paid-in	(accumulated	paid-in	(accumulated
	capital	deficit)	capital	deficit)
	(as restated)		(as previously filed)

Balance, June 30, 2004	$17,952,460	$(8,142,578)	$17,778,099	$(7,968,217)

Balance, September 30, 2004	$17,956,980	$(8,516,227)	$17,782,619	$(8,341,867)

Balance, December 31, 2004	$17,990,925	$(8,934,887)	$17,816,564	$(8,760,527)

Balance, March 31, 2005	$18,703,725	$(9,558,182)	$18,529,363	$(9,383,821)

This Form 10-K/A also reflects a correction of our calculation of the basic and diluted net loss per share for the quarter ended March 31, 2005. The reported basic and diluted net loss per share computation for the quarter ended March 31, 2005 did not appropriately factor the beneficial conversion feature recognized upon the issuance of our Convertible Series A Preferred Stock. In addition, the quarter ended March 31, 2005 improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-diluted net loss per share amount. The table below for the quarter ending March 31, 2005 reflects the proper computation.

	March 31, 2005	March 31, 2005
	(as restated)	(as previously reported)

Net Loss	$(480,295)	$(480,295)
Discount on preferred stock/beneficial conversion	(143,000)	--
Net Loss available to common shareholder	(623,295)	(480,295)
Basic net loss per common share	(0.64)	(0.50)
Diluted net loss per common share	(0.64)	(0.44)

The Company’s Form 10-K for the year ended June 30, 2005 included a restatement of the basic and diluted net loss per share amounts as a result of the correction for the reverse 3 for 1 stock split effective January 20, 2004 and an additional error in the calculation of the reported basic and diluted net loss per share. In the restated financial statements, the June 30, 2003 net loss per share was adjusted to reflect the reverse stock split and the June 30, 2004 financial statements were adjusted to eliminate anti-dilutive common stock equivalents that had been included in the denominator of our diluted net loss per share computation. The effect of those corrections was previously disclosed as follows:

	June 30, (as restated in the June 30, 2005 Form 10-K)		June 30, (as originally filed in the June 30, 2004 Form 10-K)
	2004	2003	2004	2003

Net Loss	$(2,849,943)	$(5,559,769)	$(2,849,943)	$(5,559,769)

Basic net loss per common share	$(2.97)	$(2.51)	$(2.97)	$(0.84)

Diluted net loss per common share	$(2.97)	$(2.51)	$(2.80)	$(0.84)

We have also noted that the 2005 Form 10-K did not label certain quarterly basic and diluted net loss per share amounts resulting from the above corrections “as restated” in Note M Quarterly Financial Summary (unaudited). As part of this amendment, we have included “as restated” language in that footnote related to the March 31, 2005 basic and diluted net loss per share, December 31, 2004 diluted net loss per share, and September 30, 2004 diluted net loss per share.

NOTE P- SUBSEQUENT EVENT

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

On October 3, 2005, the Company announced a private placement of $1.2 million in subordinated promissory notes (the "Secured Notes") effective September 29, 2005. The Company's obligations under the Secured Note are secured by a Security Agreement that generally grants the holder of the Secured Note a secondary interest, behind Greenfield Commercial Credit LLC, in substantially all of the Company's assets. The Secured Notes bear interest as a rate of 7% per annum with a maturity date of two years after the date of the issuance of the Secured Notes. Each Secured Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Secured Note the right to purchase shares of the Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. In connection with the private placement, the Company issued an aggregate number of Class A Warrants enabling the holders to purchase up to 192,000 shares of the Common Stock and an aggregate number of Class B Warrants enabling the holders to purchase up to 120,000 shares of the Common Stock.

During the period from July 1, 2005 through October 13, 2005, holders of the remaining 59,350 shares of the Company's Series A Convertible Preferred Stock (refer to Note D) converted their shares of the Series A Convertible Preferred Stock into shares of the Common Stock.