Form 10-K
period 2006-06-30
AHPC Holdings, Inc.
filed 2006-09-13
CIK 837038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to_____________ .

Commission file number 0-17458

AHPC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	73-1326131 (I.R.S. Employer Identification No.)

80 Internationale Boulevard, Unit A Glendale Heights, IL 60139 (Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 285-9191

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.01 per share	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One);

     [    ] Large Accelerated Filer                  [     ] Accelerated Filer                 [ X ] Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 31, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,346,181. Shares of voting common stock held as of June 30, 2006 by any person who was an executive officer or director of the registrant as of June 30, 2006 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         At September 12, 2006, 1,375,511 shares of the Registrant's Common Stock and 30,000 shares of the Registrant's Series B Convertible Preferred Stock were outstanding.

 As used in this report, the terms "we," "us," "our" and the "Company" mean AHPC Holdings, Inc. and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.01 per share.

AHPC HOLDINGS, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2006

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

ITEM I.   BUSINESS

General

AHPC Holdings, Inc., formerly known as WRP Corporation, through our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is a leading marketer of foodservice and medical examination gloves and complimentary products in the United States. Prior to April 30, 2004, we were also a manufacturer of disposable latex examination and food service gloves through a formerly 70% owned Indonesian manufacturing facility, PT WRP Buana Multicorpora ("PT Buana"), which we sold in April 2004. We were reincorporated in Maryland in December 1995 and have been involved in several business operations.

From March 1998 until April 30, 2004, WRP Asia Pacific Sdn Bhd ("WRP Asia") owned a majority of our outstanding common stock. As of April 30, 2004, WRP Asia owned 53.2% of our outstanding securities, which consisted of 833,333 shares of common stock and 417,513 "Class A" shares of common stock (the latter of which was convertible into our common stock and entitled WRP Asia to elect a majority of our directors). WRP Asia is one of the world's leading manufacturers of disposable gloves, primarily for use by healthcare professionals in the acute care, alternative care and foodservice markets, and for critical environments in the electronics industries, scientific laboratories, pharmaceutical industries and other related industries. AHPC had been purchasing the majority of its powder-free latex exam gloves from WRP Asia for several years.

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

Glove Products

Through our wholly owned subsidiary, AHPC, we market a full product line of disposable gloves including latex, vinyl, synthetic and nitrile examination gloves used primarily in the foodservice, non-acute medical, dental, nursing home and retail industries. PT Buana, WRP Asia and other third parties manufacture gloves marketed by AHPC. Gloves are marketed by AHPC under the brand names "DermaSafe®," "Glovetex®," and "SafePrepTM" to foodservice distributors, medical distributors, dental distributors and nursing homes. AHPC also sells gloves to other companies, which market the gloves under their own brand names or under "private labels." The gloves are sold in cases that are generally comprised of ten boxes with 100 gloves per box.

For the year ended June 30, 2006, AHPC's sales ratios of latex powdered, latex powder-free and non-latex glove sales were approximately 27%, 26% and 37%, respectively. We anticipate that our sales ratio of latex powdered exam gloves will continue to decline and be replaced with powder-free and synthetic gloves, which is consistent with market trends.

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

The PT Buana factory, which was 70% owned by us through April 30, 2004, had a production capacity of approximately 840,000,000 latex gloves per year. Under our Stock Redemption and Exchange Agreement with WRP Asia, we sold our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement. We continue to purchase powdered latex exam gloves from PT Buana under the supply agreement.

Powdered Latex Examination and Foodservice Glove Suppliers. Several Malaysian and Indonesian glove manufacturers supplied AHPC with its powdered latex gloves inventory during the year ended June 30, 2006.

Powder-Free Latex Examination and Foodservice, Nitrite and Surgical Glove Supplier. AHPC continues to purchase the majority of its latex powder-free gloves from Indonesian and Malaysian suppliers. In addition, AHPC is supplied with its nitrile and other synthetic gloves from suppliers located in China.

Non-Latex Examination and Foodservice Glove Suppliers. AHPC purchases its non-latex gloves from two suppliers with facilities in Taiwan, China, Vietnam, and Thailand.

Complimentary Products

The foodservice, industrial and retail industries view our current line of product offerings as one of a bundle of safety products used by their customers. Developing a profitable line of complimentary products will be important to the future success of our business. During 2003, we diversified our product offering with additional synergistic product lines that address the current safety requirements of our markets. These additional product offerings include poly gloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. These products are being offered under our SafePrep brand and under private label. During our fiscal year ended June 30, 2006, these complimentary products represented 9.4% of our total net sales.

Markets and Methods of Distribution. AHPC markets its gloves through a network of national, regional and local foodservice, retail and medical distributors that sell primarily to restaurants, hotels, hospitals and nursing homes. AHPC also markets to alternate care and home health care dealers, dental dealers and major retail outlets. Our principal methods of marketing our products are trade shows, advertising, seminars, direct mail and brokers, as well as sales representatives. AHPC employs a sales force comprised of regional sales managers and representatives, manufacturer sales representatives and an in-house sales and marketing staff to cover the United States.

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

Customers. Our customers include leading foodservice distributors and healthcare product suppliers. During the year ended June 30, 2006, AHPC's national customer group, accounted for 85.9% of its net sales. The customer group is comprised of approximately 53 independent customers. The loss of these national customers would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from in order to gain efficiencies across their product lines. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are the foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves.

Patents and Trademarks. AHPC owns the trademarks "SafePrep," "DermaSafe" and "Glovetex," which are registered in the United States.

Segment Financial Information. Our segment information for the year ended June 30, 2006, is included in Note O to our Consolidated Financial Statements which are attached to this report and includes two segments, manufacturing and distribution, for fiscal 2004 and one segment, distribution, for fiscal 2006 and fiscal 2005.

Inventory. Since the majority of our products are imported from Southeast Asia, it is our practice to maintain a certain level of inventory as safety stock. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market.

Employees

As of June 30, 2006, our U.S. operations employed a total of 26 full-time employees. AHPC also uses the services of one manufacturer sales representative organization and 32 broker representative organizations that do not work exclusively for AHPC and are paid on a commission basis. None of our employees are represented by a collective bargaining agreement. We consider relations with our employees to be good.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Alan E. Zeffer	53	President and Chief Executive Officer
Deborah Bills	38	Chief Financial Officer, Secretary and Treasurer

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

ITEM 1A.  Risk Factors.

An investment in our common stock is subject to risks inherent in our business, including the risks described below. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected . In such cases, the trading price of our common stock could decline.

Risks Related to Our Business

We do not have sufficient cash to satisfy our liquidity needs. Consequently, our independent registered public accounting firm has expressed substantial doubt in our ability to continue as a going concern.

Our independent registered public accounting firms have included an explanatory paragraph in their reports dated October 13, 2005 (which was also dual dated June 16, 2006) and September 6, 2006 on our financial statements for the fiscal years ended June 30, 2005 and June 30, 2006, with respect to our ability to continue as a going concern. This means that the auditor questions whether we can continue in business. Investors in our securities should carefully review the report prepared by our auditor. Our ability to continue in the normal course of business is dependent upon our line of credit with Greenfield Commercial Credit, LLC, our ability to increase our cash flow and profitability, and our ability to access additional capital. As concluded by our independent auditors, uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of our auditor’s report. For a more detailed discussion of these risks, see the risk factors identified below.

Our independent registered public accounting firm’s report regarding our ability to continue as a going concern could have a material adverse effect on our business, financial condition, and trading price of our common stock.

The issuance by our independent registered public accounting firm of its report concerning our ability to continue as a going concern could have a material adverse effect on our business, financial condition and stock price. For example, among other things, as a result of concerns regarding our financial viability, prospective and existing clients may desire the company to present its future business plans as a condition to doing business with us, thus, posing challenges for us to increase or maintain our customer relationships and our level of revenues. Additionally, our suppliers may demand letters of credit, or accelerated payment terms as a condition to their continuing to provide us with our supply; thus, increasing our costs of operations. If any of these events or similar events occur, they could have a material adverse effect on our business, financial condition and trading price of our common stock. For a more detailed discussion of these risks, see the risk factors below.

Our line of credit may not have sufficient availability to finance our operations.

We presently finance our operations through a credit facility with Greenfield Commercial Credit, LLC, which is secured by a blanket lien on our assets and the funding of which is subject to limitation in availability of funding based upon varying percentages of the levels of our accounts receivable and inventory. In addition, certain of our suppliers require the posting of letters of credit to ensure shipment of products, which letters of credit reduce availability under our revolving line of credit. Greenfield Commercial Credit, LLC can terminate our line of credit at any time, irrespective of whether any default exists under the line of credit. There can be no assurances that if our credit facility is terminated we will be able to replace such credit facility, and if we cannot replace such credit facility, we will likely not be able to continue our operations. In addition, should we lack sufficient availability for draws on the line of credit, we may be unable to finance operations in the ordinary course of our business, and we may lack sufficient funds to implement our sales, marketing, and product development initiatives.

Our plan to increase sales and profitability may not be successful, which could result in our seeking alternatives to our business plan.

If we are unsuccessful in implementing our marketing, sales and product development initiatives, we may seek alternative ways to maximize shareholder value. Such alternatives could include going private or finding a strategic buyer to purchase the Company or our core business. There can be no assurance that such alternatives, if pursued, would increase the value of the shares of our Common Stock.

Our plan to increase profitability depends upon our ability to increase our gross margin on sale of our products.

We are currently almost exclusively engaged in the sale of disposable gloves. Accordingly, our results of operations and financial condition are highly dependent on the level of supply of, and demand for, disposable gloves. Historically, the gross margin on our disposable gloves has been low and our ability to raise the prices we charge our customers for these gloves is restricted by a number of factors, including the commodity like nature of our product, the level of supply of gloves in the marketplace, the level of concentration of our customers, and the increasing raw material cost of the gloves. Due to these factors, we may not be able to pass on price increases to our customers in a timely manner or at all. To the extent that these factors continue, our gross margins could continue to fluctuate and/or decline, which would adversely affect us and our future operating results.

We recently have taken action to increase our gross margins by reducing our cost of supply by diversifying our suppliers of disposable gloves. We hope to increase our product sales from higher gross margin products, such as powder-free and synthetic gloves. However, there is no assurance that these efforts will be successful or will positively affect the trading price of our common stock.

We need to develop complimentary products to increase our gross margins.

The foodservice, industrial and retail industries look at our current line of product offerings as one product of a bundle of safety products used by their customers. We have developed and continue to develop additional products that can be sold in this market channel and that address the current safety requirements of our customers. These additional product offerings include poly gloves, heavy-duty gloves, headwear, aprons and bibs, food storage bags and educational services. We expect that these products will typically have higher gross margins than our glove products. These products are or will be offered under our SafePrep brand and under private label. Currently, these products represent approximately nine percent 9.4% of our total net sales, and have had a favorable effect on our overall gross margin.

We face significant competition in the sale of our products.

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

Our business relies heavily on sales to a few distributors.

During the fiscal year ended June 30, 2006, our national customer group accounted for 85.9% of our net sales revenue. These distributors resell our products to the end users. The loss of any of these national distributors would likely have a materially adverse impact on us and our financial results.

Our profitability depends in part on the cost of rubber and latex concentrate.

Our ability to purchase our latex products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. During the year ended June 30, 2006, the price of latex concentrate increased by as much as 70%, causing us to incur higher levels of cost of goods sold. Moreover, we were not able to pass on the entire increase in cost to customers as quickly as we incurred them from our suppliers, resulting in significant margin compression in fiscal year 2006.

Our supply of product is imported from Asian manufacturers and is susceptible to disruption.

The vast preponderance of our products are imported from Asian manufacturers. Should there be disruptions in the supply chain due to factors such as product shortages, labor unrest or work stoppages, we may be unable to continue to supply products on a timely basis, which would likely adversely impact our operating results and financial condition. If this were to occur, we would need a significant amount of time to establish domestic or other alternative suppliers for these products.

Currency fluctuations may affect our profitability.

        Our cost of goods are affected by foreign currency fluctuations against the U.S. dollar. A fall in the value of the dollar could adversely impact profit margins and/or desirability of foreign manufactured products.

We must properly manage our inventory to maintain our business and profit margin.

Managing our inventory including volume and product mix is a complex task. A number of factors, including the need to maintain a significant inventory of certain sizes or products which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining excess inventory. Other factors, including changes in market demand and technology, may cause certain of our inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which, in turn, could adversely affect our operating results.

We may be subject to product liability claims.

Participants in the medical supplies business are potentially subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims made against us, regardless of their merit, could also have a material adverse effect on our reputation. There is no assurance that the coverage limits of our insurance policies will be adequate or that present levels of coverage will be available at affordable rates in the future either to cover medical-related claims or to qualify us as a supplier to key accounts (which may require product liability coverage at limits in excess of what we can obtain or afford). While we have been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. There can be no assurance that our insurance will be sufficient to meet any recovery for which we may be found liable, that the outcome of such suits will not materially adversely affect our results of operations or financial condition, or that our deductible obligation (to fund a portion of the initial cost of defense and/or liability of each such lawsuit) will not prove financially burdensome.

Our products are subject to government regulation which could cause disruptions to our supply.

Our products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly to safety and adherence to Quality System Regulations (“QSR’s”) for medical devices. In the United States, examination gloves are classified as a Class I medical device product regulated by the Food and Drug Administration (FDA). Noncompliance with these FDA regulations can result in administrative enforcement, such as warning letters, import alerts, administrative detention or in civil penalties, product bans and recalls. Periodically, the FDA inspects shipments of medical gloves as they arrive in the United States ports. The FDA inspections and reviews may cause delays in product delivery and this can result in a loss or delay in recognition of sales and income by us. Additionally, if our gloves fail to meet the FDA requirements and we become subject to FDA penalties, warnings, or recalls, such penalties or recalls could have a material adverse effect on our business reputation and financial condition.

The FDA may also inspect our suppliers’ manufacturing facilities for compliance with QSR’s, which incorporate pre-production design and development to achieve consistency with quality system requirements worldwide. If our suppliers fail to comply with regulatory requirements, they could be required to shut down, which in turn will have a material adverse effect on the supply of our products. As a result of these events, our business financial condition and results of operations could be materially and adversely affected.

We depend on key management employees.

We believe that our current operations and future success depend largely on the continued services of our management employees, in particular Alan Zeffer, our president and chief executive officer. Although we have entered into an employment agreement with Mr. Zeffer, he may voluntarily terminate his employment with us at any time. We do not have “key man” life insurance on Mr. Zeffer. The loss of Alan Zeffer's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Risks Related to our Common Stock

The price of our common stock may fluctuate significantly, which may result in losses for investors.

In recent years, the stock market in general, including shares of our common stock, has experienced extreme price fluctuations. The market price of our Common Stock may be significantly affected by various factors such as: quarterly variations in our operating results; changes in our revenue growth rates; the loss of a significant customer, customer group or sales contract; changes in earnings estimates by market analysts; the announcement of new products or product enhancements by us or our competitors; speculation in the press or analyst community; the inability of the market to absorb selling pressure from one or more large institutional shareholders; and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future.

Our common stock is thinly traded, which may make it more difficult for you to resell shares when you want at prices you find attractive.

Our common stock is thinly traded. Securities that are thinly traded often experience a significant spread between the market maker's bid and ask prices. Therefore, prices for actual transactions in securities may be difficult to obtain and holders of our common stock may be unable to resell their shares when they want at prices they find attractive.

We have never paid dividends on our Common Stock and do not intend to do so in the future.

We have never paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. In addition, we have obtained loan and equity financing under agreements that restrict our ability to pay dividends or take certain corporate actions. The payment of dividends on our common stock will depend on our compliance with these provisions and on our earnings, capital requirements, financial condition and other factors.

Our shares that are eligible for future sale may have an adverse effect on the price of our Common Stock.

As of September 12, 2006, we had 1,375,511 shares of common stock outstanding. Of the shares outstanding, approximately all shares were freely tradable without substantial restriction or the requirement of future registration under the Securities Act. In addition, as of September 12, 2006, options to purchase approximately 227,961 shares and warrants to purchase 2,380,466 shares of our Common Stock were outstanding. Sales of substantial amounts of Common Stock, or a perception that such sales could occur, could adversely affect the market price of the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

It may be more difficult to trade our Common Stock if we cannot maintain our Nasdaq listing.

Our common stock is currently listed for trading on the Nasdaq Stock Market. The Nasdaq Stock Market maintenance rules require among other things that our common stock price remain above $1.00 per share and that we have minimum net tangible assets in excess of $2 million. We were required to conduct a 3 to 1 reverse stock split in 2004 to maintain a sufficient per share price to preserve our listing on the Nasdaq Stock Market. Additionally, we were involved in a delisting proceeding with the Nasdaq Stock Market in June 2006 for our failure to maintain compliance with certain quantitative listing standards (refer to Note R of our consolidated financial statements).

If we were delisted from the Nasdaq Stock Market, the following could occur:

• broker-dealers could be less willing to effect transactions in our common stock;

• the news coverage associated with Nasdaq traded stocks would be lost;

• our Common Stock price could decrease; and

• investors could find it difficult to sell or obtain accurate quotations for the market value of our common stock and, thus, may hold a highly illiquid security.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

On April 7, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. This facility includes our executive and administrative offices and our primary distribution center. The term of the Lease Agreement commenced on May 1, 2005 and will terminate on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years. The average base rent for the premises for the first year of the Lease Agreement is approximately $2.23 per square foot, or approximately $176,000. The average rent for the premises during the remaining four years of the initial term of the Lease Agreement will be approximately $3.88 per square foot, or $306,000 per year. In addition, we expect common area, real estate taxes, and insurance to approximated $110,000 during the first year of the lease term and we expect such charges to average approximately $140,000 per year over the remaining four years of the initial term. For the year ended June 30, 2006, our lease expense for this facility was approximately $420,000.

Our principal executive and administrative office was previously located in Itasca, Illinois. The lease for this location was renewed on April 9, 2000, for a term of five years, and terminated on September 9, 2005 without renewal. The rental expense for this lease, through September 30, 2005, was approximately $42,000.

In May 1999, we entered into a five-year lease agreement for a 55,000 square-foot warehouse facility located in Itasca, Illinois. The lease term for this location commenced on August 1, 1999 and was to expire in July 2004; however we extended the term of this lease for one additional year to May 2005. This lease expired as of May 31, 2005.

We also use public warehouse facilities, as needed, to store our inventory in Oakland, California and Fond Du Lac, Wisconsin. Public warehouse charges are dependent upon the volume of products stored and the frequency of shipping or receiving products.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 2006, we were actively involved or otherwise named in one latex glove product liability suit pending throughout the United States which we were an active defendant in. However, there are no latex glove product liability claims pending directly against the Company.

The claim referred to above involves plaintiffs that have worked in the medical and health industries and who allege injuries associated with the continued use and/or exposure to latex glove products. In this claim, we are one of several glove distributors, manufacturers or users named in the suit. Each of the claimants in this suit alleges damages of an unspecified amount and the proceeding is in the discovery or other pre-trial stage.

We have obtained product liability insurance coverage, which covers the defense costs, and certain damage awards associated with the product liability claims against us and the indemnity of our customers to the limits of the policies. However, there is no assurance that our insurance will be sufficient to meet all damages, for which we may be held liable, or the product liability insurance for any claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms. Likewise, there is no assurance that the outcome of the suit, referred to above, will not adversely affect our operations or financial condition. We intend to vigorously contest any latex claim initiated against us or one of our indemnities, but will enter into a settlement agreement, where, after careful consideration, our management determines that our best interests will be served by settling the matter.

        From time to time we are involved in other litigation relating to claims arising out of our operations in the normal course of business. At June 30, 2006, we were not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our financial condition. Management believes all legal claims are adequately provided for and if not provided for, are without merit or involve such amounts that would not materially adversely affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders was held on August 14, 2006. The purpose of the annual meeting was to consider the vote on the following matters:

1.             To elect two directors to hold office until their three-year term expires or otherwise as provided in our by-laws.

Director Nominees

Alan E. Zeffer
Richard J. Swanson

Each of the nominees for directors identified above received the following number of votes:

	Alan E. Zeffer	Richard J. Swanson
For	1,141,675	1,137,532
Votes Withheld	9,544	13,687
Broker Non-votes	0	0

Each of Alan E. Zeffer and Richard J. Swanson were elected as directors by the shareholders. Additionally, the terms of each of George Jeff Mennen, Richard J. Swanson, Robert J. Simmons, and Don L. Arnwine as directors continued for the remaining period of their terms.

2.             To ratify the appointment of Plante & Moran, PLLC to serve as our auditors for the next fiscal year ending June 30, 2006.

Votes For:	1,144,661
Votes Against:	6,489
Abstentions:	69
Broker Non-votes:	0

The ratification of the appointment of Plante & Moran, PLLC to serve as our auditors was approved by the shareholders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") Stock Market under the symbol "GLOV". The table below sets forth for each quarter of the fiscal year indicated the reported closing high and low sale prices of our common stock.

COMMON STOCK PRICES

Period Ended	Low	High
June 30, 2006
4th quarter	$1.33	$2.61
3rd quarter	$2.05	$3.62
2nd quarter	$2.51	$4.13
1st quarter	$3.33	$4.49
June 30, 2005
4th quarter	$2.90	$4.40
3rd quarter	$3.10	$4.47
2nd quarter	$1.95	$4.09
1st quarter	$3.02	$4.60

There were approximately 270 shareholders of record of our common stock as of June 30, 2006. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

We have not paid any cash dividends with respect to our common stock. We expect to reinvest any earnings for expansion of our operations and do not intend to pay a dividend in the foreseeable future. Moreover, our credit facility and our equity financing agreements related to the issuance of shares of our series B convertible preferred stock restrict or prohibit our ability to pay dividends on the shares of our common stock.

Nasdaq notified us on February 16, 2006 that we did not comply with or satisfy Nasdaq Marketplace Rule 413(c)2(B) for the $2.5 million minimum stockholder equity requirement for continued listing on the Nasdaq Stock Market and that they were reviewing our eligibility for continued listing (refer to Note R to our consolidated financial statements). On June 26, 2006, we disclosed in a press release and on a Form 8-K report that we completed $3 million equity financing with M.A.G. Capital, LLC and its affiliates. On July 13, 2006, we received notification from the Nasdaq Stock Market that our listing on the Nasdaq Stock Market would be continued, conditioned upon two exceptions:

1.	On or before August 15, 2006, we shall hold our annual shareholders meeting for the fiscal year ended June 30, 2005
2.	On or before September 30, 2006 we must report in our Form 10-K, for the fiscal year ended June 30, 2006, actual shareholders’ equity of at least $2.5 million.

As of the date of this report, we have met both conditions.

In connection with the M.A.G. Capital, LLC equity financing, we completed a private placement of newly issued Series B convertible preferred stock, $0.01 par value per share and common stock purchase warrants to purchase up to 1,950,000 shares of our common stock for $3 million to M.A.G. Capital, LLC and certain of its affiliates.

The terms of the private placement are governed by a Subscription Agreement among the Company and the Purchasers dated as of June 20, 2006. The shares of series B convertible preferred stock issued pay preferential, cumulative dividends at a rate of the higher of 9% or the prime rate plus 1%, subject to a maximum rate of 12%. The dividends are payable monthly in arrears on the first day of the month while such shares of series B convertible preferred stock are outstanding. The holders of the series B convertible preferred stock do not have the right to vote on matters that come before the shareholders, except in limited circumstances. Furthermore, the holders of the series B convertible preferred stock have the option, at any time, to convert their shares into shares of our common stock at a fixed conversion rate of $1.60.

       The warrants issued in connection with the private placement grant the holders the right to purchase shares of our common stock at an exercise price of $1.75, with respect to 975,000 shares, and $1.85 with respect to the remaining 975,000 shares.

We issued the shares of series B convertible preferred stock and the warrants pursuant to certain exemptions from registration provided by section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated hereunder, certain state securities laws and certain rules and regulations promulgated pursuant thereto.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of the Company presented below for the years ended June 30, 2006, 2005, 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information referred to in Item 8 of this report.

	Year Ended June 30,
(In thousands except per share amounts)	2006	2005 (as restated, refer to Note S)	2004 (as restated, refer to Note S)	2003	2002
STATEMENT OF OPERATIONS DATA:

Net sales	$25,297	$26,553	$36,560	$36,989	$47,357
Gross profit	4,928	6,290	6,027	5,737	11,580
Selling, general & administrative expenses	7,802	7,674	9,134	8,939	17,640
Minority interest in loss (income)
Of subsidiary, net of tax	-	-	243	250	202

Net (loss) income	($3,314)	($1,152)	($3,024)	($5,560)	($4,293)

PER SHARE DATA:

(Loss) earnings per share	($5.04)	($1.13)	($3.15)	($2.51)	($1.94)
			(restated )

Total assets	$8,992	$7,684	$9,983	$25,965	$32,947

Long-term debt	$0	$0	$0	$5	$19
Total shareholders' equity	$2,792	$3,296	$3,837	$11,266	$16,836

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of our operations. We will discuss and provide our analysis for the following:

• Business Overview
• Results of Operations
• Liquidity and Capital Resources
• Capital Structure and Resources
• Critical Accounting Policies
• Contractual Obligations
• New Accounting Standards and Announcements
• Information Regarding Forward-Looking Statements
• Subsequent Events

Business Overview

Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged in the marketing and distribution of high quality medical grade examination and, foodservice gloves, and other complimentary items within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the year ended June 30, 2006, we recorded net glove sales of approximately $25.3 million.

We formerly owned a 70% interest in a subsidiary, PT WRP Buana Multicorpora ("PT Buana"), whose primary operations consisted of an Indonesian glove manufacturing plant, which commenced operations in April 1996. PT Buana manufactures high quality, disposable powdered and powder-free latex examination gloves. Under our Stock Redemption and Exchange Agreement with WRP Asia, we conveyed our 70% interest in PT Buana to WRP Asia and entered into a five year supply agreement with WRP Asia whereby we have agreed to purchase certain minimum quantities of our latex glove needs from WRP Asia and PT Buana.

This analysis of our results of operations and financial condition should be viewed in conjunction with the financial statements and other information concerning us referenced in Item 8 of this report. The consolidated financial statements for the years ended June 30, 2006, 2005 and 2004 include our results of operations and statements of cash flows.

Results of Operations

        The following table summarizes our operating results as a percentage of net sales for the periods indicated.

	Year Ended June 30,
	2006	2005	2004 (as restated, refer to Note S)	2003	2002

STATEMENT OF OPERATIONS DATA:

Net sales	100%	100%	100%	100%	100%
Cost of goods sold	80.5	76.3	83.5	84.5	75.5
Gross profit	19.5	23.7	16.5	15.5	24.5
Selling, general & administrative expenses	30.8	28.9	25.0	24.2	37.3
(Loss) income from operations	(11.4)	(5.2)	(8.5)	(8.7)	(12.8)

Interest (expense) / other income, net	(2.1)	(0.6)	(0.7)	(1.9)	(0.6)
Provision for (benefit from) income taxes	(0.4)	(1.5)	(0.3)	5.1	(3.9)
Minority interest in loss (income) of subsidiary	-	-	0.7	0.7	0.4
Net loss from discontinued operations	-	-	-	-	-

Net (loss) income	(13.1%)	(4.33%)	(8.27%)	(15.00%)	(9.10%)

Fiscal Year Ended June 30, 2006, Compared to the Fiscal Year Ended June 30, 2005

        Our consolidated net sales for the fiscal year ended June 30, 2006 were $25,296,530, which represented a decrease in net sales compared to the fiscal year ended June 30, 2005 of $1,256,711 or 4.7%. The decrease in net sales was due to competitive price pressures over the past fiscal year within some of our national account customers for our lower margin products, which resulted in a decrease in sales volumes. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Consolidated gross profit decreased $1,361,938 or 21.7% for the fiscal year ended June 30, 2006 compared to the prior year. In determining gross profit, we calculate cost of goods sold by including all costs to manufacture and purchase the finished product plus the related costs associated with ocean freight, customs duty and warehousing. The decrease in our consolidated gross profit during fiscal 2006 over fiscal 2005 was primarily due to the increases in the raw material costs associated with the rising cost of latex and oil and competitive price pressures. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors. Due to these factors, we may not be able to pass along price increases to our customers in a timely manner or at all.  We continuously monitor all costs impacting our profitability, including raw material costs such as latex and poly vinyl chloride.

Operating loss increased $1,490,504 or 107.7% for fiscal year ended June 30, 2006 from the prior fiscal year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2006, our selling, general, administrative expenses increased by $128,566 or 1.7% due to an increase in selling expenses related to promoting sales into the healthcare markets. As a percentage of net sales, selling, general, administrative expenses increased from 28.9% for the year ended June 30, 2005, to 30.8% for the year ended June 30, 2006. This increase of 1.9% was primarily due to the decrease in sales we experienced from the competitive price pressures.

As further discussed in Note A to the financial statements, effective July 1, 2005 we adopted the provisions of the FASB Statement of Financial Accounting Standards (“SFAS”) No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”) using the modified prospective method for recognizing costs related to stock-based compensation. Prior to the adoption of SFAS 123R, we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The modified prospective method of adoption for implementing SFAS 123R requires the recognition of the fair value of stock based compensation commencing on the date of adoption. Consequently, stock based compensation for the year ended June 30, 2006 is recorded using a method of accounting different than the other periods presented, which affects the comparability of these financial statements. For the years ended June 30, 2006, 2005 and 2004, we recognized expense related to stock based compensation of $69,000, $0 and $0, respectively. Had we adopted SFAS 123R for the years ended June 30, 2005 and 2004, we would have recognized $38,000 and $91,000, respectively, of additional costs related to stock-based compensation.

Loss from operations before income taxes increased by $1,869,166 or 121.8%, for the year ended June 30, 2006 compared to the prior fiscal year. The increase in our loss from continuing operations was primarily due to the rising cost in raw material related to latex and the competitive price pressures. Included in this computation is an increase in interest expense of $379,770 from the prior fiscal year. This increase was due to interest expense related to the change in fair value of the warrant liability. Also, in this computation is other income which primarily consists of rental, interest and miscellaneous income.

The benefit for income taxes for the year ended June 30, 2006 and June 30, 2005 was $(89,616) and $(383,160), respectively. The change in tax benefit was due to the write-down of deferred tax liability due to the fact that we do not expect to be liable for state or federal income taxes in the near future.

As a result of the factors discussed above, we reported net loss of $(3,314,259) for the year ended June 30, 2006, which compares to a net loss of $(1,151,549) during the prior year ended June 30, 2005. Loss per share for the years ended June 30, 2006 and June 30, 2005, were $(5.04) and $(1.13), respectively.

Fiscal Year Ended June 30, 2005, Compared to the Fiscal Year Ended June 30, 2004

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

Operating loss decreased $1,723,372 or 55.5% for fiscal year ended June 30, 2005 from the prior fiscal year. In determining operating loss, we calculate selling expenses to include all salaries and payroll-related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During our fiscal year ended June 30, 2005, our selling, general, administrative expenses decreased by $1,460,084 or 16.0%. As a percentage of net sales, selling, general, administrative expenses increased from 25.0% for the year ended June 30, 2004, to 28.9% for the year ended June 30, 2005. This decrease was primarily due to the redemption of our common stock from WRP Asia and the resulting loss of PT Buana selling, general, administrative and other expenses of $1,289,364 offset with an increase in sales consulting services due to our strategic decision to increase our market share in the healthcare industry.

Loss before minority interest and income taxes, operations decreased by $1,842,141 or 54.6%, as restated, for the year ended June 30, 2005 compared to the prior fiscal year. The decrease in our loss from continuing operations was primarily due to better acquisition costs and a reduction in inventory storage at our outside warehouse facilities, which was offset by the loss incurred in connection with the redemption of our stock from WRP Asia. Included in this computation is other income which consists of rental, interest and miscellaneous income. Other income decreased $110,221 during the year ended June 30, 2005 from the prior year ended June 30, 2004. This decrease in other income was primarily related to the resulting loss of PT Buana, through the redemption of our common stock from WRP Asia.

The benefit for income taxes for the year ended June 30, 2005 and June 30, 2004 was $(383,160) and $(109,860), respectively. The change in tax benefit was due to the write-down of expired tax reserves.

As a result of the factors discussed above, we reported net loss of $(1,151,549) for the year ended June 30, 2005, which compares to a net loss of $(3,024,304), as restated, during the prior year ended June 30, 2004. Loss per share for the years ended June 30, 2005 and June 30, 2004, were $(1.13) and $(3.15), as restated, respectively.

Business Segments

During the year ended June 30, 2005 and 2006, we were engaged solely in the business of distributing disposable gloves and complimentary products. During the year ended June 30, 2004 we were engaged in the business of manufacturing, through April 30, 2004, and distributing disposable gloves and complimentary products. Consequently, during the fiscal year ended June 30, 2004, we had two business segments, manufacturing (through April 30, 2004), and distribution. During the fiscal year ended June 30, 2006 and 2005, we had one business segment, distribution. These segments were managed as separate strategic business units. The manufacturing segment, which represented the Indonesian operations of PT Buana, manufactured powdered and powder-free latex gloves and sold them primarily to AHPC and WRP Asia. Our distribution segment involves the procurement and sale of gloves purchased from the manufacturing segment (prior to April 30, 2004) and other glove manufacturers and then sold to national and regional healthcare, foodservice, retail and other distributors within the U.S. The distribution segment also includes, to a significantly lesser extent, the sale of non-glove disposable products. Discussion of the operations of each segment is included throughout the Results of Operations and Liquidity and Capital Resources sections of our management's discussion and analysis of financial condition and results of operations contained herein.

Liquidity and Capital Resources

Cash Flows

Set forth below is a summary of our cash flows during the fiscal years ended June 30, 2006, 2005 and 2004.

	Fiscal Years Ended June 30,
	2006	2005	2004
	(In thousands)
Net cash (used) provided by operating activities	$(3,967.1)	$137.5	$339.4
Net cash used in investing activities	$(29.8)	$(33.2)	$(15.9)
Net cash provided (used) in financing activities	$4,063.6	$(446.9)	$(385.4)

Net increase (decrease) in cash and cash equivalents	$66.7	$(342.6)	$(61.9)

Cash and Cash Equivalents: Our cash and cash equivalents increased from $16,434 to $83,162 in fiscal year 2006. We experienced an increase in cash flows during the fiscal year ended June 30, 2006, primarily as a result of cash provided by financing activities which largely related to proceeds received from the issuance of our secured subordinated promissory note and the proceeds from the issuance of the series B convertible preferred stock (refer to Note F of our consolidated financial statements.

Management currently believes that existing cash, funds generated from operations, and our credit facility, including our subsequent amended credit facility and subordinated debt (refer to Note T of our consolidated financial statements), will be sufficient to provide for our anticipated requirements for working capital for the next 12 months and the foreseeable future.

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

Net cash provided by operating activities: Our net cash used in operating activities was $3,967,075 in fiscal 2006 compared to net cash provided by operating activities of $137,528 in the prior fiscal year. The negative cash flows from operating activities in fiscal year 2006 was mainly due to the increase in raw material costs and an increase in our inventory levels along with certain product line extensions. The raw material, natural rubber latex price, index increased approximately 73% from June 30, 2005 to June 30, 2006.

Net trade accounts receivable at June 30, 2006 increased by 1.3% to 1,867,977 from $1,844,349 at June 30, 2005.

Net inventories, at June 30, 2006, increased by 29.6% to $6,470,411 from June 30, 2005 net inventory of $4,992,385. This increase of $1,478,026 was primarily due to an increase in inventory levels of existing products and product line extensions. Inventory levels for our core line of business are maintained at levels between six-eight weeks on hand whereas inventory levels on all other lines of business vary.

Net cash used in investing activities: Our net cash used in investing activities was $29,837 in fiscal 2006 compared to cash used of $33,236 in fiscal year 2005. This net difference was due to the decrease in capital expenditures relating to computer software, leasehold improvements and office equipment.

       Net cash used in financing activities: Our net cash provided from financing activities in fiscal 2006 was $4,063,640 compared to net cash used in financing activities of $446,870 during fiscal year 2005. This increase was due to the proceeds received form the issuance of our series B convertible preferred stock (refer to Note F of the consolidated financial statements).

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

Capital Structure and Resources

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit. Pursuant to the line of credit, we may borrow up to the lesser of (i) $3 million or (ii) the sum of 75% of eligible receivables and 35% of eligible inventory, with a limit of $1,000,000 on the amount of borrowing availability on the eligible inventory. The line of credit borrowings carry an interest rate of prime plus 8.0%. At anytime prior to the maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination. These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. The credit facility contains certain penalties for early termination. As of June 30, 2006 and 2005 we had an outstanding balance of $2,094,711 and $783,806, respectively, under this credit facility. This credit facility was renewed on September 9, 2005 and September 9, 2006.

The renewal of our loan and security agreement with Greenfield Commercial Credit, LLC, on September 9, 2005, was extended on September 9, 2006 for another one year period. The loan and security agreement includes a $5 million revolving line of credit, in which we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its “Money Rates” column as the “Prime Rate.” As of June 30, 2006, the prime rate was 8.25%. At anytime prior to the maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination. These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets and contains certain penalties for early termination.

       On February 2, 2005, we completed a private placement of 220,000 shares of Series A Convertible Preferred Stock with a closing date of February 1, 2005 (refer to Note E of the consolidated financial statements). These shares were issued at a discount price of $2.60 per share. As of June 30, 2006, all of the Series A Convertible Preferred Stock has been converted to common stock.

On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes. Each subordinated promissory note has attached a Class A and a Class B Warrant granting the holder of the note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note I of the consolidated financial statements). There have been no shares converted as of June 30, 2006.

On June 20, 2006, we completed a $3 million equity financing with M.A.G. Capital, LLC and its affiliates (refer to Note F of the consolidated financial statements). We issued 30,000 shares of our series B convertible preferred stock at a price of $100 per share. We also issued warrants to M.A.G. Capital and its affiliates to acquire an aggregate of 1,950,000 shares of our common stock. The warrants grant the holders the right to purchase shares of our common stock at the exercise price of $1.75 per share with respect to 975,000 shares, and $1.85 per share with respect to the remaining 975,000 shares.

We have prepared the consolidated financial statements under the assumption that we are a going concern.

We have experienced recurring net losses of $3.314 million, $1.152 million and $3.024 million during the fiscal years ending June 30, 2006, 2005, and 2004, respectively. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure short-term financing to support future operations (refer to Note T the consolidated financial statements). We believe that this short-term financing will be sufficient to support our liquidity through June 30, 2007, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. The rate at which cash will be consumed is primarily dependent on the revenues realized during such period. We are executing a strategy whereby we are introducing additional consumable products to the healthcare market that will enable us to achieve higher revenue growth. In addition, we are reviewing alternatives including evaluating product line and customer profitability, evaluating the markets within which we participate, further diversification of the product line to include additional non-glove products, and expanding into markets where we currently do not participate in. We are also evaluating several strategies for reducing costs and expenses that will enable us to improve our liquidity and reduce our financing requirements. If and when effectively implemented, we anticipate these plans will reduce and/or eliminate our cash consumption by June 30, 2007. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

Our independent registered public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements.

Critical Accounting Policies

        While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important to their impact on our financial statements. These are described in detail below.

Revenue Recognition. Revenues from product sales are recognized at the time the product is shipped from our warehouse or upon the customer's pick-up receipt of the goods, depending upon the terms of the sale. Product sales are stated net of rebates, sales returns, and sales discounts and allowances.

We record a liability for rebates and sales discounts in accordance with the terms of such rebate or discount as contracted for by the Company and our customers.

Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of June 30, 2006, we have established reserves of $61,988 in relation to trade receivables. We determine our allowances by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, our previous loss history, our customers' current ability to pay their obligations, and the condition of the general economy and the industry as a whole.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. We established the inventory reserves for valuation, shrinkage, excess and obsolete inventory. We determine the excess and obsolete inventory as items that potentially will not be sold within the next 12 month period, based on a trailing 8-week sales analysis, and reserve a percentage against those items based on knowledge and expectations. As of June 30, 2006, we have established reserves of $203,642.

Sales Incentives. Certain customers are granted discounts, rebates or other allowances which are intended to assist in the promotion of our products. We record these discounts and rebates as our customers earn them. All discounts, rebates and allowances are accrued in the month incurred based on a historical percentage and are shown as a deduction from gross sales to arrive at Net Sales in our consolidated statements of income.

Discount on Preferred Stock/Beneficial Conversion. We follow EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No.98-5 to Certain Convertible Instruments” to record convertible securities with detachable warrants. These EITF’s require that the proceeds received from the issuance of convertible debt and equity securities with detachable warrants be allocated to each instrument based on the relative fair value of the convertible securities and the detachable warrants. A beneficial conversion feature exists when the relative value of the convertible securities is less than the fair value of the shares issuable upon conversion. The aggregate of the relative fair value of the warrants and the fair value of the beneficial conversion feature is limited to the gross proceeds of the offering less any transaction fees paid to or withheld by the investors.

Related to convertible preferred stock offerings, the relative fair value of the warrants and the beneficial conversion feature are recorded as an addition to additional paid in capital and an offsetting reduction of retained earnings via a preferred stock dividend. During 2006 and 2005, we recorded $2,875,000 and $143,000 of discount on preferred stock/beneficial conversion related to the issuance of the Series B and Series A convertible preferred stock, respectively.

Contractual Obligations

The following table summarizes our significant contractual commitments at June 30, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases (1)	$1,737,348	$439,661	$1,297,687	--	--
Purchase Commitments (2)	$16,526,833	$5,833,000	$10,693,833	--	--
_______________

(1)   On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.

(2)   On April 30, 2004, we entered into a five year supply agreement with WRP Asia. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $5,833,000. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.

New Accounting Standards and Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, which will be adopted beginning fiscal 2008.

In March 2006, FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning fiscal 2008. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provisions and is therefore not included within the scope of SFAS 154. As a result, the adoption of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing or method of settlement. The adoption of FIN 47 as of June 30, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Information Regarding Forward-Looking Statements

Forward-looking statements in this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding new products and markets, gross margins, selling, general and administrative expenses, liquidity and cash needs and our plans and strategies, are all based on current expectations, and we assume no obligation to update this information. Numerous factors could cause actual results to differ from those described in the forward-looking statements, including the factors set forth below under the heading "Risks Affecting Forward-Looking Statements and Stock Prices" or identified above under Item 1A "Risk Factors.". We caution investors that our business is subject to significant risks and uncertainties.

Subsequent Events

On September 9, 2006, we renewed our loan and security agreement with Greenfield Commercial Credit, LLC for another one year term. The renewed security agreement includes a $5 million revolving line of credit, in which we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. On September 9, 2006 we incurred a renewal fee of $50,000 in connection with the renewal of this credit facility. The security agreement contains certain penalties for early termination.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Our exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates, tied to the prime and commercial paper rates. We estimate that the fair value of each debt instrument approximated its market value at June 30, 2006 and 2005.

Risks Affecting Forward Looking Statements and Stock Prices

In addition to those matters already set forth in Item 1, Business, Item 1A, Risk Factors, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, our operating results and financial position may be adversely affected or fluctuated, on a quarterly basis, as a result of the following general factors: (1) increases in raw latex and poly vinyl chloride pricing can adversely affect our earnings; (2) a decline in the demand for our products and the ability of our customers to meet their financial obligations; (3) competition from other companies, some of which are larger and more diversified than us; (4) anticipated acquisition cost saving projections can be no assurance that such cost savings will be achieved; (5) increased competition with respect to pricing could reduce future revenues; (6) ability to maintain a substantial credit facility to fund the current business and future opportunities and other items discussed below and the pricing of such a facility. Moreover, the following additional factors may result in us not achieving certain results included in any statement that may be considered a forward looking statement. We caution the reader that the following risks may not be exhaustive.

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

Financing. Our credit facility with Greenfield Commercial Credit, LLC, which was due to expire in September 9, 2006, has been renewed for an additional year with the same terms. The amended loan and security agreement terms and conditions include for a credit line of up to $5,000,000 of borrowings. Advances under it are subject to numerous objective and certain subjective contingencies not fully within our control. There can be no assurances that such a credit facility will cover all of our needs.

On October 3, 2005, we announced a private placement of $1.2 million in subordinated notes effective September 29, 2005. The subordinated notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of the issuance. As of June 30, 2006, we had paid the notes in full.

On June 26, 2006, we announced a $3 million equity financing with M.A.G. Capital, LLC and its affiliates effective June 20, 2006. The equity financing consisted of newly issued series B convertible preferred stock and common stock purchase warrants to purchase up to 1,950,000 shares of our common stock. The share of series B convertible preferred stock issued to the M.A.G. Capital and its affiliates pay preferential, cumulative dividends at a rate of the higher of 9% of the prime rate plus 1%, subject to a maximum rate of 12%.

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

Dependence on Rubber Harvest and Latex Concentrate. Our ability to purchase our latex products profitably is entirely dependent upon the consistent availability, at competitive prices, of raw rubber harvested by independent growers in Malaysia, Thailand and Indonesia and locally processed by others and us into latex concentrate. Any disruption in the consistent supply of rubber for latex concentrate due to weather or other natural phenomena, labor or transportation stoppages, shortages or other factors, could cause significant adverse effects to our results of operations and financial condition. In addition, rubber is a commodity traded on world commodities exchanges and is subject to price fluctuations driven by changing market conditions over which we have no control. During the year ended June 30, 2006, the price of latex concentrate increased by as much as 70% from our fiscal year ended June 30, 2005. There can be no assurance that we will not experience similar margin pressures in the future or that we will be able to pass on these increased costs in the future to our customers.

Asia Pacific Risk Factors. Social, political and economic instability may be significantly greater in many of the Asian-Pacific countries than that typically associated with the United States and other industrialized countries. Varying degrees of social, political and economic instability could significantly disrupt the source of our supply of glove products.

Currencies of several Asian-Pacific countries, including Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan, China and Thailand, have experienced significant fluctuations against the U.S. dollar. Foreign currency exchange volatility may continue and could cause us to incur significant price fluctuations to us in the future with respect to Asian-sourced product.

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

Reliance Upon Significant Contracts and Customers. During the year ended June 30, 2006, 85.9% of net sales came from our national customer group. The loss of the national customer group could have a materially adverse impact on us.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)   Previous Independent Registered Public Accounting Firm.

On January 6, 2006, the "Company dismissed Grant Thornton LLP ("Grant Thornton") as its independent registered public accounting firm.

Grant Thornton's reports on the Company's consolidated financial statements for each of the fiscal years ended June 30, 2005 and June 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that in its reports dated as of October 13, 2005 and October 13, 2004, Grant Thornton expressed substantial doubt that the Company could continue as a going concern.

        The decision to dismiss Grant Thornton and to retain a new independent registered public accounting firm was approved by the Company's Audit Committee on January 6, 2006.

During the Company's two most recent fiscal years and through January 6, 2006, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K, except that in connection with the filing of the Company's Form 10-K for the fiscal year ending June 30, 2005 and the filing of the Company's Form 10-Q for the quarter ending September 30, 2005, Grant Thornton advised the Company of a material weakness in the Company's disclosure controls and procedures relating to the lack of formal policies and procedures related to its financial statement reporting and regulatory filing process.

The Company has provided Grant Thornton with a copy of the foregoing disclosures and has requested that Grant Thornton review such disclosures and provide a letter addressed to the Securities and Exchange Commission as specified by Item 304(a)(3) of Regulation S-K. A copy of such letter dated as of January 6, 2006 is filed as Exhibit 16.1 to this Form 8-K.

(b)           New Independent Registered Public Accounting Firm.

        On January 6, 2006, the Company's Audit Committee engaged Plante Moran, LLP as the Company's independent registered public accounting firm. During the fiscal years ended June 30, 2005 and June 30, 2004 and the subsequent interim period through January 6, 2006, the Company did not consult Plante Moran regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

The error related to the Company's accounting and disclosure of the reverse three for one stock split effective January 20, 2004 and the calculation of the reported basic and diluted net loss per share. The Company incorrectly included potential common shares in the denominator of a diluted per-share computation that resulted in the disclosure of an anti-dilutive per share amount, which is not the equivalent of a diluted earnings per share disclosure. Additionally, in connection with the reverse three-for-one stock split, the Company failed to retroactively adjust its loss per share amounts to reflect the stock split. The Company also restated its 2005 Form 10-K to correct the recognition of the loss incurred in a fiscal 2004 stock redemption.

In addition, a significant adjustment relating to the accounting treatment for accrued warrant liability was proposed by our auditors and recorded by management in two of our quarterly reports. A similar adjustment was recorded related to prepaid assets in another quarterly report.

The material weakness surrounding these corrections relates to the lack of formal policies and procedures implemented by the Company in connection with its related to the financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

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
•
Prepare white papers to address the accounting for any new account pronouncements and any existing and/or new complex or unusual accounting transactions and consult with an outside firm with special projects

•	Documented detail reviews by management and others of regulatory filings and financial statements
•	Implement training programs for technical accounting areas and SEC reporting requirements
•	Continue to consider with outside legal counsel the filing of an 8-K report upon the signature of any agreements made on behalf of the Company

The Company has hired an outside firm to assist in accounting matters.  However, there was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to this item related to our executive officers appears at the end of Item I to this Form 10-K.

Directors

Our board of directors consists of the following members and is divided into the following three classes:

Class 1 Directors

Name	Age	Director Since
Anthony F. Alibrio, Sr.	62	2004
Don L. Arnwine	73	1995

Class 2 Directors

Name	Age	Director Since
George Jeff Mennen	65	1994
Robert J. Simmons	63	1995

Class 3 Directors

Name	Age	Director Since
Richard J. Swanson	70	1998
Alan E. Zeffer	53	2004

The Class 3 Directors elected at our 2005 Annual Meeting have a term continuing until the third annual meeting following their election. The terms of the current Class 1 and Class 2 Directors expire at the 2007 and 2008 annual meetings, respectively.

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

Richard J. Swanson was elected to the Board of Directors in June 1998. Mr. Swanson is presently a consultant with The Executive Committee, an international company that focuses on strategic coaching and corporate troubleshooting for chief executive officer's of public and private companies. Also, since 1980, Mr. Swanson has been the president of two Denver, Colorado-based companies: Investment Partners, Inc. and Real Estate Associates, Inc. Investment Partners is engaged in the restructuring and recapitalization of troubled companies and Real Estate Associates focuses on the acquisition and development of real estate projects.

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

Don L. Arnwine was elected to the Board of Directors in December 1995. He is currently President of Arnwine Associates, a company he formed in 1989 to provide specialized advisory services to the health care industry. Mr. Arnwine became President and Chief Executive Officer of Voluntary Hospitals of America (VHA) in 1982 and was named Chairman and Chief Executive Officer in 1985, in which capacity he served until founding Arnwine Associates. From 1972 to 1982, he served as President and Chief Executive Officer of the Charleston Area Medical Center. From 1961 to 1972, Mr. Arnwine served as Director of the Hospital at the University of Colorado Medical Center.

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

Audit Committee Financial Expert

The Board has determined that one of the members of the Audit Committee, Richard J. Swanson, qualifies as an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission based on his work experience and education.

The Audit Committee of our Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Don L. Arnwine, Richard J. Swanson and George Jeff Mennen.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in their beneficial ownership of our equity securities on Form 4 or 5. The rules promulgated by the SEC under section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Company, and representations of certain of the Company's directors and executive officers that no forms were required to be filed, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under section 16(a) of the Securities Exchange Act of 1934, except Mr. Arnwine filed a Form 4 report on February 22, 2006 reporting the grant of a stock option on February 17, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

        All directors who were not also our executive officers, which group is comprised of Don L. Arnwine, George Jeff Mennen, Richard J. Swanson, Robert J. Simmons, and Anthony F. Alibrio, Sr., receive (1) an annual Board member retainer of $5,000; (2) compensation of $1,000 for each Board meeting attended; (3) compensation of $500 for each committee meeting attended; and (4) an annual committee member retainer of $1,000. The non-executive chairman will receive an additional annual retainer of $5,000, and the chairman of the Audit Committee will receive an additional annual retainer of $3,000. Each new director is presently entitled to receive stock options under our Omnibus Equity Compensation Plan to purchase 2,000 shares of our common stock in connection with the election and qualification of such director. Under the terms of the Plan, the Compensation Committee shall determine (a) the exercise price of each director option, provided that the exercise price may not be less than the lowest fair market value of our common stock during the six months preceding the election and qualification of such director and (b) the term and vesting criteria for such option. During the fiscal year ended June 30, 2006, each of the Company's non-empolyee directors were granted options to purchase 3,672 shares of our common stock at an exercise price of $2.65, the exercise price of the closing price of the common stock on February 16, 2006. The options were immediately exercisable and expire on February 17, 2006. Additionally, all directors are reimbursed for expenses incurred in attending Board and committee meetings.

Executive Compensation

The following table discloses the compensation paid by us for services rendered to us during the fiscal years ended June 30, 2006, 2005, and 2004, to (i) our Chief Executive Officer and (ii) our single other executive officer at June 30, 2006, whose aggregate annual salary and bonus exceeded $100,000 for the 2006 fiscal year (the "named executive officers").

			Annual Compensation		Long-TermCompensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Stock Options	All Other Compensation
Alan E. Zeffer,	2006	$218,341	--	--	90,000	$19,200(2)
President and CEO	2005	$206,000	$33,945(1)	--	--	$19,200(2)
	2004	$185,000	--	--	20,000	$19,200(2)

Deborah J. Bills,	2006	$117,975	--	--	60,000
CFO (3)	2005	$115,408			--
	2004	$93,166	--	--	20,000

(1)  The bonus recorded was issued to Alan E. Zeffer as common stock of the Company and was based upon a closing stock price of $3.10 on the date of grant, as reported by the Nasdaq Stock Market.

(2)  Includes housing, automobile and other expenses, as described below under the section "Employment Agreements."

(3)  Ms. Bills became an executive officer with her appointment as the Company's Chief Financial Officer, Secretary and Treasurer on May 1, 2004.

Employment Agreements

On October 1, 2002, we entered into an employment agreement with Alan E. Zeffer, our President and Chief Executive Officer (the "Zeffer Agreement"). The Zeffer Agreement had an initial term of one year, but automatically renewed for additional one year terms unless advance notice was provided. The Zeffer Agreement was most recently renewed on August 29, 2006. The Zeffer Agreement provides for (i) Mr. Zeffer to serve as our Chief Executive Officer; (ii) a base salary originally of $140,000 per annum (which was been increased by the Compensation Committee to $185,000 for fiscal 2004 and to $205,000 for fiscal 2005 and to $225,500 for fiscal 2006); (iii) housing expenses not to exceed $1,200.00 per month; (iv) a $400.00 per month automobile allowance; and (v) nonqualified stock options to be determined by the Compensation Committee. The Zeffer Agreement also provides for an incentive bonus equal to 25% of Mr. Zeffer's base salary, subject to achievement of certain predetermined goals set by Mr. Zeffer and the Compensation Committee. Additionally, the employment agreement provides that the executive officer is eligible to participate in any medical, health, dental, disability and life insurance policy that is in effect for the Company's other employees. Pursuant to the employment agreement, Mr. Zeffer has agreed not to solicit the Company's customers, clients and other business contacts or encourage them to terminate their relationship with the Company during employment and for a period of two years thereafter. Moreover, Mr. Zeffer has agreed not to (a) solicit the Company's employees or encourage them to terminate their relationship with the Company or (b) compete with the Company during employment and for a period of one year following termination of employment. Finally, Mr. Zeffer has agreed to maintain the confidentiality of the Company's proprietary information and trade secrets during the term of employment and thereafter.

Option Grants During the Year June 30, 2006

The following table provides certain information regarding stock options granted to the named executive officers of the Company during the fiscal year ended June 30, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term($) (2) 5% 10%
Alan E. Zeffer	90,000 (1)	52.9%	2.05	March 21, 2016	116,031	294,045
Deborah Bills	60,000 (1)	35.3%	2.05	March 21, 2016	77,354	196,030
_____________________

(1)	This option vests over a three-year period: one-third of the shares vest on each of March 21, 2007, March 21, 2008 and March 21, 2009.
(2)
The dollar amounts under these columns are the result of theoretical calculations at 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the common stock.

Aggregate Option Exercises During the Year Ended June 30, 2006, and Fiscal Period-End Option Values

The following table provides certain information regarding the value of unexercised options held by the named executive officers at June 30, 2005 and the value realized upon exercise of options during fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money-Options at Fiscal-Year End ($) Exercisable/Unexercisable (1)
Alan E. Zeffer	0	0	50,000 / 90,000	$9,500 / 0
Deborah Bills	8,182	$25,773	0/60,000	0 / 0

(1) Value realized equals the market value of the common stock on the date of exercise, minus the exercise price, multiplied by the number of shares acquired on exercise.

(2) Calculated based on a closing sale price of $1.74 per share on June 30, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 12, 2006, by: (i) each director; (ii) each named executive officer; (iii) each person whom we know beneficially owns in excess of five (5%) percent of the outstanding shares of our common stock; and (iv) all directors and executive officers, as a group.

The following table is based on information supplied to the Company by the directors, officers and shareholders described above. The Company has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, except to the extent authority is shared by spouses under applicable law. Shares of common stock subject to options that are either currently exercisable or exercisable within 60 days of September 12, 2006 are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table lists applicable percentage ownership based on 1,509,207 shares of common stock outstanding and stock options as of September 12, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of BeneficialOwnership			Percent of Total Voting Stock

Common Stock	M.A.G. Capital LLC (1)	138,872	[1]	138,872	9.99%

Common Stock	George Jeff Mennen	33,672	[2]
Common Stock	George Jeff Mennen	3,333		37,005	2.5%

Common Stock	Robert J. Simmons	33,672	[2]
Common Stock	Robert J. Simmons	1,666		35,338	2.3%

Common Stock	Don L. Arnwine	33,672	[2]
Common Stock	Don L. Arnwine	1,000		34,672	2.3%

Common Stock	Richard J. Swanson	32,672	[2]
Common Stock	Richard J. Swanson	2,000		34,672	2.3%

Common Stock	Anthony L. Alibrio, Sr.	23,672	[2]	23,672	1.6%

Common Stock	Alan E. Zeffer	50,000	[2]
Common Stock	Alan E. Zeffer	10,950		60,950	4.0%

Common Stock	Deborah J. Bills	8,182		8,182	0.5%

Common Stock	Total Executive Officers & Directors	207,336	[2]
	as a group (7 persons)	27,131		234,491	15.5%
_____________________

1M.A.G. Capital, LLC and certain of its affiliates (collectively, "MAG") have acquired from the Company 30,000 shares of the Corporation's Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred"), and common stock purchase warrants to purchase up to 1,950,000 shares of the Company's Common Stock (the "Warrant Shares"). Pursuant to the terms of the Subscription Agreement for such securities, the number of shares of Common Stock that MAG may acquire upon (a) conversion of the shares of the Series B Preferred and (b) exercise of the Warrant Shares at any time is subject to limitation so that the aggregate number of shares of common stock, of which MAG and all persons affiliated with MAG have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), does not at any time exceed 9.99% of the Company's then outstanding common stock. MAG's address is 555 South Flower Street, Suite 4200, Los Angeles, California 90071.

2Represents shares to be issued upon exercise of options to purchase common stock granted under our Omnibus Equity Compensation Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	406,961	$2.07	-
Equity compensation plans not approved by shareholders	-	-	-
Total	406,961	$2.07	-

The equity compensation plans approved by our shareholders consists solely of our Omnibus Equity Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2006, we received consulting services from Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert J. Simmons, one of our directors and sales consulting services from SMS, a company 100% owned by Robert J. Simmons, JR, the son of our director Robert J. Simmons.

We engaged Alliance to assist us in marketing our products with the express purpose of negotiating and executing a purchase agreement with various healthcare group-purchasing organizations. We paid Alliance $21,000 during the fiscal year ended June 30, 2006, for its services. As of January 30, 2006, we have cancelled our consulting service with Alliance. We believe that the terms for the purchase of services from Alliance were no less favorable to the Company than could have been obtained from an unaffiliated party.

We engaged SMS to assist us in the sales process with the purpose of negotiating and executing purchase agreements within the Healthcare Markets. We paid SMS $166,860 during the fiscal year ended June 30, 2006, for its services. This agreement expired August 1, 2006 and we renewed the agreement for another one-year term. We believe that the terms for the purchase of services from SMS were no less favorable to the Company than could have been obtained from an unaffiliated party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees the Company was billed for audit and non-audit services rendered by the Company's auditors, Plante & Moran, PLLC (from December 31, 2005 to current) and Grant Thornton LLP (prior to December 31, 2005), during fiscal 2006 and 2005:
Service Type	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$196,141	$--
Audit Fees (2)	113,645	211,828
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees Billed	$309,786	$211,828

(1)
Includes fees for professional services rendered in connection with the audit of the Company's financial statements by the Company’s auditor, Plante & Moran, PLLC, for the fiscal years ended June 30, 2006; the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarters ending December 31, 2005 and March 31, 2006; and consents and assistance with documents filed by the Company with the SEC.

(2)
Includes fees for professional services rendered in connection with the audit of the Company's financial statements by the Company’s predecessor auditor, Grant Thornton, LLP, for the fiscal years ended June 30, 2005; the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the quarter ending September 30, 2005 and for each quarterly period during fiscal 2005; and consents and assistance with documents filed by the Company with the SEC.

       The Audit Committee of the Board considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of Plante & Moran, PLLC during the fiscal year ended June 30, 2006 and Grant Thornton LLP during the fiscal year ended June 30, 2005. The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

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
A list of financial statements for the Company is contained in "Index to Financial Statements of AHPC Holdings, Inc" on page F-1.
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

3.5	Articles Supplementary to Certificate of Incorporation of the Company designating the Series B Convertible Preferred Stock.
3.6	Bylaws of the Company, incorporated herein by reference to Exhibit No. 3.4 to the Company's Form S-18 Registration Statement (Registration No. 33-23164-FW).
3.7	Amendment to Bylaws of the Company, incorporated herein by reference to Exhibit 3.5 to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (File No. 0-17458).
4.1
Registration Rights Agreement dated June 20, 2006 between Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC and AHPC Holdings, Inc., incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K report filed on June 26, 2006.

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

10.10
Second Amendment to Loan and Security Agreement dated as of September 9, 2005 by and among Greenfield Commercial Credit L.L.C., AHPC Holdings and American Health Products Corporation incorporated by reference to Exhibit 10.10 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2005 (File No. 0-17458).

10.11
Amended and Restated Revolving Credit Loan Note dated September 9, 2005 in the principal amount of $5,000,000 made payable to Greenfield Commercial Credit, L.L.C. incorporated by reference to Exhibit 10.11 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2005 (File No. 0-17458).

10.12
Third Amendment to Loan and Security Agreement dated as of September 8, 2006 by and among Greenfield Commercial Credit L.L.C., AHPC Holdings and American Health Products Corporation incorporated by reference to Exhibit 10.12 included in the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2006.

10.13
Subscription Agreement dated June 20, 2006 between Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC and AHPC Holdings, Inc., incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K report filed on June 26, 2006.

10.14
Form of Warrant to Purchase Common Stock dated June 20, 2006 issued by AHPC Holdings, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC, incorporated herein by reference to Exhibit 99.4 to the Company's Form 8-K report filed on June 26, 2006.

10.15
Letter Agreement dated September 5, 2006 between Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC and AHPC Holdings, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K report filed on September 11, 2006.

16.1
Letter of Grant Thornton LLP dated January 6, 2006 concerning change in the registrant's independent registered public accounting firm, incorporated herein by reference to Exhibit 16.1 to the Company's Form 8-K report filed on January 10, 2006.

21	Subsidiaries of the Company.
23.1	Consent of Grant Thornton LLP, the Company's Independent Registered Public Accounting Firm for the fiscal years ended June 30, 2005 and 2004

23.2	Consent of Plante & Moran PLLC, the Company's Independent Registered Public Accounting Firm for the fiscal year ended June 30, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
* Management contract or compensatory plan or arrangement.
** This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this report.
(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REGISTRANT:

                                         AHPC HOLDINGS, INC

Date:  September 13, 2006                            By: /s/ Deborah J. Bills
                                                Deborah J. Bills, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Date:  September 13, 2006                            By: /s/ Alan E. Zeffer
                                                Alan E. Zeffer, President and Chief
                                                Executive Officer (Principal Executive Officer)

Date:  September 13, 2006                            By: /s/ George Jeff Mennen
                                                George Jeff Mennen, Director
                                                and Chairman of the Board of Directors

Date:  September 13, 2006                            By: /s/ Richard J. Swanson
                                                Richard J. Swanson, Director

Date:  September 13, 2006                            By: /s/ Robert J. Simmons
                                                Robert J. Simmons, Director

Date:  September 13, 2006                            By: /s/Don L. Arnwine
                                                Don L. Arnwine, Director

Date:  September 13, 2006                            By: /s/ Anthony F. Alibrio, Sr.
                                                Anthony F. Alibrio, Sr., Director

Date:  September 13, 2006                            By: /s/ Deborah J. Bills
                                                Deborah J. Bills, Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS
AHPC HOLDINGS, INC. AND SUBSIDIARY
JUNE 30, 2006, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AHPC Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of AHPC Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2006 and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHPC Holdings, Inc. and Subsidiary as of June 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Plante & Moran, PLLC
Chicago, IL
September 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of
American Health Products Corporation

We have audited the accompanying consolidated balance sheet of American Health Products Corporation (A Maryland corporation) and Subsidiary as of June 30, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has restated its consolidated statement of operations for fiscal 2004 for the loss associated with the Stock Redemption and Exchange Transaction described in Note B. See Note S for further information regarding the restatement.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Health Products Corporation and Subsidiary as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Chicago, Illinois
October 13, 2005 (except for
Note S, as to which the
date is June 16, 2006)

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30,

ASSETS	2006	2005 (as restated, Refer to Note S)
CURRENT ASSETS
Cash	$83,162	$16,434
Accounts receivable - trade, net of allowance for
doubtful accounts of $61,988 at June 30, 2006
and $336,351 at June 30, 2005	1,867,977	1,844,349
Inventories, net	6,470,411	4,992,385
Prepaid expenses	440,428	488,733
Other receivables	3,694	4,694

Total current assets	8,865,672	7,346,595

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,618,324	2,617,934
Building improvements	35,036	25,866

Total property, plant and equipment	2,653,360	2,643,800

Less accumulated depreciation and amortization	2,527,940	2,307,985

Property, plant and equipment, net	125,420	335,815

OTHER ASSETS
Other assets	1,108	1,108

Total other assets	1,108	1,108

	$8,992,200	$7,683,518

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005 (as restated, refer to Note S)
CURRENT LIABILITIES
Accounts payable - trade	$2,498,467	$2,364,366
Trade notes payable to bank	2,094,711	783,806
Other notes payable	19,101	8,803
Accrued rebates	241,024	231,755
Accrued Warrant Liability	272,178	-
Accrued expenses	987,295	644,888

Total current liabilities	6,112,776	4,033,618

DEFERRED RENT	87,031	45,950

DEFERRED TAX LIABILITIES	-	308,291

Total liabilities	6,199,807	4,387,859

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series A convertible preferred stock $0.01 par value;
220,000 shares authorized, none issued and outstanding at June 30, 2006
and 59,350 issued and outstanding at June 30, 2005	-	594
Series B convertible preferred stock, $0.01 par value;
30,000 shares authorized, 30,000 issued and outstanding at
June 30, 2006 and none issued and outstanding at June 30, 2005	300	-
Common stock, $.01 par value; 3,333,333 shares
authorized; 1,375,511 shares issued; 1,251,246 shares outstanding at June 30, 2006 and 1,285,052 shares issued; 1,160,787 shares
outstanding at June 30, 2005	41,711	38,551
Additional paid-in capital	24,382,944	18,699,817
Accumulated deficit	(15,626,386)	(9,437,127)
	8,798,569	9,301,835
Less common stock in treasury, at cost, 124,265 shares
on June 30, 2006 and June 30, 2005	6,006,176	6,006,176

Total shareholders' equity	2,792,393	3,295,659

	$8,992,200	$7,683,518

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF OPERATIONS
Fiscal Years Ended June 30, 2006, 2005 and 2004

	Fiscal Year Ended
	2006	2005	2004 (as restated, refer to Note S)
Net sales	$25,296,530	$26,553,241	$36,560,430
Cost of goods sold	20,368,116	20,262,889	30,533,366
Gross profit	4,928,414	6,290,352	6,027,064

Operating expenses
Selling, general and administrative	7,802,396	7,673,830	9,133,914

Loss from operations	(2,873,982)	(1,383,478)	(3,106,850)

Other Income and (Expense)
Interest expense	(522,185)	(142,415)	(197,044)
Other income	(7,708)	(8,816)	101,405
Loss on stock redemption transaction	-	-	(174,361)

Loss from operations before provision
for (benefit from) income taxes
and minority interest	(3,403,875)	(1,534,709)	(3,376,850)

Provision for (benefit from) income taxes	(89,616)	(383,160)	(109,860)

Loss from operations before minority
interest	(3,314,259)	(1,151,549)	(3,266,990)

Minority interest in loss of subsidiary	-	-	(242,686)

NET LOSS	$(3,314,259)	$(1,151,549)	$(3,024,304)

Discount on Preferred Stock/Beneficial Conversion	(2,875,000)	(143,000)	--

NET LOSS Available to Common Shareholders	$(6,189,259)	$(1,294,549)	$(3,024,304)

Basic net loss per common share	$(5.04)	$(1.13)	$(3.15)
			(as restated )

Diluted net loss per common share	$(5.04)	$(1.13)	$(3.15)
			(as restated )

Weighted average number of common shares outstanding:
Basic	1,227,613	1,143,887	960,066

Diluted	1,227,613	1,143,887	960,066

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY

Fiscal Years Ended June 30, 2006, 2005 and 2004

	Series A				Series A		Series B
	Common Stock		Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2003	1,252,538	$12,525	5,803,692	$58,037	-	$-	-	$-

Net loss	-	$-	-	$-	-	-
Stock Redemption & Exchange		(12,525)		(25,000)
Warrants Exercised
Reverse Stock Split (3-1)	(835,025)		(3,861,907)
Common stock repurchases	(417,513)		(833,333)

Balance, June 30, 2004 (as restated)	-	$-	1,108,452	$33,037	-	$-	-	$-

Net loss	-	$-	-	$-	-	-
Issuance of Series A Convertible
Preferred Stock					220,000	2,200
Discount on Series A Convertible Preferred Stock
Series A Preferred Share Conversion to Common Stock			160,650	5,036	(160,650)	(1,606)
Issuance of Common Shares			15,950	478

Balance, June 30, 2005 (as restated)	-	$-	1,285,052	$38,551	59,350	$594	-	$-

Net Loss
Series A Preferred Share
Conversion to Common Stock			59,350	1,781	(59,350)	(594)
Issuance of Series B							30,000	$300
Convertible Preferred Stock
Issuance of Common Shares			31,109	1,379
Discount on Preferred Stock/Beneficial Conversion
Share Issuance Costs
Stock Compensation Expense

Balance, June 30, 2006	-	$-	1,375,511	$41,711	-	$-	30,000	$300

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY

Fiscal Years Ended June 30, 2006, 2005 and 2004

		Retained
	Additional	Earnings	Treasury
	paid-in	(accumulated	Stock	Shareholders'
	capital	deficit)	Amount	Equity
	(as restated)	(as restated)

Balance, June 30, 2003	$17,942,471	$(5,118,274)	$(1,629,176)	$11,265,583

Net loss	$-	$(3,024,304)	-	$(3,024,304)
Stock Redemption & Exchange	(11)		(4,377,000)	(4,414,536)
Warrants Exercised	10,000			10,000
Reverse Stock Split (3-1)				-
Common stock repurchases

Balance, June 30, 2004 (as restated)	$17,952,460	$(8,142,578)	$(6,006,176)	$3,836,743

Net loss	$-	$(1,151,549)	-	$(1,151,549)
Issuance of Series A Convertible
Preferred Stock	569,800			572,000
Discount on Series A Convertible Preferred Stock	143,000	(143,000)		-
Series A Preferred Share Conversion to Common Stock	(3,430)			-
Issuance of Common Shares	37,987			38,465

Balance, June 30, 2005 (as restated)	$18,699,817	$(9,437,127)	$(6,006,176)	$3,295,659

Net Loss		$(3,314,259)		$(3,314,259)
Series A Preferred Share
Conversion to Common Stock	(1,187)			-
Issuance of Series B
Convertible Preferred Stock	2,999,700			3,000,000
Issuance of Common Shares	4,271			5,650
Discount on Preferred Stock/Beneficial Conversion	2,875,000	(2,875,000)		-
Stock Issuance Cost	(263,213)			(263,213)
Stock Compensation Expense	68,556			68,556

Balance, June 30, 2006	$24,382,944	$(15,626,386)	$(6,006,176)	$2,792,393

The accompanying notes are an integral part of these consolidated financial statements.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Years Ended June 30, 2006, 2005 and 2004

	Year Ended
	2006	2005	2004 (as restated, refer to Note S)
Cash flows from operating activities
Net loss	$(3,314,259)	$(1,151,549)	$(3,024,304)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities
Depreciation and amortization	240,232	302,739	350,069
Amortization of discount on subordinated notes	602,767	-	-
Provision for doubtful accounts	(20,000)	16,500	(13,774)
Deferred income taxes	(89,616)	(417,681)	593,795
Loss on disposition of assets	-	-	174,361
Loss on disposal of property, plant and equipment	-	1,120	-
Stock-Based compensation	68,556	-	-
Deferred rent expense	55,081	45,950
Changes in operating assets and liabilities
Accounts receivable - trade	(3,628)	(37,700)	137,781
Inventories, net	(1,478,026)	1,702,045	906,456
Prepaid expenses	75,091	(63,432)	50,346
Other assets	1,000	68,986	-
Accounts payable - trade	134,101	14,749	1,194,830
Accrued rebates	9,269	(57,255)	73,536
Accrued expenses	(247,643)	(286,944)	(103,697)
Amounts due to and from affiliates	-	-	-

Net cash (used in) provided by operating activities	(3,967,075)	137,528	339,399

Cash flows from investing activities
Capital expenditures	(29,837)	(33,536)	(15,915)
Proceeds on sales of property, plant and equipment	-	300	-

Net cash used in investing activities	(29,837)	(33,236)	(15,915)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(26,007,511)	(23,664,622)	(24,700,175)
Gross borrowings on trade notes payable to bank	27,318,416	22,635,538	24,307,543
Gross payments on notes payable	(217,610)	(216,440)	(314,396)
Gross borrowings on notes payable	227,908	188,189	321,607
Subordinated note payments	(1,200,000)	-	-
Subordinated note borrowings	1,200,000	-	-
Proceeds from issuance of series A convertible preferred stock	-	572,000	-
Proceeds from issuance of series B convertible preferred stock	3,000,000	-	-
Share issue costs	(263,213)	-
Proceeds from issuance of common stock/exercise of options	5,650	38,465	-

Net cash provided by (used in) financing activities	4,063,640	(446,870)	(385,421)

Net decrease in cash	66,728	(342,578)	(61,937)

Cash, beginning of period	16,434	359,012	420,949

Cash, end of period	$83,162	$16,434	$359,012

Supplemental disclosure of cash flow information

Redemption of common shares	$-	$-	$(211,897)
Interest Paid	$213,781	$141,972	$119,416
Income Taxes Paid	$32,662	$1,384	$4,228

Non -cash investing and financing activities:
Estimated fair value of the accrued warrant liability as of June 30, 2006 in connection with the subordinated notes is $272,178.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AHPC Holdings, Inc (formerly WRP Corporation) (the "Company") is a leading marketer of medical and food-service gloves in the United States through its wholly owned subsidiary, American Health Products Corporation ("AHPC"). The Company was incorporated in Maryland in December 1995.

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

Cash Concentration

The Company considers cash in banks and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2006 and 2005, the Company had approximately $282,435 and $97,383, respectively, on deposit at one financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs a periodic evaluation of this institution for relative credit standing and has not experienced any losses in connection with the excess amounts on deposit at their institution.

Accounts Receivable

The majority of the Company's accounts receivables are due from companies in the foodservice, non-acute medical, dental and retail industries. Credit is extended based on an evaluation of a customer's financial condition, and generally, collateral is not required. Accounts receivable are due in accordance with agreed upon terms, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. The Company established inventory reserves for valuation, shrinkage, and excess and obsolete inventory. The Company records provisions for inventory shrinkage based on historical experience to account for unmeasured usage or loss. Actual results differing from these estimates could significantly affect the Company's inventories and cost of product sold. The Company records provisions for excess and obsolete inventories based upon the difference between the cost of inventory and its estimated realizable value using assumptions about future product demand and market conditions. Actual product demand or market conditions could be different than projected by management. Inventories consist of the following at June 30, 2006 and 2005:

	2006	2005
Finished goods	$6,674,053	$5,218,326
Reserves	$(203,642)	$(225,941)

Total	$6,470,411	$4,992,385

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are accounted for using both the straight-line and accelerated methods over lives ranging from 2 to 7 years. Building improvements are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. The useful lives of property, plant and equipment at June 30, 2006 and 2005 are as follows:

Useful lives
Equipment, furniture and fixtures	2-7 years
Building improvements	5 years

Depreciation expense for the fiscal year ended June 30, 2006, 2005, and 2004 was $240,232, $302,739 and $350,069, respectively.

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

Shipping and Handling

The Company records gross shipping and handling costs within selling and administrative expenses. Customers are typically invoiced for shipping costs on all orders under the Company's 60 cases minimum requirement. The Company's shipping and handling costs totaled $376,900, $274,000 and $271,820 during the fiscal years ended 2006, 2005 and 2004, respectively.

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

Net Loss per Common Share

Basic earnings per share ("EPS") amounts are based on the weighted-average number of shares of common stock outstanding during each year, while diluted EPS amounts are based on the weighted-average number of shares of common stock outstanding during the year and the effect of any dilutive stock options and warrants (common stock equivalents). Diluted earnings per share is not applicable during the loss years presented.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Net Loss per Common Share - Continued

The net loss available to common shareholders, weighted-average number of common shares and common share equivalents outstanding for the years ended June 30, 2006 and 2005, and 2004, are as follows:

	2006	2005	2004
	(as restated)
Net Loss	$(3,314,259)	$(1,151,549)	$(3,024,304)

Discount on Preferred Stock/Beneficial Conversion	(2,875,000)	(143,000)	-

Net Loss available to common shareholders	$(6,189,259)	$(1,294,549)	$(3,024,304)

	Year ended June 30,
	2006	2005	2004
Basic weighted-average number of common shares outstanding	1,227,613	1,143,887	960,066
Dilutive effect of common share equivalents	-	-	-
Diluted weighted-average number of common shares outstanding	1,227,613	1,143,887	960,066

As of June 30, 2006, the Company has the following warrants, options, and preferred stock outstanding that can be converted to the Company’s common stock and aggregate number of potential warrants, options, and preferred stock that can be converted into shares of the Company’s common stock:

	Outstanding at June 30, 2006	Convertible in Common Stock

Warrants	2,380,466	2,380,466
Options	397,965	397,965
Series B Preferred Stock	30,000	1,875,000

Total	2,808,431	4,653,431

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

Fair Value of Financial Instruments

The Company's current assets and current liabilities include cash and cash equivalents, receivables, inventories, accounts payable, and trade notes payable to the bank. The carrying amount of such financial instruments approximates estimated fair values based on the attribute of the instrument or its quoted price.

Litigation

The Company is engaged in one lawsuit either as plaintiff or defendant involving product liability. In the opinion of management, the ultimate outcome of this lawsuit will not have a material impact on the Company's consolidated financial statements (refer to Note J).

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No.123, “Share-Based Payment” (Revised 2004) (“SFAS 123R”). The Company adopted the provisions of SFAS No 123R as of July 1, 2005 using the modified prospective method. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has granted stock options to its employees in connection with the provision of services. Prior to July 1, 2005, SFAS 123 required the Company to disclose the pro forma effect of compensation expense for these stock options. Under SFAS 123R, the Company is required to record applicable compensation expense in our results of operations. The stock-based compensation for the fiscal year ended June 30, 2006 was $68,556.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and had previously adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to options and warrants issued to employees and directors. Exercise prices for options to purchase shares of the Company's common stock granted under the Company's option plan were not less than the fair market value of the Company’s common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective method and accordingly, results for prior periods were not restated. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock options for periods prior to the adoption of SFAS 123R.  The table below contains restated basic and dilutive net loss per share information for the fiscal years ended June 30, 2005 and 2004.

	For the Fiscal Years Ended June 30,
	2005	2004
		(as restated)

Net loss available to common shareholders (refer to Net Loss per Common Share in Note A)	$(1,294,549)	$(3,024,304)

Deduct: total stock-based employee compensation expense determined under fair value method for awards granted, modified, or settled, net of related tax effects	38,322	90,636

Pro forma net loss	$(1,332,871)	$(3,114,940)

	2005	2004
		(as restated)
Net loss per share
Basic - as reported	$(1.13)	$(3.15)

Basic - pro forma	$(1.17)	$(3.24)

Dilutive - as reported	$(1.13)	$(3.15)

Dilutive - pro forma	$(1.17)	$(3.24)

See Note K for further discussion of our stock option plan.

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Employee Benefit Plans

All employees of the Company who have completed 30 days of service are eligible to participate in the AHPC Holdings, Inc. 401(k) Profit Sharing Plan & Trust. Participants in such plan are allowed to contribute up to 50% of their annual compensation, and the Company will match up to the first 8% of the participants' contributions. All contributions are made to a trust, which are held for the sole benefit of the participant. During the fiscal years ended June 30, 2006, 2005 and 2004, the Company contributed to the plan $46,846, $49,833 and $37,960, respectively. The Company's expense, relating to the plan's administration, for those years was $6,850.

Internal Use Software Costs

The Company has capitalized or expensed as incurred certain internal use software costs as appropriate. As of June 30, 2006, 2005 and 2004, the net book value of capitalized software was $82,967, $274,143 and $517,034, respectively. These capitalized costs are included in Property, Plant and Equipment in the accompanying financial statements and are being amortized over seven years.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, which will be adopted beginning fiscal in 2008.

In March 2006, FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions at the beginning of fiscal 2008. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective beginning in fiscal 2008. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provisions and is therefore not in the scope of SFAS 154. As a result, the adoption of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligation (“FIN 47”), which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligation. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing or method of settlement. The adoption of FIN 47 as of June 30, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassification

Certain prior-period balances have been reclassified to conform with the current-year presentation.

NOTE B - LIQUIDITY & THE STOCK REDEMPTION TRANSACTION

Going Concern

The Company has experienced recurring net losses of $3.314 million, $1.152 million and $3.024 million during the fiscal years ending June 30, 2006, 2005, and 2004, respectively. Although, the Company has benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together has limited the benefits of these programs in the Company's results of operations.

Despite the negative cash flow, the Company has been able to secure short-term financing to support future operations (refer to Note T). The Company believes that this short-term financing will be sufficient to support the company's liquidity through June 30, 2007, depending on operating results and the continued trade support. The Company expects to continue to consume cash through the end of fiscal 2007. The rate at which cash will be consumed is primarily dependent on the revenues realized during such period. The Company is executing a strategy whereby it is introducing additional consumable products to the healthcare market that will enable it to achieve higher revenue growth. In addition, the Company is reviewing alternatives including evaluating product line and customer profitability, evaluating the markets within which it participates, further diversification of the product line to include additional non-glove products, and expanding into markets where it currently does not participate in. The Company is also evaluating several strategies for reducing costs and expenses that will enable it to improve its liquidity and reduce its financing requirements. If and when enacted, the Company anticipates these plans to eliminate its cash consumption by June 30, 2007. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to the Company, or that the terms of any additional financing will be favorable to the Company.

The Company's independent registered public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements.

As of June 30, 2006, the Company had in place a credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company (refer to Note H). On September 9, 2006, the Company renewed this credit facility for another one year term (refer to Note T).

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

As of April 30, 2004, the market value of the stock redeemed at the closing of the stock redemption was $4,377,000. The balance sheet amounts as of April 30, 2004 that related to our share of PT Buana financials were assets totaling $11,305,439 and liabilities of approximately $2,665,854. For fiscal 2005 the portion of net revenues relating to PT Buana was $11,511,161 with a net operating loss of $566,268. The Company agreed to forgive all indebtedness owing to the Company or its subsidiaries from WRP Asia and from PT Buana equal to $1,401,322. The loss on this transaction was $174,361, and was recorded as a loss in the Consolidated Statement of Operations for the fiscal year ending June 30, 2004 (refer to Note S).

In connection with the redemption of WRP Asia, the Company also changed its name from WRP Corporation to AHPC Holding, Inc, effective May 14, 2004. Additionally, the Company's NASDAQ trading symbol changed from WRPC to GLOV.

NOTE C - ACCRUED EXPENSES

The following table summarizes the accrued expense significant balances for the fiscal years ended June 30, 2006 and 2005, respectively:

	2006	2005
Ocean Freight-In	$155,920	$97,652
Income Taxes	$210,662	$0
Professional Fees	$213,049	$205,838
Marketing Fees	$113,287	$151,579
Other	$294,377	$189,819
Total	$987,295	$644,888

NOTE D - COMMON STOCK

On February 29, 2000, the Company approved a stock repurchase plan, which includes the repurchase of up to 10% of the Company's issued and outstanding common stock. These purchases may be made in the open market up to an aggregate amount of 1,000,000 shares. The program is subject to market conditions and its impact on the Company's share price, as well as other investment options that the Company may consider to enhance shareholder value. As of June 30, 2006, 254,800 shares of public common stock have been repurchased by the Company as part of this plan.

On January 20, 2004, the Company's Board of Directors approved a reverse stock split on a 1-for-3 basis. All references to per share amounts have been restated for this reverse stock split transaction in all periods presented.

The Company's credit facility and equity financing agreements related to the issuance of shares of our Series B convertible preferred stock restrict or prohibit its ability to pay dividends on the shares of the Company's common stock.

NOTE E - SERIES A CONVERTIBLE PREFERRED STOCK

On February 2, 2005, the Company completed a private placement of 220,000 shares of Series A Convertible Preferred Stock (the "Shares") with a closing date of February 1, 2005. The Shares were issued at a discount price of $2.60 per share. The Shares may be converted on a one-for-one basis into shares of the Company's Common Stock. The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on March 25, 2005 registering the shares of Common Stock issuable upon conversion of the Shares. As of June 30, 2006, all of the Shares have been converted into shares of the Company's common stock.

On February 3, 2005 the Company issued the placement company, in connection with the private placement of the Shares, warrants to purchase 11,000 shares of the Company's Common Stock (refer to Note Q).

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

The Shares were convertible into the Company's Common Stock by the holders at anytime, or by the Company at anytime provided that the closing price of the Common Stock equals or exceeds 150% of the closing price per share of the Common Stock (i.e. $4.88 per share) for 21 consecutive trading days.

NOTE F - SERIES B CONVERTIBLE PREFERRED STOCK

On June 20, 2006, the Company completed a $3 million equity financing with M.A.G.Capital, LLC and its affiliates (“MAG”). The Company issued 30,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) to MAG at a price of $100 per share.

The Series B Preferred shall pay a dividend based on the higher of the Prime Rate, as quoted in the Wall Street Journal, plus 1%, or 9% per annum, with a maximum of 12% per annum. The dividends are payable monthly in arrears on the first day of the month while such shares of Series B Preferred are outstanding. The holders on the Series B Preferred have the option, at any time, to convert their shares into shares of the Company’s common stock at a fixed conversion rate of $1.60.

In addition, the Company issued warrants to MAG to acquire an aggregate of 1,950,000 shares of Common Stock. The Warrants grant the holders the right to purchase shares of the Company’s common stock at the exercise price of $1.75 per share with respect to 975,000 shares, and $1.85 per share with respect to the remaining 975,000 shares. The warrants are exercisable six months after the closing date of the issuance of the Series B Preferred and expire on June 20, 2011.

NOTE F - SERIES B CONVERTIBLE PREFERRED STOCK - Continued

Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No.98-5 to Certain Convertible Instruments”, the Company has recorded a discount on preferred stock/beneficial conversion of $2,875,000 based on the relative fair value of the beneficial conversion feature and the warrants. The preferred dividend is limited to the gross proceeds of the Series B Preferred less the due diligence and legal fees paid to the investors of $125,000.

We used the following assumptions to determine the fair value of the beneficial conversion feature and warrants:

Assumptions
Stock price on date of issuance	$1.80
Risk-free interest rates	5.07%
Dividend yield	-
Expected volatility	100.00%
Expected life	5 years

Flagstone Securities, a St. Louis, Missouri based investment bank, acted as placement agent in this transaction. On June 20, 2006, the Company issued the placement company warrants to purchase 93,750 shares of the Company's Common Stock (refer to Note Q).

NOTE G - RELATED-PARTY TRANSACTIONS

In January 1997, the Company entered into a consulting and services agreement with Healthcare Alliance, Inc. ("Alliance"), a company 60% owned by Robert J. Simmons, one of the Company's directors. The agreement engaged Alliance to assist the Company in marketing its products with the expressed purpose of negotiating and executing a purchase agreement with various healthcare group purchasing organizations. The Company paid Alliance $0, $36,000 and $184,612, during the years ended June 30, 2006, 2005 and 2004, respectively, for its services.

The Company engaged SMS, a company owned by Robert J. Simmons, Jr., the son of Robert J. Simmons, our director, to assist them in the sales process with the purpose of negotiating and executing purchase agreements within the Healthcare Markets. The Company paid SMS $183,829 and $173,166 during the fiscal year ended June 30, 2006 and 2005, respectively, for its services. This agreement expired August 1, 2006, the Company renewed the agreement for another one-year term.

NOTE H - TRADE NOTES PAYABLE TO BANK

Trade notes payable to bank consisted of the following as of June 30, 2006 and 2005, respectively:

	2006	2005
Notes payable to bank, net, bearing interest at the prime rate plus 4.5% at June 30, 2006 (12.75% at June 30, 2006) and prime rate plus 8.0% at June 30, 2005 (14.25% at June 30, 2005):	$2,094,711	$783,806

Trade notes payable to bank consisted of amounts financed through letter of credit arrangements and a trade note payable which totaled $2,094,711 and $783,806 at June 30, 2006 and 2005, respectively.

As of September 9, 2004, the Company signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC (Lender), a privately held commercial financing company. This asset based lending loan and security agreement includes a $3 million revolving line of credit.

On September 9, 2005, the Company extended its loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2006, with an additional automatic one year renewal term. This renewal included an amendment to the loan and security agreement increasing the revolving line of credit borrowing limit from $3 million to $5 million. Pursuant to the terms of the amended loan and security agreement, the Company may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets. The line of credit borrowings carry an interest rate of prime plus 4.5%. At anytime prior to maturity date, the Lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination.

On September 9, 2006, the Company extended the amended loan and security agreement with Greenfield Commercial Credit, LLC. through September 9, 2007. These bank obligations are secured by a security interest in substantially all of AHPC tangible and intangible assets.

NOTE H - TRADE NOTES PAYABLE TO BANK - Continued

As of June 30, 2006 and 2005, the Company was contingently liable for outstanding letter of credit liabilities totaling $555,051 and $1,052,337, respectively. As of June 30, 2006, the Company has $430,051 of contingent letters of credit liabilities outstanding, with Greenfield Commercial Credit, LLC, for inventory purchases. Also, included in the continent outstanding letters of credit is one stand by letter of credit for $125,000 which represents our warehouse and office space security deposit.

NOTE I - SUBORDINATED NOTES

On October 3, 2005, the Company announced a private placement of $1.2 million in subordinated promissory notes (the "Secured Notes") effective September 29, 2005. The Company's obligations under the Secured Note are secured by a Security Agreement that generally grants the holder of the Secured Note a secondary interest, behind Greenfield Commercial Credit, LLC, in substantially all of the Company's assets. The Secured Notes bear interest as a rate of 7% per annum with a maturity date of two years after the date of the issuance of the Secured Notes. Each Secured Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Secured Note the right to purchase shares of the Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note Q). Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. In connection with the private placement, the Company issued an aggregate number of Class A Warrants enabling the holders to purchase up to 192,000 shares of the Common Stock and an aggregate number of Class B Warrants enabling the holders to purchase up to 120,000 shares of the Common Stock. For the fiscal year ended June 30, 2006, total interest expense recognized relating to the discount was $602,767. As of June 30, 2006, the Secured Notes were paid in full and are no longer outstanding.

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. The Company is one of numerous defendants that have been named in such lawsuits. At June 30, 2006, the Company was involved in a total of one lawsuit as a named defendant, a third-party defendant or an indemnitor. During the year ended June 30, 2006, the Company was named in no new lawsuits and was dismissed from or otherwise settled 8 lawsuits. The Company carries product liability insurance. Management believes all legal claims are adequately provided for or, if not provided for, are without merit, or involve such amounts that would not materially affect the Company's results of operations or financial condition.

Significant Customers

The following summary presents the total percentage of sales to the Company's significant national customer group for the fiscal years ended June 30, 2006, 2005 and 2004. The customer group is comprised of approximately 53 independent customers.

	June 30,
	2006	2005	2004
Significant customer's percentage of net sales	85.9	89.1	86.1

The Company's significant national customer group ship products to numerous food-service facilities throughout the U.S. The ultimate end users of the Company's products are those various food-service organizations and professionals who purchase the products from these distributors.

The significant national customer group consisted of 73.3%, 74.8%, and 76.0% of the Company’s receivable balance for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Operating Leases

The Company conducts all of its operations in leased facilities.

Total rent expense included in the accompanying consolidated statements of operations for the fiscal years ended June 30, 2006, 2005 and 2004, was $463,723, $516,647 and $532,605, respectively. The following summary presents future minimum rental payments required under the terms of present operating leases:

Fiscal year ending June 30,
2007	$439,662
2008	445,988
2009	459,369
2010	392,330
$1,737,349

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

Purchase Commitments

On April 30, 2004, the Company entered into a five year supply agreement with WRP Asia. This agreement calls for the Company to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12 month period commencing on April 30, 2004. The Company's estimated 12 month liability, for 125 forty-foot containers, is shown below. However, in the event that our majority customer ceases purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company purchased 24.7%, 24.7%, and 32.2%, respectively, of its total product from WRP Asia and its affiliates. The Company purchases substantially all of its products from Asia. The following summary presents approximate future minimum purchases, based on an average historical cost, required under the terms of the supply agreement:

Fiscal year ending June 30,
2007	$5,833,000
2008	5,833,000
2009	4,860,833
$16,526,833
NOTE K - STOCK OPTION PLAN

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the 3 for 1 reverse stock split effective on January 20, 2004, refer to Note B). Options are issued at the discretion of our compensation committee and generally are priced at or above fair market value on the date of grant, have a vesting period of 3 years and a total term of 10 years.

Effective June 13, 2005, the Board of Directors approved the immediate vesting of managements remaining stock options, dated February 20, 2004, as recognition for the Company's performance. As a result 44,000 stock options were immediately vested. Of the 282,004 options outstanding at June 30, 2006 all were fully vested and exercisable. We have reserved an adequate number of shares of our common stock for issuance upon conversion of these options.

A summary of options outstanding under the Plan as of the respective dates shown below is as follows:

	Outstanding Options	Weighted- Average Price	Expiration	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, June 30, 2003	540,316	$1.02
Grants	146,000	1.13	2004-2012
Exercised	-
Rescissions	(360,211)	0.92	2004-2012
Expirations	(1,223)	1.47	2004-2012
Balance, June 30, 2004	324,882	$2.04
Grants	20,000	1.13	2014
Exercised	-
Rescissions	(62,528)	0.32	2004-2012
Expirations	(350)	6.21	2005
Balance June 30, 2005	282,004	$1.81
Grants	188,360	2.11	2016
Exercised	(62,692)	1.55	2012-2014
Rescissions	(9,041)	2.54	2004-2012
Expirations	(666)	6.21	2006
Balance, June 30, 2006	397,965	$1.97		8.71	$81,830

Exercisable at June 30, 2006	227,961	$1.91		8.39	$81,830

The exercise price of the stock options granted in 2006, 2005 and 2004 was established at the market price on the date of the grants. The weighted-average fair value, at grant date, of the options granted during fiscal years 2006, 2005 and 2004 was $1.97, $1.81 and $2.04, respectively. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $48,654, $49,720 and $115,260, respectively. The total intrinsic value of the options exercised during the fiscal years ended June 30, 2006 and 2005 was $90,497 and $0, respectively. During the fiscal year ended June 30, 2006, $77,647 of the intrinsic value was related to cashless exercise of the options. The cash amount received for the fiscal years ended June 30, 2006 and 2005 was $5,650 and $0, respectively.

NOTE K - STOCK OPTION PLAN - Continued

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s common stock. The Company uses historical data and management’s estimates of future exercises of options and employee terminations to estimate the expected life of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bond equivalent yields in effect at the time of grant. The assumptions used are as follows:

	Year ended June 30,
Assumption	2006	2005	2004
Risk-free interest rates	4.55%-4.68%	2.66%	2.66%
Dividend yield	-	-	-
Expected volatility	100.00%	85.00%	85.00%
Expected life	3-5 years	4 years	4 years

Options outstanding and exercisable at June 30, 2006, were as follows:

Range of exercise prices	Number outstanding at June 30, 2006	Remaining life	Weighted average exercise price	Number exercisable at June 30, 2006	Weighted- average exercise price
$6.21	15,579	0.5-4 years	$ 6.21	15,579	$ 6.21
2.65	18,360	9 years	2.65	18,360	2.65
2.31	26,668	6 years	2.31	26,668	2.31
2.25	37,691	6 years	2.25	37,691	2.25
2.05	170,000	10 years	2.05	-	2.05
1.13	123,000	8 years	1.13	123,000	1.13
0.72	6,667	6 years	0.72	6,667	0.72
$.72-$6.21	397,965	0.5-10 years	$ 1.97	227,965	$ 1.91

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the year ended June 30, 2006 is as follows:

Nonvested Options	Outstanding options	Weighted-average grant-date fair value
Balance, June 30, 2005	0	$-
Grants	188,360	1.69
Vested	(18,360)	(2.02)
Expirations	(-)	(-)
Balance, June 30, 2006	170,000	$1.65

During the year ended June 30, 2006, the Company recognized compensation expense of $68,556 related to the stock options issued. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved as of June 30, 2006. The Company did not recognize any stock-based compensation expense during the years ended June 30, 2005 and 2004. As of June 30, 2006, there was $250,576 of total unrecognized compensation cost related to nonvested options granted under the Plan. This cost is expected to be recognized over a weighted average period of 3 years.

NOTE L - INCOME TAXES

The components of the Company's income tax provision (benefit) from continuing operations consisted of:

	June 30,
	2006	2005	2004
Current
Federal	$-	$(134,235)	$(52,892)
State	-	-	-
Foreign	-	-	-
Total current	-	(134,235)	(52,892)
Deferred
Federal	(89,616)	(248,925)	(63,260)
State	-	-	-
Foreign	-	-	6,292
Total deferred	(89,616)	(248,925)	(56,968)
Total income tax provision (benefit)	$(89,616)	$(383,160)	$(109,860)

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

	June 30,
	2006	2005	2004
			(as restated)
Tax benefit at statutory rate of 34%	$(1,157,318)	$(521,801)	$(1,148,129)
State income taxes, net of Federal income tax provision	$(163,386)	$(68,315)	(118,503)
Foreign tax rate difference	-	-	278,792
Increase in deferred tax asset valuation allowance	1,175,504	421,627	802,095
Utilization of loss carry forwards	-	-	-
Other	55,584	(214,671)	75,885
Total income tax provision (benefit)	$(89,616)	$(383,160)	$(109,860)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2006	2005
Deferred income tax asset
Accruals not deductible until paid	$92,160	$71,391
Net operating loss carryforwards	3,792,806	2,459,723
Inventory	126,958	124,658
Allowance for doubtful accounts	24,051	130,504
Total deferred tax assets	$4,035,975	$2,786,276
Deferred income tax liabilities
Difference between book and tax basis of property, plant and equipment	$(74,195)	$(93,877)
Other noncurrent liabilities	-	(214,414)
Total deferred tax liabilities	$(74,195)	$(308,291)

Valuation allowance	(3,961,780)	(2,786,276)
Total net deferred tax assets (liabilities)	$0	$(308,291)

The Company had approximately $6.537 million net operating loss carryforwards available at June 30, 2006. In accordance with Federal tax regulations, usage of the net operating loss carryforwards is subject to limitations in future years as a direct result of the stock redemption and exchange transaction with WRP Asia described herein. The Company will only be able to utilize $2.8 million of these net operating loss carryforwards over the next 20 years, at which time all of the net operating loss carryforwards listed above will begin to expire in the fiscal year 2022.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest on debt outstanding for the years ended June 30, 2006, 2005 and 2004, was $213,781, $141,972 and $119,416, respectively.

The estimated fair value of the accrued warrant liability as of June 30, 2006 in connetion with the subordinated notes is $272,178.

The following represents significant related-party operating transactions during the years ended June 30, 2006, 2005 and 2004, which are included in the consolidated statements of cash flows as amounts due to affiliate under the cash flows from operating activities:

	Year ended June 30,
	2006	2005	2004
Operating cash transactions
Purchases from affiliate	$0	$0	$0
Sales to affiliate	0	0	(1,086,606)
Cash payments	0	0	0
Cash receipts	0	0	516,613
Amounts due to (from) affiliate	$0	$0	$(569,993)

NOTE N - VALUATION AND QUALIFYING ACCOUNTS

The following tables summarize the activity of the allowance for doubtful accounts and the Company's reserve for excess and obsolete inventory during the fiscal years ended June 30, 2006, 2005 and 2004, respectively:

Allowance for doubtful accounts	Balance at beginning of period	Accounts Written Off	Additions (Reductions) to account	Balance at end of period
Allowance for doubtful accounts activity for the year ended June 30, 2004	$5,919,896	$(5,593,045)	$(7,000)	$319,851
Allowance for doubtful accounts activity for the year ended June 30, 2005	319,851	0	16,500	336,351
Allowance for it doubtful accounts activity for the year ended June 30, 2006	336,351	(254,363)	(20,000)	61,988

Reserve for Obsolete Inventory	Balance at beginning of period	Accounts Written Off	Additions (Reductions) to account	Balance at end of period
Reserve for excess and obsolete inventory activity for the year ended June 30, 2004	$364,625	(39,180)	(34,200)	291,245
Reserve for excess and obsolete inventory activity for the year ended June 30, 2005	291,245	(21,304)	(44,000)	225,941
Reserve for excess and obsolete inventory activity for the year ended June 30, 2006	225,941	(12,885)	(9,414)	203,642

NOTE O - SEGMENT REPORTING

Prior to the stock redemption and exchange transaction with WRP Asia, the Company had two business segments: Manufacturing and Distribution. These segments were managed as separate strategic business units due to the distinct nature of their operations and customer bases. The Manufacturing segment, which represented the operations of PT Buana, manufactured latex gloves and sold them primarily to the Company and WRP Asia. All operations of the Manufacturing segment were located in Indonesia. The Distribution segment involved the procurement and sale of gloves purchased from the Manufacturing segment and other glove vendors and then sold to national and regional healthcare, food service, retail and other distributors. The Distribution segment's significant customers included those discussed above in Note J. The operations of the Distribution segment are located entirely within the United States. Effective upon completion of the stock redemption and exchange transaction, the Company has only one business segment: Distribution.

Accounting policies for measuring segment assets and earnings are substantially consistent with those described in Note A above. The Company evaluates segment performance based on income from operations before provision for (benefit from) income taxes and minority interest ("Pretax (loss) income"). Management believed transactions between operating segments were made at prevailing market rates.

The following tables provide financial data for the years ended June 30, 2004, for these segments. The segment information for June 30, 2006 amd 2005 is not applicable due to the Company's sale of PT Buana to WRP Asia Pacifica Sdn Bhd ("WRP Asia") (refer to Note B). In 2006 and 2005, the Company had only one segment, distribution.

June 30, 2006	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$0	$25,296,530	$-	$25,296,530
Revenues from other operating segments	0	-	0	-
Pretax loss	0	(3,403,875)	-	(3,403,875)
Depreciation and amortization expense	-	240,232	-	240,232
Interest income	0	0		0
Interest expense	0	522,185	0	522,185
Total assets	-	8,992,200	-	8,992,200
Capital expenditures	0	9,560	-	9,560
Long-lived assets	-	126,527	-	126,527

June 30, 2005	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$0	$26,553,241	$-	$26,553,241
Revenues from other operating segments	0	-	0	-
Pretax loss	0	(1,534,709)	-	(1,534,709)
Depreciation and amortization expense	-	302,739	-	302,739
Interest income	0	0		0
Interest expense	0	142,415	0	142,415
Total assets	-	7,683,517	-	7,683,517
Capital expenditures	0	33,536	-	33,536
Long-lived assets	-	0	-	0

June 30, 2004	Manufacturing	Distribution	Eliminations	Consolidated

Revenues from external customers	$11,511,161	$25,049,269	$-	$36,560,430
Revenues from other operating segments	3,867,695	-	(3,867,695)	-
Pretax loss (as restated)	(802,662)	(2,574,188)	-	(3,376,850)
Depreciation and amortization expense	-	350,069	-	350,069
Interest income	28,852	377,173	(358,896)	47,129
Interest expense	450,896	70,871	(358,896)	162,871
Total assets	-	9,983,118	-	9,983,118
Capital expenditures	334,154	15,914	-	350,068
Long-lived assets	-	676,033	-	676,033

NOTE P - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	9/30/05	12/31/05	3/31/06	6/30/06
		(In thousands except for per share data)

Net revenues	$6,914	$5,869	$6,113	$6,401
Loss from operations	(451)	(830)	(871)	(722)
Net income (loss)	(499)	(984)	(810)	(1,021)
Net income (loss) per share
Basic.	$(0.41)	$(0.81)	$(0.66)	$(3.16)

Diluted	(0.41)	(0.81)	(0.66)	(3.16)

	9/30/04	12/31/04	3/31/05	6/30/05
		(In thousands except for per share data)

Net revenues	$6,543	$6,515	$6,413	$7,082
Loss from operations	(353)	(367)	(439)	(224)
Net income (loss)	(374)	(419)	(480)	121
Net income (loss) per share
Basic.	$(0.39)	$(0.44)	$(0.64)	$0.34
			(as restated )
Diluted	(0.39)	(0.44)	(0.64)	0.34
	(as restated )	(as restated )	(as restated )

	9/30/03	12/31/03	3/31/04	6/30/04
		(In thousands except for per share data)

Net revenues	$9,786	$9,528	$9,341	$7,905
Loss from operations	(560)	(929)	(1,066)	(552)
Net loss	(616)	(854)	(981)	(573)
Net loss per share				(as restated )
Basic.	$(0.27)	$(0.39)	$(1.32)	$(1.17)
				(as restated )
Diluted	(0.27)	(0.39)	(1.32)	(1.17)
				(as restated )

NOTE Q - WARRANTS

On February 3, 2005, the Company issued to LaSalle St. Securities, LLC, the placement agent for the private placement of 220,000 shares of Series A Convertible Preferred Stock, warrants to purchase 11,000 shares of its Common Stock with an exercise price equal to $3.25 per share. The warrants may be converted on a one-for-one basis into our common stock. These warrants will be exercisable during the period beginning August 5, 2005 and ending February 2, 2008.

On September 29, 2005, the Company issued warrants to purchase up to 325,714 shares of its Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note I). Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of the Company’s Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, the Company issued the placement company a warrant to purchase 13,714 shares of its Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a “Class A warrant.” Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the Nasdaq Stock Market exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of June 30, 2006, the Class A Warrants and Class B Warrants were assigned a fair value of $272,178, which was estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 4.5 years, a risk-free rate of 4.8, volatility of 100%, and an expected dividend yield of zero.

The holders of the Subordinated Notes, referenced in the preceding paragraph, and Class A Warrants and Class B Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if it files a registration statement or if it receives a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total shares of Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, the Company has recorded the fair value of the Class A Warrants and Class B Warrants as of June 30, 2006 as $272,178 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

On June 20, 2006, we issued to Flagstone Capital, LLC, the placement agent for the $3 million equity financing of 30,000 shares of Series B Convertible Preferred Stock, warrants to purchase 93,750 shares of common stock with an exercise price equal to $1.60 per share. The warrants may be converted on a one-for-one basis into shares of our common stock. These warrants will be exercisable during the period beginning January 20, 2007 and ending June 20, 2011.

NOTE R - NASDAQ LISTING

The Nasdaq Stock Market notified the Company on February 16, 2006, that the Company did not comply with or satisfy Nasdaq Marketplace Rule 4310(c)2(B) for the $2.5 million minimum stockholder equity requirement for continued listing on the Nasdaq Stock Market and that they were reviewing the Company’s eligibility for continued listing.

On April 25, 2006 the Company received a determination from the Listing Qualifications Staff of the Nasdaq Stock Market indicating they had determined our Common Stock would be delisted for the Company’s failure to comply or satisfy the with $2.5 million minimum stockholder equity requirement.

On March 8, 2006, the Company requested a hearing before the NASDAQ Listing Qualifications Panel to review the staff determination and to seek continued listing on the Nasdaq Stock Market.

On June 15, 2006 the Company appeared before the NASDAQ Listing Qualifications Panel and presented its plan to achieve the minimum stockholders equity requirement of $2.5 million.

NOTE R - NASDAQ LISTNG - Continued

On July 6, 2006, the Company received an additional determination from the Listing Qualifications Staff of the Nasdaq Stock Market, Inc. indicating that the Company’s failure to solicit proxies and hold an annual meeting for fiscal 2005 on or before June 30, 2006, as required by Nasdaq Marketplace Rules 4350(e) and 4350(g), could serve as an additional basis for the delisting of the Company’s securities from the Nasdaq Stock Market.

The Company was aware of the annual meeting requirement and addressed its plan for regaining compliance with this requirement at the Company’s hearing before the Nasdaq Listing Qualifications Panel, which was held on June 15, 2006. Consistent with that plan, the Company filed a proxy statement with the U.S. Securities and Exchange Commission on July 7, 2006 for an annual shareholders meeting to be held on August 14, 2006.

On July 6, 2006, the Company received an additional determination from the Listing Qualifications Staff of the Nasdaq Stock Market, Inc. indicating that the Company’s failure to solicit completion of a $3 million equity financing with M.A.G. Capital, LLC and its affiliates. The Company subsequently advised the Nasdaq Stock Market of the closing of the private placement.

On June 26, 2006, the Company disclosed in a press release and on a Form 8-K report that it believed it had regained compliance with the $2.5 million shareholders’ equity requirement upon completion of a $3 million equity financing with M.A.G. Capital, LLC and its affiliates. The Company subsequently advised the Nasdaq Stock Market of the closing of the private placement.

On July 13, 2006 the Company received notification from the Nasdaq Stock Market that its listing on the Nasdaq Stock Market would be continued, conditioned upon two exceptions:

1.	On or before August 15, 2006, the Company shall hold its annual shareholders meeting for the fiscal year ended June 30, 2005
2.	On or before September 30, 2006 the Company must report in its Form 10-K, for the fiscal year ended June 30, 2006, actual shareholders’ equity of at least $2.5 million.

As of the date of this report, we have met both conditions. Our annual shareholders’ meeting for fiscal year ended June 30, 2005 was held on August 14, 2006 and we have filed the fiscal year ended June 30, 2006 with a greater than $2.5 million in actual shareholders’ equity.

NOTE S - RESTATEMENT

This Form 10-K reflects a correction, which was filed on August 18, 2006 on our Form 10-K/A for fiscal 2005, to our consolidated financial statements of the recording of the Stock Redemption Transaction (refer to Note B). Supported by guidance APB 29 “Accounting for Nonmonetary Transactions” and Emerging Issues Task Force No. 01-2 “Interpretations of APB No. 29” this transaction should be recorded as a loss in net income/loss and not as a capital transaction, as previously recorded. The loss on this transaction was $174,361, and was originally recorded as a reduction in additional paid-in-capital in error for the fiscal year ending June 30, 2004. The restated Form 10-K/A for fiscal 2005, filed on August 18, 2006, properly records the loss on this transaction through the Consolidated Statement of Operations as a loss on disposition of assets for the fiscal year ending June 30, 2004 and this restatement also properly reflects this loss in accumulated deficit for the fiscal years ending June 30, 2005 and 2004 in the Consolidated Statement of Shareholders Equity.

NOTE S - RESTATEMENT - continued

The impact of the restatement on our Consolidated Statement of Operations for the fiscal year ended June 30, 2004 is set forth below:

	June 30,	June 30,
	(as restated)	(as previously filed)
	2004	2004

Net sales	$36,560,430	$36,560,430
Cost of goods sold	30,533,366	30,533,366

Gross profit	6,027,064	6,027,064

Operating expenses
Selling, general and administrative	9,133,914	9,133,914

Loss from operations	(3,106,850)	(3,106,850)

Other Income and (Expense)
Interest expense	(197,044)	(197,044)
Other income	101,405	101,405
Loss on stock redemption transaction	(174,361)	-

Loss from operations before
benefit from income taxes
and minority interest	(3,376,850)	(3,202,489)

Benefit from income taxes	(109,860)	(109,860)

Loss from operations before minority
interest	(3,266,990)	(3,092,629)

Minority interest in loss of subsidiary	(242,686)	(242,686)

NET LOSS	$(3,024,304)	$(2,849,943)

Basic net loss per common share	$(3.15)	$(2.97)

Diluted net loss per common share	$(3.15)	$(2.97)

NOTE S - RESTATEMENT - continued

The impact of the restatement on our Consolidated Statement of Shareholders’ Equity for the fiscal years ended June 30, 2005 and 2004 is set forth below:

		Retained		Retained
	Additional	Earnings	Additional	Earnings
	paid-in	(accumulated	paid-in	(accumulated
	capital	deficit)	capital	deficit)
	(as restated)		(as previously filed)

Balance, June 30, 2003	$17,942,471	$(5,118,274)	$17,942,471	$(5,118,276)

Net loss	$-	$(3,024,304)	$-	$(2,849,941)
Stock Redemption & Exchange	$(11)		(174,372)
Warrants Exercised	10,000		10,000
Reverse Stock Split (3-1)
Common stock repurchases

Balance, June 30, 2004	$17,952,460	$(8,142,578)	$17,778,099	$(7,968,217)

Net loss	$-	$(1,151,549)	$-	$(1,151,549)
Issuance of Series A Convertible
Preferred Stock	569,800		569,800
Discount on Series A Convertible Preferred Stock	143,000	(143,000)	143,000	(143,000)
Series A Preferred Share Conversion to Common Stock	(3,430)		(3,430)
Issuance of Common Shares	37,987		37,987

Balance, June 30, 2005	$18,699,817	$(9,437,127)	$18,525,456	$(9,262,766)

NOTE S - RESTATEMENT - Continued

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

This Form 10-K also reflects a correction, which was filed on August 18, 2006 on our Form 10-K/A for fiscal 2005, of our calculation of the basic and diluted net loss per share for the quarter ended March 31, 2005. The reported basic and diluted net loss per share computation for the quarter ended March 31, 2005 did not appropriately factor the beneficial conversion feature recognized upon the issuance of our Convertible Series A Preferred Stock. In addition, the quarter ended March 31, 2005 improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-diluted net loss per share amount. The table below for the quarter ending March 31, 2005 reflects the proper computation.

	March 31, 2005	March 31, 2005
	(as restated)	(as previously reported)

Net Loss	($480,295)	($480,295)
Discount on preferred stock/beneficial conversion	($143,000)	--
Net Loss available to common shareholder	($623,295)	($480,295)
Basic net loss per common share	($0.64)	($0.50)
Diluted net loss per common share	($0.64)	($0.44)

NOTE S - RESTATEMENT - continued

This Form 10-K also reflects a correction, which was filed on August 18, 2006 on our Form 10-K/A for fiscal 2005, within Note S - Restatements disclosure and language within Note P - Quarterly Financial Summary (Unaudited). The previously filed 10-K for fiscal 2005 had contained restated basic and diluted loss per share amounts which were not labeled correctly “as restated” and the reasons for restating these amounts were not previously disclosed. The quarters ended March 31, 2005, December 31, 2004 and September 30, 2004 improperly included potential common shares in the denominator of our diluted net loss per share computation, which caused an incorrect anti-diluted net loss per share amount. Note P of this Form 10-K includes properly labeled “as restated” language regarding March 31, 2005 basic and diluted loss per share, December 31, 2004 diluted loss per share, and September 30, 2004 diluted loss per share.

NOTE T - SUBSEQUENT EVENT

On September 9, 2006, the Company extended its loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2007 with the same terms and conditions.