Form 10-Q
period 2006-09-30
AHPC Holdings, Inc.
filed 2006-11-20
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 2006

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of November 9, 2006, was 1,251,246.

AHPC Holdings, Inc
FORM 10-Q
September 30, 2006

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1.   Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006

ASSETS	September 30, 2006	June 30, 2006
	(unaudited)
CURRENT ASSETS
Cash	$209,566	$83,162
Accounts receivable - trade, net of allowance for
doubtful accounts of $61,988 at September 30, 2006
and at June 30, 2006	1,919,700	1,867,977
Inventories, net	5,447,876	6,470,411
Prepaid expenses	421,927	440,428
Other receivables	3,694	3,694

Total current assets	8,002,763	8,865,672

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,623,204	2,618,324
Building improvements	35,036	35,036

Total property, plant and equipment	2,658,240	2,653,360

Less accumulated depreciation and amortization	2,542,735	2,527,940

Property, plant and equipment, net	115,505	125,420

OTHER ASSETS
Other assets	1,108	1,108

Total other assets	1,108	1,108

Total Assets	$8,119,376	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2006	June 30, 2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$2,179,678	$2,498,467
Trade notes payable to bank	2,407,529	2,094,711
Other notes payable	57,400	19,101
Accrued rebates	293,067	241,024
Accrued warrant liability	155,377	272,178
Accrued expenses	1,036,913	987,295

Total current liabilities	6,129,964	6,112,776

DEFERRED RENT	83,899	87,031

Total liabilities	6,213,863	6,199,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series B convertible preferred stock, $0.01 par value;
30,000 shares authorized, 30,000 issued and outstanding at
September 30, 2006 and June 30, 2006	300	300
Common stock, $.01 par value; 50,000,000 shares
authorized; 1,375,511 shares issued; 1,251,246 shares outstanding
at September 30, 2006 and at June 30, 2006	41,711	41,711
Additional paid-in capital	24,406,435	24,382,944
Accumulated deficit	(16,536,757)	(15,626,386)
	7,911,689	8,798,569
Less common stock in treasury, at cost, 124,265 shares
on September 30, 2006 and June 30, 2006	6,006,176	6,006,176

Total shareholders' equity	1,905,513	2,792,393

	$8,119,376	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005

	For the Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Net sales	$6,091,470	$6,914,796

Cost of goods sold	5,102,007	5,479,944

Gross profit	989,463	1,434,852

Operating expenses
Selling, general and administrative	1,895,056	1,885,714

Loss from operations	(905,593)	(450,862)

Other Income and (Expense)
Interest expense	64,597	(44,459)
Other income	-	-
Loss on stock redemption transaction	-	-

Loss from operations before provision
for (benefit from) income taxes
and minority interest	(840,996)	(495,321)

Provision for (benefit from) income taxes	-	(3,235)

Loss from operations before minority
interest	(840,996)	(498,556)

Minority interest in loss of subsidiary	-	-

NET LOSS	$(840,996)	$(498,556)

Discount on Preferred Stock/Beneficial Conversion	(69,375)	-

NET LOSS Available to Common Shareholders	$(910,371)	$(498,556)

Basic and diluted net loss per common share	$(0.74)	$(0.41)

Weighted average number of common shares outstanding:
Basic	1,234,347	1,207,237

The accompanying notes are an integral part of these condensed consolidated statements of operations.

AHPC Holdings, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005

	For the Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(840,996)	$(498,556)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	14,795	68,930
Amortization of discount on subordinated notes	-	8,372
Stock-Based compensation	23,491	-
Deferred rent expense	10,868	49,641
Changes in operating assets and liabilities
Accounts receivable - trade	(51,723)	10,979
Inventories, net	1,022,535	(600,722)
Prepaid expenses	18,501	(119,364)
Other assets	-	500
Accounts payable - trade	(318,789)	174,520
Accrued rebates	52,043	67,742
Accrued expenses	(81,183)	83,528
Amounts due to and from affiliates	-	-

Net cash used in operating activities	(150,458)	(754,430)

Cash flows from investing activities
Capital expenditures	(4,880)	(12,168)

Net cash used in investing activities	(4,880)	(12,168)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(3,592,182)	(8,118,546)
Gross borrowings on trade notes payable to bank	3,905,000	7,677,861
Gross payments on notes payable	(19,101)	(8,803)
Gross borrowings on notes payable	57,400	56,000
Subordinated note borrowings	-	1,200,000
Preferred Stock Dividend	(69,375)	-
Proceeds from issuance of common stock/exercise of options	-	4,520

Net cash provided by financing activities	281,742	811,031

Net increase in cash	126,404	44,433

Cash, beginning of period	83,162	16,434

Cash, end of period	$209,566	$60,867

Supplemental disclosure of cash flow information

Interest Paid	$51,642	$45,427
Income Taxes Paid	$-	$27,554

Non -cash investing and financing activities:
Estimated fair value of the accrued warrant liability as of September 30, 2006 in connection with the subordinated notes is $155,377.

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

1.	Description of Business:

AHPC Holdings, Inc. (the "Company") is a marketer of foodservice and medical examination gloves and other disposable items used primarily in the foodservice and medical industries in the United States and Canada through its wholly owned subsidiary, American Health Products Corporation ("AHPC").

2.            Basis of Presentation:

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of our financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. The audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. For further information these financial statements and notes are to be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006 with the Securities and Exchange Commission. The results of operations for the three-month period ended September 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending June 30, 2007.

We have made certain reclassifications to the prior year balances to show comparatives.

3.            Working Capital:

We continue to incur operating losses and have working capital shortages. Despite this, we have been able to secure both short-term and long-term financing to support future operations (refer to Notes 6, 14 and 15). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2007, depending on operating results and our continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. The rate at which cash will be consumed is primarily dependent on the revenues we realize, cost reductions, rising raw material costs and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

4.            Principles of Consolidation:

The accompanying condensed consolidated financial statements include our accounts and those of AHPC. All significant intercompany transactions have been eliminated in consolidation.

5.            Common Stock:

During the three months ended September 30, 2006, we did not issue any shares of our Common Stock pursuant to the exercise of employee stock options.

6.            Series B Convertible Preferred Stock:

On June 20, 2006, we completed a $3 million equity financing with M.A.G. Capital, LLC and certain of its affiliates (collectively, "MAG"). In connection with this equity financing, we issued 30,000 shares of our Series B Convertible Preferred Stock (the "Series B Preferred") to MAG at a price of $100 per share.

The shares of Series B Preferred pay preferential, cumulate dividends at a rate based on the higher of the Prime Rate of interest, as quoted in the Wall Street Journal, plus 1%, or 9% per annum, subject to a maximum rate of interest of 12% per annum. The dividends are payable monthly in arrears on the first day of the month while such shares of Series B Preferred are outstanding. The holders of the Series B Preferred have the option, at any time, to convert their shares into shares of our Common Stock at rate that is determined by dividing the purchase price for the shares of Series B Preferred ($100 per share) by the conversion price of $1.60 per share.

In addition, we issued Common Stock purchase warrants to MAG to acquire an aggregate of 1,950,000 shares of Common Stock. These warrants grant the holders the right to purchase shares of our Common Stock at an exercise price of $1.75 per share with respect to 975,000 shares and $1.85 per share with respect to the remaining 975,000 shares. The warrants are exercisable commencing six months after the date of the issuance of the warrants and expire on June 20, 2011.

Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", we have recorded a discount on preferred stock/beneficial conversion of $2,875,000 based on the relative fair value of the beneficial conversion feature of the shares of Series B Preferred and the warrants. The preferred dividend is limited to the gross proceeds of the Series B Preferred less the due diligence and legal fees paid to the investors of $125,000.

We used the following assumptions to determine the fair value of the beneficial conversion feature of the shares of Series B Preferred and warrants:

Assumptions
Stock price on date of issuance	$1.80
Risk-free interest rates	5.07%
Dividend yield	-
Expected volatility	100.00%
Expected life	5 years

Flagstone Capital, LLC, a St. Louis, Missouri based investment bank, acted as placement agent in this transaction. On June 20, 2006 and in connection with the closing of the equity financing, we issued the placement company warrants to purchase 93,750 shares of our Common Stock (refer to Note 7).

7.            Accrued Warrant Liability:

On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note 15). Each subordinated promissory note has attached a Class A Warrant and a Class B Warrant granting the holder of the subordinated promissory note the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a "Class A warrant." Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the NASDAQ Stock Market exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of September 30, 2006, the Class A Warrants and Class B Warrants were assigned a fair value of $155,377, which was estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 3.97 years, a risk-free rate of 4.562, volatility of 89.534%, and an expected dividend yield of zero.

The holders of the subordinated promissory notes, referenced in the preceding paragraph, and Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if we file a registration statement or if we receive a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total shares of Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, we have recorded the fair value of the Class A Warrants and Class B Warrants of $419,406 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

8.            Stock Incentive Plans:

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the 3 for 1 reverse stock split effective on January 20, 2004, refer to Note B of our Consolidated Financial Statements included as part of our Form 10-K report for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on September 13, 2006). Options are issued at the discretion of our compensation committee and generally are priced at or above fair market value on the date of grant, have a vesting period of 3 years and a total term of 10 years.

Effective June 13, 2005, the Board of Directors approved the immediate vesting of managements remaining stock options, dated February 20, 2004, as recognition for the Company's performance. As a result 44,000 stock options were immediately vested. Of the 397,965 options outstanding at September 30, 2006 all were fully vested and exercisable. We have reserved an adequate number of shares of our common stock for issuance upon conversion of these options.

A summary of options outstanding under the Plan for the three month period ending September 30, 2006 shown below is as follows:

	Number of Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, June 30, 2006	397,965	$1.97
Grants	-	-
Exercised	-	-
Rescissions	-	-
Expirations	-	-
Outstanding, September 30, 2006	397,965	$1.97	8.47	$18,294

During the quarter ended September 30, 2006, we did not issue any stock options.

Options outstanding and exercisable at September 30, 2006, were as follows:
Range of exercise prices
	Number Outstanding at		Weighted average	Number exercisable	Weighted-average
	September 30,	Remaining	exercise	at September 30,	exercise
	2006	life	price	2006	price
$6.21	15,579	0.5-4 years	$6.21	15,579	$6.21
2.65	18,360	9 years	2.65	18,360	2.65
2.31	26,668	5 years	2.31	26,668	2.31
2.25	37,691	5 years	2.25	37,691	2.25
2.05	170,000	9.5 years	2.05	-	2.05
1.13	123,000	7 years	1.13	123,000	1.13
0.72	6,667	6 years	0.72	6,667	0.72
$.72-$6.21	397,965	0.5-10 years	$1.97	227,965	$1.91

A summary of the status of our nonvested shares as of September 30, 2006 and changes during the three months ended September 30, 2006 is as follows:

Nonvested Options	Outstanding options	Weighted-average grant-date fair value
Balance, June 30, 2006	170,000	$1.65
Grants	-	-
Vested	(-)	(-)
Expirations	(-)	(-)
Balance, September 30, 2006	170,000	$1.65

                During the three months ended September 30, 2006 and 2005, we recognized compensation expense of $23,491 related to the stock options issued. We have not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved as of September 30, 2006. As of September 30, 2006, there was $227,085 of total unrecognized compensation cost related to nonvested options granted under the Plan. This cost is expected to be recognized over a weighted average period of 3 years.

9.            Net Loss Per Share:

We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share information for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period after the effect of dilutive stock options and warrants. Dilution is not applicable during the loss periods presented. The weighted-average number of common shares and common share equivalents outstanding for the three months ended September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30,
	2006	2005

Net Loss as reported	$(840,996)	$(498,556)
Deduct: Preferred Stock dividend	(69,375)	-
Net Loss available to common shareholders	$(910,371)	$(498,556)

Basic and diluted weighted-average number of common shares outstanding	1,251,246	1,207,237

10.          Accounting for Income Taxes:

We record income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). SFAS 109 utilizes the liability method and, under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of fixed assets and other temporary differences given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period.

Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years, of which approximately $6.537 million is remaining at September 30, 2006. The tax benefits of these NOL's are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the NOL's is subject to limitations in future years as a direct result of our Redemption Transaction which is described in our prior filings with the Securities and Exchange Commission, including in Note 16 to our Notes to Condensed Consolidated Financial Statements filed as part of our 10-Q Report for the quarter ended December 31, 2005. We have available to utilize only $2.8 million of these NOL's over the next 20 years, at which time all of the NOL's listed above will have expired.

For the three months ended September 30, 2006 and 2005, we have recorded a provision of $0 and $3,235, respectively, for income taxes. The current period provision was for state income taxes.

11.         Contingencies:

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are one of numerous defendants that have been named in such lawsuits. During the three months ended September 30, 2006, there were no additional product liability lawsuits filed against the Company. At September 30, 2006, we were involved in a total of one lawsuit, either as a named defendant, third party or an indemnifier. We have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. We are not named as the sole defendant in this lawsuit.

We have obtained product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against the Company and AHPC. Additionally, AHPC's customers typically procure product liability insurance that limits our exposure to those claims for which we have agreed to indemnify such customers, subject to deductions for such claims that remain our responsibility. We believe that all legal claims are adequately provided for or involve such amounts that would not materially or adversely affect our financial condition. However, there is no assurance that AHPC's or its customers' insurance will be sufficient to meet all damages for which we may be held liable. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

12.         Critical Accounting Policies:

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of each of September 30, 2006 and June 30, 2006, we have established reserves of $61,988 in relation to our trade receivables. We determine our allowances by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, our previous loss history, our customers' current ability to pay their obligations, and the condition of the general economy and the industry as a whole.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established inventory reserves for valuation, shrinkage, excess and obsolete inventory. We determine the excess and obsolete inventory as items that potentially will not be sold within the next 12 month period, based on a trailing 8-week sales analysis, and reserve a percentage against those items based on knowledge and expectations. As of September 30, 2006 and June 30, 2006, these reserves were $214,077 and $203,642, respectively.

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

Accrued Warrant Liability. In connection with the issuance of the subordinated promissory notes, referred to in Note 7, we recorded the fair market value of the associated warrants (refer to Note 7) as an accrued warrant liability in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly, changes in the fair market value of these warrants will be reported in earnings as they occur. The associated discount on the subordinated promissory notes is being amortized to interest expense, using the effective interest rate method, over the term of the subordinated promissory notes.

13.          Key Customers:

Our customers include leading foodservice distributors and healthcare product suppliers. A relatively small number of national accounts comprise a substantial portion of our revenues. During the three months ended September 30, 2006, AHPC's national customer group accounted for 87.2% of net sales and, as of September 30, 2006, receivables from this customer group amounted to 80.7% of our outstanding accounts receivable. This customer group is comprised of 60 independent customers, of which 38 we currently generate sales to. The loss of the national customers comprising this customer group would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

14.          Trade Notes Payable to Bank:

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit.

On September 9, 2005, we extended our loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2006, with an additional automatic one year renewal term. This renewal included an amendment to the loan and security agreement increasing our revolving line of credit borrowing limit from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. This bank obligation remains secured by a security interest in substantially all of AHPC tangible and intangible assets. The line of credit borrowings under the amended facility carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its "Money Rates" column as the "Prime Rate." As of September 30, 2006, the prime rate was 7.75%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. It contains certain penalties for early termination.

On September 9, 2006, we extended the amended loan and security agreement with Greenfield Commercial Credit, LLC through September 9, 2007. This bank obligation remains secured by a security interest in substantially all of AHPC tangible and intangible assets.

As of September 30, 2006 and June 30, 2006, we had an outstanding credit line balance of $2,407,529 and $2,094,711, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $562,879 and $555,051, respectively. Also, included in the contingent outstanding letters of credit for both September 30, 2006 and June 30, 2006 is one stand-by letter of credit for $125,000 which represents our warehouse and office space security deposit. As of September 30, 2006 and June 30, 2006 our credit line had an availability of $656,089 and $1,006,925, respectively.

In addition to our grant of a security interest in substantially all of AHPC's assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

15.          Long Term Debt:

On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes (the "Subordinated Notes"). Our obligations under the Subordinated Notes are secured by a Security Agreement that generally grants the holder of the Subordinated Note a secondary interest, behind Greenfield Commercial Credit, LLC, in substantially all of our assets. The Subordinated Notes bear interest at a rate of 7% per annum with a maturity date of two years after the date of issuance of the Subordinated Notes. Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note 7). We recorded each warrant at its fair value at the date of issuance. The $26,786 fair value of the warrants allocable to the placement agent has been recorded as debt issue costs and is being amortized to expense over the term of the Subordinated Notes. The discount on the Subordinated Notes for the warrants is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes. As of June 30, 2006, the Subordinated Notes were paid in full and are no longer outstanding.

16.          NASDAQ Listing Contingency:

The Nasdaq Stock Market notified us on February 16, 2006, that we did not comply with or satisfy Nasdaq Marketplace Rule 4310(c)2(B) for the $2.5 million minimum shareholders' equity requirement for continued listing on the Nasdaq Stock Market and that they were reviewing our eligibility for continued listing.

On July 13, 2006 we received notification from the Nasdaq Stock Market that our listing on the Nasdaq Stock Market would be continued, conditioned upon two exceptions:

1.	On or before August 15, 2006, we shall hold our annual shareholders meeting for the fiscal year ended June 30, 2005; and

2.	On or before September 30, 2006 we must report in our Form 10-K, for the fiscal year ended June 30, 2006, actual shareholders' equity of at least $2.5 million.

On October 9, 2006, we received a letter from the Office of General Counsel of the Listing Qualifications Hearings of The Nasdaq Stock Market, Inc. indicating that we have (a) evidenced our compliance with the exception requirements contained in the Nasdaq Listing Qualifications Panel's decision on July 13, 2006 and (b) demonstrated compliance with all Nasdaq Marketplace Rules to continue the listing of our securities on The Nasdaq Capital Market.

As of September 30, 2006, as reported in our financial statements included in this report, we have shareholders' equity of $1,905,513, which is again below the $2.5 million minimum shareholders' equity requirement for continued listing on the Nasdaq Stock Market. Within the section titled "Risk Factors" in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2006 we have disclosed certain risks and uncertainties relating to our business and investing in our Common Stock including those risks associated with our Nasdaq listing and the effect a delisting from the Nasdaq Stock Market could have upon the trading in shares of our Common Stock.

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

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management's discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged primarily in the marketing and distribution of high quality medical grade examination and foodservice gloves and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the three months ended September 30, 2006, we recorded net sales of approximately $6.1 million.

Analysis of Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005:

Our consolidated net sales for the three months ended September 30, 2006 were $6,091,470 which represents a decrease in net sales of $823,326 or 11.9% compared to the three months ended September 30, 2005. This decrease in net sales is due to the loss of some customers from continued competitive pricing pressure within our national account customer group. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Our consolidated gross profit decreased $434,953 or 30.3% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The increase in cost of goods sold during the current year period was due to increases in raw material costs in the current quarter over the prior period quarter. We expect to improve our margins on our product sales in subsequent quarters due to certain price increases that have been approved to enable us to pass on to our customers certain of the increased raw material costs we have recently incurred. However, we continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $454,731 or 100.9% for the three months ended September 30, 2006 from the same time period in the prior year. The increase in our operating loss is primarily due to the decrease in our sales and the increase in raw material pricing. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended September 30, 2006, our selling, general, administrative and other expenses ("SG&A expenses") increased by $19,778 or 0.01%. As a percentage of net sales, SG&A expenses increased from 27.3% for the three months ended September 30, 2005, to 31.3% for the three months ended September 30, 2006. This percentage increase was primarily due to the decrease in net sales for the three-month period ended September 30, 2006.

Loss from operations before taxes increased by $354,675 or 69.8% for the three months ended September 30, 2006 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in sales and an increase in raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists of interest expense and income and miscellaneous expense and income. Other expense decreased by $109,056 for the three months ended September 30, 2006 from the reported amount in the same period in the prior year. This decrease was due to a decrease in interest expense due to a decrease in the fair value of the warrant liability of $116,801.

The expense for income taxes for the three month-periods ended September 30, 2006 and September 30, 2005 was $0 and $3,235, respectively.

As a result of the factors discussed above, we reported a net loss of $(910,371) for the three months ended September 30, 2006, which compares to a net loss of $(498,556) during the same period in the prior year. Basic and dilutive net loss per share for the three months ended September 30, 2006 and September 30, 2005, were $(0.74) and $(0.41), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Three Months Ended September 30, 2006:

Cash and cash equivalents at September 30, 2006 were $209,566, an increase of $126,404 from $83,162 at June 30, 2006. We experienced an increase in cash flows during the three months ended September 30, 2006, primarily as a result of increased borrowings on our trade notes payable to the bank.

Our operations used cash of $150,458 during the three months ended September 30, 2006, primarily due to the current loss mitigated by a reduction in inventory. Inventory levels for our core line of business are maintained at levels between six and eight weeks on hand. Inventory levels for all other lines of business vary from period to period. Net trade accounts receivable at September 30, 2006 was $1,919,700 which increased from $1,867,977 at June 30, 2006 due to the timing of our cash receipts. Net inventories at September 30, 2006 were $5,447,876, a decrease from the level at June 30, 2006, of $6,470,411, due to current quarter sales and the timing of product purchases.

During the three months ended September 30, 2006, we used cash in investing activities of $4,880 in connection with capital improvement expenditures primarily relating to computer software and hardware purchases.

During the three months ended September 30, 2006, cash provided by financing activities equaled $281,742 compared to $811,031 during the three months ended September 30, 2005. The cash provided by financing activities primarily came from increased borrowings on our trade notes payable to the bank due to the increased need to finance the operations of the business.

We renewed our credit facility with Greenfield Commercial Credit, LLC which was scheduled to expire on September 9, 2006 for another one-year period. In connection with the renewal, we incurred a renewal fee of $50,000.

The loan and security agreement with Greenfield Commercial Credit, LLC, extended on September 9, 2006, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. The line of credit borrowings carry an interest rate of prime plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations are secured by a security interest in substantially all of AHPC's tangible and intangible assets and contain certain penalties for early termination. As of September 30, 2006, we had an outstanding balance under this credit facility of $2,407,529 and were contingently liable for outstanding letters of credit liabilities totaling $562,879.

Our audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. We continue to experience reoccurring net losses. Although, we have benefited from several cost reduction programs, the volatility of raw material costs and rising oil prices together have limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 6, 14 and 15 of our Condensed Consolidated Financial Statements included elsewhere in this report). We believe that this short-term and long-term financing will be sufficient to support our liquidity for the foreseeable future, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. We are executing a strategy whereby we are introducing additional consumable products to the healthcare market that will enable us to achieve higher revenue growth. In addition, we are reviewing alternatives including evaluating product line and customer profitability, evaluating the markets within which we participate, further diversification of our product line to include additional non-glove products, and expanding into markets where we currently do not participate in. We are also evaluating several strategies for reducing costs and expenses that we expect will enable us to improve our liquidity and reduce our financing requirements. If and when effectively implemented, we anticipate these plans will reduce and/or eliminate our cash consumption by June 30, 2007. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

The following table summarizes our significant contractual commitments as of September 30, 2006:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,679,402	$343,368	$1,336,034	$-	$-

Purchase Commitments (2)	$15,068,583	$4,374,750	$10,693,833	$-	$-

(1)  On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.

(2)  On April 30, 2004, we entered into a five year supply agreement with WRP Asia Pacific Sdn Bhd. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12-month period commencing on April 30, 2004. Our estimated 12 month liability, for 125 forty-foot containers, would be $5,833,000. However, in the event that our customers comprising our major customer group cease purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include those contained in our reports that we file with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006, and the following: changes in consumer spending patterns; unanticipated issues related to the Company's business; the Company's success in implementing its strategic plan; actions of companies that compete with the Company; the Company's success in managing inventory; the success of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates that are tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at September 30, 2006. Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $2,000 per month and a five percentage point increase would increase future interest expense by approximately $10,000 per month. The Company determined these amounts based on approximately $2,400,000 of variable rate borrowings at September 30, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

During the process of responding to a Securities and Exchange Commission comment letter, the Company's management identified an error which led to the identification of a material weakness within the Company's financial reporting and disclosure controls.

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
-
Developing monthly, quarterly and annual closing procedures checklists and "close" binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements);

-	Utilizing a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included;
-	Preparing white papers to address the accounting for any new accounting pronouncements and any existing and/or new complex or unusual accounting transactions;
-	Employing documented detail reviews by management and others of regulatory filings and financial statements;
-	Implementing training programs for technical accounting areas and SEC reporting requirements; and
-	Continuing to consider with outside legal counsel the filing of an 8-K upon signature of any agreements made on behalf of the Company.

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

PART II
Other Information

ITEM 1.   Legal Proceedings.

 In the normal course of business, the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company's financial statements.

ITEM 1A. Risk Factors.

        There have been no material changes in our risk factors from those disclosed in Part I, Item 1A "Risk Factors," of our annual report on Form 10-K for the fiscal year ended June 30, 2006. Please refer to that section and Note 16 of our Condensed Consolidated Financial Statements (included elsewhere in this report) for disclosures regarding the risks and uncertainties relating to our business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

 None

ITEM 3.  Defaults Upon Senior Securities.

 None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

 The annual meeting of shareholders of the Company was held on August 14, 2006. The two matters voted upon were the election of two directors, each for a three year term, and the ratification of the appointment of Plante & Moran PLLC to serve as the Company's independent auditors for the fiscal year ending June 30, 2006. The number of votes cast for, cast against and withheld or abstained, as the case may, as to such matters were as follows:

 1.  Election of Directors:

	Votes Cast For	Votes Withheld
Alan E. Zeffer	1,141,675	9,544
Richard J. Swanson	1,137,532	13,687

 The terms of office as directors for Anthony F. Alibrio, Sr., Don L. Arnwine, Robert J. Simmons and George Jeff Mennen continued after the meeting.

 2.  Ratification of Independent Auditors:

Votes Cast FOR	Votes Cast Against	Abstentions and Broker Nonvotes
1,144,661	6,489	69

ITEM 5.  Other Information.

 None

ITEM 6.  Exhibits.

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.1 to the Company's Form S-1 Registration Statement (Registration No. 33-36206).
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

3.5
Articles Supplementary to Certificate of Incorporation of the Company designating the Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1 filed on September 21, 2006 (File No. 333-137500).

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

10.2
Letter Agreement dated September 15, 2006 among Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC and AHPC Holdings, Inc., incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K report filed on September 20, 2006.

10.3	Third Amendment to Loan and Security Agreement dated as of July 31, 2006 by and among Greenfield Commercial Credit L.L.C., AHPC Holdings, Inc. and American Health Products Corporation.
10.4
Second Amended and Restated Revolving Credit Loan Note dated as of July 31, 2006 in the principal amount of $5,000,000 made payable by AHPC Holdings, Inc. and American Health Products Corporation to Greenfield Commercial Credit, L.L.C.

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
Dated: November 20, 2006