Form 10-Q
period 2006-12-31
AHPC Holdings, Inc.
filed 2007-02-20
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  December 31, 2006

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of February 8, 2007, was 1,251,246.

AHPC Holdings, Inc
FORM 10-Q
December 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets December 31, 2006 (unaudited) and June 30, 2006	pgs. 4-5
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 2006 and 2005	pg. 6
	Condensed Consolidated Statements of Operations (unaudited) for the Six Months Ended December 31, 2006 and 2005	pg. 7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2006 and 2005	pg. 8
	Notes to Condensed Consolidated Financial Statements (unaudited)	pg. 9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	pg. 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	pg. 25
Item 4.	Controls and Procedures	pg. 26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	pg. 28
Item 1A.	Risk Factors	pg. 28
Item 1B.	Unresolved Staff Comments	pg. 28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	pg. 28
Item 3.	Defaults Upon Senior Securities	pg. 28
Item 4.	Submission of Matters to a Vote of Security Holders	pg. 28
Item 5.	Other Information	pg. 28
Item 6.	Exhibits	pg. 29

Item 1.    Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006

ASSETS	December 31, 2006	June 30, 2006
	(unaudited)
CURRENT ASSETS
Cash	$81,594	$83,162
Accounts receivable - trade, net of allowance for
doubtful accounts of $61,988 at December 31, 2006
and at June 30, 2006	1,750,615	1,867,977
Inventories, net	6,400,643	6,470,411
Prepaid expenses	394,904	440,428
Other receivables	3,694	3,694

Total current assets	8,631,450	8,865,672

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,626,533	2,618,324
Building improvements	35,036	35,036

Total property, plant and equipment	2,661,569	2,653,360

Less accumulated depreciation and amortization	2,557,873	2,527,940

Property, plant and equipment, net	103,696	125,420

OTHER ASSETS
Other assets	1,108	1,108

Total other assets	1,108	1,108

Total Assets	$8,736,254	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY	December 31, 2006	June 30, 2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$3,275,543	$2,498,467
Trade notes payable to bank	2,861,313	2,094,711
Other notes payable	126,075	19,101
Accrued rebates	322,102	241,024
Accrued warrant liability	47,936	272,178
Accrued expenses	808,986	987,295

Total current liabilities	7,441,955	6,112,776

DEFERRED RENT	80,767	87,031

Total liabilities	7,522,722	6,199,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series B convertible preferred stock, $0.01 par value;
30,000 shares authorized, 30,000 issued and outstanding at
December 31, 2006 and June 30, 2006	300	300
Common stock, $.01 par value; 50,000,000 shares
authorized; 1,375,511 shares issued; 1,251,246 shares outstanding
at December 31, 2006 and at June 30, 2006	41,711	41,711
Additional paid-in capital	21,554,926	21,507,944
Accumulated deficit	(14,377,229)	(12,751,386)
	7,219,708	8,798,569
Less common stock in treasury, at cost, 124,265 shares
on December 31, 2006 and June 30, 2006	6,006,176	6,006,176

Total shareholders' equity	1,213,532	2,792,393

	$8,736,254	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2006 and 2005

	For the Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Net sales	$5,471,797	$5,868,505

Cost of goods sold	4,483,278	4,740,282

Gross profit	988,519	1,128,223

Operating expenses
Selling, general and administrative	1,685,486	1,958,039

Loss from operations	(696,967)	(829,816)

Other Income and (Expense)
Interest income (expense)	43,870	(154,207)
Other income	7,000	-

Loss from operations before provision
for (benefit from) income taxes	(646,097)	(984,023)

Provision for (benefit from) income taxes	-	-

NET LOSS	$(646,097)	$(984,023)

Preferred Stock Dividend	(69,375)	-

NET LOSS Available to Common Shareholders	$(715,472)	$(984,023)

Basic and diluted net loss per common share	$(0.57)	$(0.81)

Weighted average number of common shares outstanding:
Basic and diluted	1,251,246	1,220,828

The accompanying notes are an integral part of these condensed consolidated statements of operations.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended December 31, 2006 and 2005

	For the Six Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Net sales	$11,563,267	$12,783,301

Cost of goods sold	9,585,285	10,220,226

Gross profit	1,977,982	2,563,075

Operating expenses
Selling, general and administrative	3,580,542	3,843,753

Loss from operations	(1,602,560)	(1,280,678)

Other Income and (Expense)
Interest income (expense)	108,467	(198,666)
Other income	7,000	-

Loss from operations before provision
for (benefit from) income taxes	(1,487,093)	(1,479,344)

Provision for (benefit from) income taxes	-	(3,235)

NET LOSS	$(1,487,093)	$(1,482,579)

Preferred Stock Dividend	(138,750)	-

NET LOSS Available to Common Shareholders	$(1,625,843)	$(1,482,579)

Basic and diluted net loss per common share	$(1.30)	$(1.21)

Weighted average number of common shares outstanding:
Basic and diluted	1,251,246	1,220,828

The accompanying notes are an integral part of these condensed consolidated statements of operations.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2005

	For the Six Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(1,487,093)	$(1,482,579)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	29,933	134,858
Amortization of discount on subordinated notes	-	83,718
Stock-Based compensation	46,982	-
Deferred rent expense	7,736	58,505
Changes in operating assets and liabilities
Accounts receivable - trade	117,362	44,654
Inventories, net	69,768	(2,001,036)
Prepaid expenses	45,524	(250,961)
Other assets	-	1,000
Accounts payable - trade	777,076	191,619
Accrued rebates	81,078	18,560
Accrued expenses	(416,551)	(3,619)
Amounts due to and from affiliates	-	-

Net cash used in operating activities	(728,185)	(3,205,281)

Cash flows from investing activities
Capital expenditures	(8,209)	(16,440)

Net cash used in investing activities	(8,209)	(16,440)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(6,033,398)	(5,266,716)
Gross borrowings on trade notes payable to bank	6,800,000	7,287,375
Gross payments on notes payable	(63,323)	(65,671)
Gross borrowings on notes payable	170,297	227,908
Subordinated note borrowings	-	1,200,000
Preferred Stock Dividend	(138,750)	-
Proceeds from issuance of common stock/exercise of options	-	4,521

Net cash provided by financing activities	734,826	3,387,417

Net increase (decrease) in cash	(1,568)	165,696

Cash, beginning of period	83,162	16,434

Cash, end of period	$81,594	$182,130

Supplemental disclosure of cash flow information

Interest Paid	$113,648	$88,929
Income Taxes Paid	$-	$32,802

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2006

1.	Description of Business:

AHPC Holdings, Inc. (the "Company") is a marketer of foodservice and medical examination gloves and other disposable items used primarily in the foodservice and medical industries in the United States and Canada through its wholly owned subsidiary, American Health Products Corporation ("AHPC").

2.             Basis of Presentation:

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of our financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. The audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. For further information these financial statements and notes are to be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006 with the Securities and Exchange Commission. The results of operations for the six-month period ended December 31, 2006, may not be indicative of the results that may be expected for the fiscal year ending June 30, 2007.

We have made certain reclassifications to the prior year balances to show comparatives.

3.            Working Capital:

We continue to incur operating losses and have working capital shortages. Despite this, we have been able to secure both short-term and long-term financing to support future operations (refer to Notes 6, 15 and 16). We believe that this short-term and long-term financing will be sufficient to support our liquidity through June 30, 2007, depending on operating results and our continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. The rate at which cash will be consumed is primarily dependent on the revenues we realize, cost reductions, rising raw material costs and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

4.             Principles of Consolidation:

The accompanying condensed consolidated financial statements include our accounts and those of AHPC. All significant intercompany transactions have been eliminated in consolidation.

5.             Common Stock:

During the six months ended December 31, 2006, we did not issue any shares of our Common Stock, either pursuant to the exercise of employee stock options or warrants, conversion of preferred stock or otherwise.

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

In addition, we issued Common Stock purchase warrants to MAG to acquire an aggregate of 1,950,000 shares of Common Stock. These warrants grant the holders the right to purchase shares of our Common Stock at an exercise price of $1.75 per share with respect to 975,000 shares, and $1.85 per share with respect to the remaining 975,000 shares. The warrants are exercisable commencing six months after the date of the issuance of the warrants and expire on June 20, 2011.

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

7.             Accrued Warrant Liability:

On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes (refer to Note 16). Each subordinated promissory note has attached a Class A Warrant and a Class B Warrant granting the holders of the subordinated promissory notes the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a "Class A warrant." Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the NASDAQ Stock Market exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of December 31, 2006, the Class A Warrants and Class B Warrants were assigned a fair value of $47,936, which was estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 3.72 years, a risk-free rate of 4.683, volatility of 88.406%, and an expected dividend yield of zero.

The holders of the subordinated promissory notes, referenced in the preceding paragraph, and Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if we file a registration statement or if we receive a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total shares of Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, we have recorded the fair value of the Class A Warrants and Class B Warrants of $47,936 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

8.             Stock Incentive Plans:

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the Company's 3 for 1 reverse stock split effective on January 20, 2004). Options are issued at the discretion of our compensation committee and generally are priced at or above fair market value on the date of grant, have a vesting period of 3 years and a total term of 10 years.

Effective June 13, 2005, the Board of Directors approved the immediate vesting of management's remaining stock options, dated February 20, 2004, as recognition for the Company's performance. As a result 44,000 stock options were immediately vested. Of the 396,965 options outstanding at December 31, 2006, 226,965 options were fully vested and exercisable. We have reserved an adequate number of shares of our common stock for issuance upon conversion of these options.

A summary of options outstanding under the Plan for the six month period ending December 31, 2006 shown below is as follows:

	Number of Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, June 30, 2006	397,965	$1.97
Grants	-	-
Exercised	-	-
Rescissions	(1,000)	6.21
Expirations	-	-
Outstanding, December 31, 2006	396,965	$1.96	8.08	$-

During the quarter ended December 31, 2006, we did not issue any stock options.

Options outstanding and exercisable at December 31, 2006, were as follows:
Range of exercise prices

	Number Outstanding at	Remaining	Weighted-average	Number exercisable at	Weighted-average
	December 31, 2006	life	exercise price	December 31, 2006	exercise price
$6.21	14,579	0.5-4 years	$6.21	14,579	$6.21
2.65	18,360	9 years	2.65	18,360	2.65
2.31	26,668	5 years	2.31	26,668	2.31
2.25	37,691	5 years	2.25	37,691	2.25
2.05	170,000	9.5 years	2.05	-	2.05
1.13	123,000	7 years	1.13	123,000	1.13
0.72	6,667	6 years	0.72	6,667	0.72
$.72-$6.21	396,965	0.5-10 years	$1.97	226,965	$1.91

A summary of the status of our nonvested shares as of December 31, 2006 and changes during the six months ended December 31, 2006 is as follows:
Nonvested Options		Weighted-average grant-date fair value
	Outstanding options
Balance, June 30, 2006	170,000	$1.65
Grants	-	-
Vested	-	-
Expirations	-	-
Balance, December 31, 2006	170,000	$1.65

During the six months ended December 31, 2006 and 2005, we recognized compensation expense of $46,982 related to the stock options issued. We have not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved as of December 31, 2006. As of December 31, 2006, there was $203,593 of total unrecognized compensation cost related to nonvested options granted under the Plan. This cost is expected to be recognized over a weighted average period of 3 years.

9.             Net Loss Per Share:

We follow the Statement of Financial Accounting Standards No. 128, "Earnings Per Share (EPS)" ("SFAS 128"), which requires dual presentation of basic and diluted earnings per share information for all periods presented. Basic EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during each period while diluted EPS amounts are based on the weighted-average number of shares of Common Stock outstanding during the period after the effect of dilutive stock options and warrants. Dilution is not applicable during the loss periods presented. The weighted-average number of common shares and common share equivalents outstanding for the three and six months ended December 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net Loss as reported	$(646,097)	$(984,023)	$(1,487,093)	$(1,482,579)
Deduct: Preferred Stock dividend	(69,375)	-	(138,750)	-
Net Loss available to common shareholders	$(715,472)	$(984,023)	$(1,625,843)	$(1,482,579)

Basic and diluted weighted-average number of common shares outstanding	1,251,246	1,220,828	1,251,246	1,220,828

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

Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years, of which approximately $6.537 million is remaining at December 31, 2006. The tax benefits of these NOL's are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the NOL's is subject to limitations in future years as a direct result of our Redemption Transaction which is described in our prior filings with the Securities and Exchange Commission, including in Note 18 to our Notes to Condensed Consolidated Financial Statements filed as part of our 10-Q Report for the quarter ended December 31, 2005. We have the availability to utilize only $2.8 million of these NOL's over the next 20 years, at which time all of the NOL's listed above will have expired.

For the six months ended December 31, 2006 and 2005, we have recorded a provision of $0 and $3,235, respectively, for income taxes. The 2005 period provision was for state income taxes.

11.          Contingencies:

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are currently not named in any such lawsuits. During the six months ended December 31, 2006, there were no product liability lawsuits filed against the Company. Moreover, at December 31, 2006, we were not involved in any lawsuit, either as a named defendant, third party or an indemnifier. However, we have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products.

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

12.          Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

13.          Critical Accounting Policies:

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

Reserves for Accounts Receivable and Inventory. We review on an ongoing basis the realizability of our trade receivables and the need for establishing reserves. As of each of December 31, 2006 and June 30, 2006, we have established reserves of $61,988 in relation to our trade receivables. We determine our allowances by considering a number of factors, including, but not limited to, the length of time trade accounts receivable are past due, our previous loss history, our customers' current ability to pay their obligations, and the condition of the general economy and the industry as a whole.

We review on an ongoing basis the realizability of our inventory value and the need for establishing reserves. Accordingly, we have established inventory reserves for valuation, shrinkage, excess and obsolete inventory. We determine the excess and obsolete inventory as items that potentially will not be sold within the next 12 month period, based on a trailing 8-week sales analysis, and reserve a percentage against those items based on knowledge and expectations. As of December 31, 2006 and June 30, 2006, these reserves were $214,077 and $203,642, respectively.

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

Inventories. Inventories are accounted for on a first-in, first-out basis and are valued at the lower of actual cost or market. Inventories are stored at our Glendale Heights, Illinois warehouse and two independent public warehouses located in: Ontario, California and Fond du Lac, Wisconsin.

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

Accrued Warrant Liability. In connection with the issuance of the subordinated promissory notes, referred to in Note 16, we recorded the fair market value of the associated warrants (refer to Note 7) as an accrued warrant liability in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly, changes in the fair market value of these warrants will be reported in earnings as they occur.

14.          Key Customers:

Our customers include leading foodservice distributors and healthcare product suppliers. A relatively small number of national accounts comprise a substantial portion of our revenues. During the six months ended December 31, 2006, AHPC's national customer group accounted for 83.9% of net sales and, as of December 31, 2006, receivables from this customer group amounted to 73.3% of our outstanding accounts receivable. This customer group is comprised of 60 independent customers, of which 38 we currently generate sales to. The loss of the national customers comprising this customer group would have a materially adverse effect on us. Our customers tend to limit the number of qualified vendors they purchase from to gain efficiencies across their product line. We, therefore, expend substantial efforts to maintain and grow our relationships with our existing major customers. However, our products are ultimately distributed by three diversified distribution companies, through their combined networks of over 100 operating companies, to thousands of foodservice organizations and medical facilities throughout the United States. The ultimate end-users of our products are foodservice organizations and medical facilities, healthcare professionals and individuals who use our gloves and other associated disposable products.

15.          Trade Notes Payable to Bank:

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit.

On September 9, 2005, we extended our loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2006, with an additional automatic one year renewal term. This renewal included an amendment to the loan and security agreement increasing our revolving line of credit borrowing limit from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. As of January 12, 2007, we were notified by the credit facility that our borrowing on eligible receivables will be reduced by 1% a week to an estimated floor of 70%, at this time, due to certain dilution rates. This bank obligation remains secured by a security interest in substantially all of AHPC tangible and intangible assets. The line of credit borrowings under the amended facility carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its "Money Rates" column as the "Prime Rate." As of December 31, 2006, the prime rate was 8.25%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. This credit facility contains certain penalties for early termination.

On September 9, 2006, we extended the amended loan and security agreement with Greenfield Commercial Credit, LLC through September 9, 2007. This bank obligation remains secured by a security interest in substantially all of AHPC tangible and intangible assets.

As of December 31, 2006 and June 30, 2006, we had an outstanding credit line balance of $2,861,313 and $2,094,711, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $612,974 and $555,051, respectively. Also, included in the contingent outstanding letters of credit for both December 31, 2006 and June 30, 2006 is one stand-by letter of credit for $125,000 which represents our warehouse and office space security deposit. As of December 31, 2006 and June 30, 2006 our credit line had an availability of $332,433 and $1,006,925, respectively.

In addition to our grant of a security interest in substantially all of AHPC's assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

16.          Long Term Debt:

On September 29, 2005, we completed a private placement of $1.2 million in subordinated promissory notes (the "Subordinated Notes"). Our obligations under the Subordinated Notes were secured by a Security Agreement that generally granted the holder of the Subordinated Note a secondary interest, behind Greenfield Commercial Credit, LLC, in substantially all of our assets. The Subordinated Notes bore interest at a rate of 7% per annum with a maturity date of two years after the date of issuance of the Subordinated Notes. Each Subordinated Note has attached a Class A Warrant and a Class B Warrant granting the holder of the Subordinated Note the right to purchase shares of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively (refer to Note 7). We recorded each warrant at its fair value at the date of issuance. The $26,786 fair value of the warrants allocable to the placement agent has been recorded as debt issue costs and is being amortized to expense over the term of the Subordinated Notes. The discount on the Subordinated Notes for the warrants is being amortized to interest expense, using the effective interest rate method, over the term of the Subordinated Notes. As of June 30, 2006, the Subordinated Notes were paid in full and are no longer outstanding and all related debt issue costs and discounts had been accelerated.

17. Related Party Transactions:

We engaged SMS, a company 100% owned by Robert J. Simmons, JR, the son of our director Robert J. Simmons, to assist us in the sales process with the purpose of negotiating and executing purchase agreements within the Healthcare Markets. This agreement will expire August 1, 2007.

The following table summarizes our related party transactions for the three months and six months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

SMS	$ 44,291	$ 44,794	$ 95,070	$ 89,406

18.          NASDAQ Listing Contingency:

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

On July 13, 2006 we received notification from the Nasdaq Stock Market that our listing on the Nasdaq Stock Market would be continued, conditioned upon two exceptions:

1.	On or before August 15, 2006, we were required to hold our annual shareholders meeting for the fiscal year ended June 30, 2005; and

2.	On or before September 30, 2006 we were required to report in our Form 10-K, for the fiscal year ended June 30, 2006, actual shareholders' equity of at least $2.5 million.

On October 9, 2006, we received a letter from the Office of General Counsel of the Listing Qualifications Hearings of The Nasdaq Stock Market, Inc. indicating that we had (a) evidenced our compliance with the exception requirements contained in the Nasdaq Listing Qualifications Panel's decision on July 13, 2006 and (b) demonstrated compliance with all Nasdaq Marketplace Rules to continue the listing of our securities on The Nasdaq Capital Market.

On November 27, 2006, we received an additional notice from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that the Nasdaq staff determined that we did not comply with or satisfy Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing on the Nasdaq Stock Market, which requires us to maintain minimum shareholders’ equity of $2.5 million. We submitted a plan to the NASDAQ Listing Qualifications Panel to review the Staff Determination and to seek continued listing on The Nasdaq Capital Market.

On January 19, 2007, we received another notice from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that our bid price for our common stock for the last 30 consecutive days had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Stock Market in accordance with Nasdaq Marketplace Rule 4310(c)(4). In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), Nasdaq staff is providing us 180 calendar days, or until July 18, 2007, to regain compliance with Marketplace Rule 4310(c)(4). If at any time before July 18, 2007, the bid price of our commons stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that we are in compliance with this Nasdaq rule. Nasdaq may, in it discretion, require that we maintain a bid price of at least $1.00 per share for a period in excess of the ten consecutive business days, but generally no more that 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with this Nasdaq listing requirement.

On January 31, 2007, we received a determination letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Nasdaq Staff had determined to deny our request for continued listing on the Nasdaq Capital Market as a result of our failure to comply with or satisfy Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing, which requires us to maintain minimum shareholders’ equity of $2.5 million.

On February 7, 2007, we submitted a request for a hearing to review the Nasdaq staff determination and to outline our plan to achieve and sustain compliance with all Nasdaq listing requirements that is acceptable to Nasdaq. The request for a hearing with the Nasdaq Panel will stay the Staff Determination at least until the hearing is held, which is scheduled for March 15, 2007, and the Panel subsequently issues a formal decision in this matter. Our securities will continue to trade on The Nasdaq Capital Market pending the issuance of a decision by the Panel.

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

Business Overview

Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged primarily in the marketing and distribution of high quality medical grade examination and foodservice gloves and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the six months ended December 31, 2006, we recorded net sales of approximately $11.6 million.

Analysis of Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005:

Our consolidated net sales for the three months ended December 31, 2006 were $5,471,797 which represents a decrease in net sales of $396,708 or 6.8% compared to the three months ended December 31, 2005. This decrease in net sales is due to the loss of some customers from continued competitive pricing pressure within our national account customer group. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Our consolidated gross profit decreased $139,704 or 12.4% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. Despite our efforts in obtaining certain transportation cost reductions, the increase in cost of goods sold during the current year period as a percentage of sales was due to increases in raw material costs in the current quarter over the prior period quarter. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has decreased $132,849 or 16.0% for the three months ended December 31, 2006 from the same time period in the prior year. The decrease in our operating loss is primarily due to the decrease in our selling expenses for the three month period along with an insurance premium decrease and refund. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended December 31, 2006, our selling, general, administrative and other expenses ("SG&A expenses") decreased by $272,553 or 13.9%. As a percentage of net sales, SG&A expenses decreased from 33.4% for the three months ended December 31, 2005, to 30.8% for the three months ended December 31, 2006. This percentage decrease was primarily due to the decrease in our selling expenses related to the decrease in sales for the three month period along with an insurance premium decrease and refund.

Loss from operations before taxes decreased by $337,926 or 34.3% for the three months ended December 31, 2006 compared to the same period in the prior year. This decrease in our loss from operations was primarily due to the decrease in sales which reduced the negative effective of rising raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists primarily of interest expense. Other expense changed from a $154,207 expense to $43,870 income for the three months ended December 31, 2006 from the reported amount in the same period in the prior year. This decrease was due to a decrease in our interest expense as a result of a decrease in the fair value of the warrant liability of $107,441.

The benefit for income taxes for the three month-periods ended December 31, 2006 and December 31, 2005 was $0 and $3,235, respectively.

The preferred stock dividend of $69,375 for the three months ended December 31, 2006 related to a cash dividend paid to the Series B preferred shareholders.

As a result of the factors discussed above, we reported a net loss available to common shareholders of $(715,472) for the three months ended December 31, 2006, which compares to a net loss of $(984,023) during the same period in the prior year. Basic and dilutive net loss per share for the three months ended December 31, 2006 and December 31, 2005, were $(0.57) and $(0.81), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005:

Our consolidated net sales for the six months ended December 31, 2006 were $11,563,267 which represents a decrease in net sales of $1,220,034 or 9.5% compared to the six months ended December 31, 2005. This decrease in net sales is due to the loss of some customers from continued competitive pricing pressure within our national account customer group. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Our consolidated gross profit decreased $585,093 or 22.8% for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The decrease in cost of goods sold during the current year period was primarily due to the lower sales volume in the current quarter over the prior period quarter. We continue to expect our gross margins to be affected by the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $321,882 or 25.1% for the six months ended December 31, 2006 from the same time period in the prior year. The increase in our operating loss is primarily due to the decrease in our sales and the increase in raw material pricing. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the six months ended December 31, 2006, our selling, general, administrative and other expenses ("SG&A expenses") decreased by $263,211 or 6.8%. As a percentage of net sales, SG&A expenses increased from 30.1% for the six months ended December 31, 2005, to 31.0% for the six months ended December 31, 2006. This percentage decrease was primarily due to the decrease in our selling expenses related to the decrease in sales for the three month period along with an insurance premium decrease and refund.

Loss from operations before taxes increased by $7,749 or 0.5% for the six months ended December 31, 2006 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in sales and an increase in raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists primarily of interest expense. Other expense changed from an expense of $198,666 to income of $108,467 for the six months ended December 31, 2006 from the reported amount in the same period in the prior year. This decrease was due to a decrease in interest expense as a result of a decrease in the fair value of our warrant liability of $224,242.

The benefit for income taxes for the six month-periods ended December 31, 2006 and December 31, 2005 was $0 and $3,235, respectively.

The preferred stock dividend of $138,750 for the six months ended December 31, 2006 related to a cash dividend paid to the Series B preferred shareholders.

As a result of the factors discussed above, we reported a net loss available to common shareholders of $(1,625,843) for the six months ended December 31, 2006, which compares to a net loss of $(1,482,579) during the same period in the prior year. Basic and dilutive net loss per share for the six months ended December 31, 2006 and December 31, 2005, were $(1.30) and $(1.21), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Six Months Ended December 31, 2006:

Cash and cash equivalents at December 31, 2006 were $81,594, a decrease of $1,568 from $83,162 at June 30, 2006. We experienced a decrease in cash flows during the six months ended December 31, 2006, due to continuing operating losses mitigated by increased borrowings.

Our operations used cash of $728,185 during the six months ended December 31, 2006, primarily due to the current loss mitigated by an increase in trade accounts payable. Net trade accounts receivable at December 31, 2006 was $1,750,615 which decreased from $1,867,977 at June 30, 2006 due to the loss of some customers from continued competitive pricing pressure within our national account customer group. Net inventories at December 31, 2006 were $6,400,643, a decrease from the level at June 30, 2006, of $6,470,411, due to current quarter sales and the timing of product purchases.

During the six months ended December 31, 2006, we used cash in investing activities of $8,209 in connection with capital improvement expenditures primarily relating to computer software and hardware purchases.

During the six months ended December 31, 2006, cash provided by financing activities equaled $734,826 compared to $3,387,417 during the six months ended December 31, 2005. The cash provided by financing activities primarily came from increased borrowings on our trade notes payable to the bank due to the increased need to finance the operations of our business.

We renewed our credit facility with Greenfield Commercial Credit, LLC which was scheduled to expire on September 9, 2006 for another one-year period. In connection with the renewal, we incurred a renewal fee of $50,000.

The loan and security agreement with Greenfield Commercial Credit, LLC, extended on September 9, 2006, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. As of January 12, 2007, we were notified by the credit facility that our borrowing on eligible receivables will be reduced by 1% a week to an estimated floor of 70%, at this time, due to certain dilution rates. The line of credit borrowings carry an interest rate of prime plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations are secured by a security interest in substantially all of AHPC's tangible and intangible assets and contain certain penalties for early termination. As of December 31, 2006, we had an outstanding balance under this credit facility of $2,861,313 and were contingently liable for outstanding letters of credit liabilities totaling $612,974.

                Our audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. We continue to experience recurring net losses and decreases in our net sales.  Although, we have benefited from several cost reduction programs; decreased sales and the volatility of raw material costs and rising oil prices together have limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 6, 15 and 16 of our Condensed Consolidated Financial Statements included elsewhere in this report). We believe that this short-term and long-term financing will be sufficient to support our liquidity for the foreseeable future, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. We are executing a strategy whereby we are introducing additional consumable products to the healthcare market that will enable us to achieve higher revenue growth. In addition, we are reviewing alternatives including evaluating product line and customer profitability, evaluating the markets within which we participate, further diversification of our product line to include additional non-glove products, and expanding into markets where we currently do not participate in. We are also evaluating several strategies for reducing costs and expenses that we expect will enable us to improve our liquidity and reduce our financing requirements. If and when effectively implemented, we anticipate these plans will reduce our cash consumption in periods after June 30, 2007. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

The following table summarizes our significant contractual commitments as of December 31, 2006:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,562,725	$457,426	$1,105,299	$-	$-

Purchase Commitments (2)	$13,610,333	$5,833,000	$7,777,333	$-	$-

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

Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include those contained in our reports that we file with the Securities and Exchange Commission, including in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006, and the following: changes in consumer spending patterns; unanticipated issues related to the Company's business; the Company's success in implementing its strategic plan; actions of companies that compete with the Company; the Company's success in managing inventory; the success of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates that are tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at December 31, 2006. Based on the Company's interest rate exposure on variable rate borrowings at December 31, 2006, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $2,000 per month and a five percentage point increase would increase future interest expense by approximately $10,000 per month. The Company determined these amounts based on approximately $2,400,000 of variable rate borrowings outstanding at December 31, 2006, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation and because of the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission and that the Company's disclosure controls and procedures were not effective in accumulating and communicating to management such information. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

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

The material weakness relates to the lack of formal policies and procedures related to our financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

▪	Developing a formal policy/procedures manual for the financial statement reporting and regulatory filing process;
▪
Developing monthly, quarterly and annual closing procedures checklists and "close" binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements);

▪	Utilizing a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included;
▪	Preparing white papers to address the accounting for any new accounting pronouncements and any existing and/or new complex or unusual accounting transactions;
▪	Employing documented detail reviews by management and others of regulatory filings and financial statements;
▪	Implementing training programs for technical accounting areas and SEC reporting requirements; and
▪	Continuing to consider with outside legal counsel the filing of an 8-K upon signature of any agreements made on behalf of the Company.

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

ITEM 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A "Risk Factors," of our annual report on Form 10-K for the fiscal year ended June 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

ITEM 1B.  Unresolved Staff Comments.

None

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

___________________
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

Dated:  February 20, 2007