Form 10-Q
period 2007-03-31
AHPC Holdings, Inc.
filed 2007-05-21
CIK 837038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2007

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of May 15, 2007, was 1,251,246.

AHPC Holdings, Inc
FORM 10-Q
March 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.     Financial Statements

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006

ASSETS	March 31, 2007	June 30, 2006
	(unaudited)
CURRENT ASSETS
Cash	$9,439	$83,162
Accounts receivable - trade, net of allowance for
doubtful accounts of $61,988 at March 31, 2007
and at June 30, 2006	1,680,742	1,867,977
Inventories, net	4,756,049	6,470,411
Prepaid expenses	317,789	440,428
Other receivables	3,694	3,694

Total current assets	6,767,713	8,865,672

PROPERTY, PLANT AND EQUIPMENT
Equipment, furniture and fixtures	2,608,817	2,618,324
Building improvements	35,036	35,036

Total property, plant and equipment	2,643,853	2,653,360

Less accumulated depreciation and amortization	2,555,717	2,527,940

Property, plant and equipment, net	88,136	125,420

OTHER ASSETS
Other assets	1,108	1,108

Total other assets	1,108	1,108

Total Assets	$6,856,957	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2007	June 30, 2006
	(unaudited)
CURRENT LIABILITIES
Accounts payable - trade	$2,283,865	$2,498,467
Trade notes payable to bank	2,933,639	2,094,711
Other notes payable	69,310	19,101
Accrued rebates	190,592	241,024
Accrued warrant liability	22,588	272,178
Accrued expenses	1,005,438	987,295

Total current liabilities	6,505,432	6,112,776

DEFERRED RENT	77,634	87,031

Total liabilities	6,583,066	6,199,807

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Series B convertible preferred stock, $0.01 par value;
30,000 shares authorized, 30,000 issued and outstanding at
March 31, 2007 and June 30, 2006	300	300
Common stock, $.01 par value; 50,000,000 shares
authorized; 1,375,511 shares issued; 1,251,246 shares outstanding
at March 31, 2007 and at June 30, 2006	41,711	41,711
Additional paid-in capital	21,578,417	21,507,944
Accumulated deficit	(15,340,361)	(12,751,386)
	6,280,067	8,798,569
Less common stock in treasury, at cost, 124,265 shares
on March 31, 2007 and June 30, 2006	6,006,176	6,006,176

Total shareholders' equity	273,891	2,792,393

	$6,856,957	$8,992,200

The accompanying notes are an integral part of these condensed consolidated balance sheets.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Net sales	$5,477,123	$6,112,764

Cost of goods sold	4,609,211	5,030,487

Gross profit	867,912	1,082,277

Operating expenses
Selling, general and administrative	1,697,117	1,952,908

Loss from operations	(829,205)	(870,631)

Other Income and (Expense)
Interest income (expense), net	(63,676)	60,881
Other income	(876)	-

NET LOSS	$(893,757)	$(809,750)

Preferred Stock Dividend	(69,375)	-

NET LOSS Available to Common Shareholders	$(963,132)	$(809,750)

Basic and diluted net loss per common share	$(0.77)	$(0.66)

Weighted average number of common shares outstanding:
Basic and diluted	1,251,246	1,226,113

The accompanying notes are an integral part of these condensed consolidated statements of operations.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended March 31, 2007 and 2006

	For the Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Net sales	$17,040,390	$18,896,065

Cost of goods sold	14,194,496	15,250,713

Gross profit	2,845,894	3,645,352

Operating expenses
Selling, general and administrative	5,277,659	5,796,661

Loss from operations	(2,431,765)	(2,151,309)

Other Income and (Expense)
Interest income (expense), net	44,791	(137,785)
Other income	6,124	-

Loss from operations before provision
for (benefit from) income taxes	(2,380,850)	(2,289,094)

Provision for (benefit from) income taxes	-	3,235

NET LOSS	$(2,380,850)	$(2,292,329)

Preferred Stock Dividend	(208,125)	-

NET LOSS Available to Common Shareholders	$(2,588,975)	$(2,292,329)

Basic and diluted net loss per common share	$(2.07)	$(1.88)

Weighted average number of common shares outstanding:
Basic and diluted	1,251,246	1,221,484

The accompanying notes are an integral part of these condensed consolidated statements of operations.

AHPC Holdings, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2006

	For the Nine Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,380,850)	$(2,292,329)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	44,617	198,913
Amortization of discount on subordinated notes	-	159,064
Stock-Based compensation	70,473	45,065
Deferred rent expense	(9,397)	57,503
Changes in operating assets and liabilities
Accounts receivable - trade	187,235	108,806
Inventories, net	1,714,362	(696,599)
Prepaid expenses	122,639	(90,500)
Other assets	-	1,000
Accounts payable - trade	(214,602)	(103,113)
Accrued rebates	(50,432)	(51,431)
Accrued expenses	(231,447)	(240,252)
Amounts due to and from affiliates	-	-

Net cash used in operating activities	(747,402)	(2,903,873)

Cash flows from investing activities
Capital expenditures	(7,333)	(9,560)

Net cash used in investing activities	(7,333)	(9,560)

Cash flows from financing activities
Gross payments on trade notes payable to bank	(9,321,072)	(17,435,509)
Gross borrowings on trade notes payable to bank	10,160,000	19,109,837
Gross payments on notes payable	(120,088)	(141,641)
Gross borrowings on notes payable	170,297	227,908
Subordinated note borrowings	-	1,200,000
Preferred Stock Dividend	(208,125)	-
Proceeds from issuance of common stock/exercise of options	-	5,650

Net cash provided by financing activities	681,012	2,966,245

Net increase (decrease) in cash	(73,723)	52,812

Cash, beginning of period	83,162	16,434

Cash, end of period	$9,439	$69,246

Supplemental disclosure of cash flow information

Interest Paid	$200,664	$141,335
Income Taxes Paid	$-	$32,672

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

AHPC Holdings, Inc and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007

1.	Description of Business:

AHPC Holdings, Inc. (the "Company") is a marketer and distributor of foodservice and medical examination gloves and other related disposable items used primarily in the foodservice and medical industries in the United States and Canada through its wholly owned subsidiary, American Health Products Corporation ("AHPC").

2.             Basis of Presentation:

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete presentation of our financial statements. In the opinion of management, all adjustments necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. The audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. For further information these financial statements and notes are to be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006 with the Securities and Exchange Commission. The results of operations for the nine-month period ended March 31, 2007, may not be indicative of the results that may be expected for the fiscal year ending June 30, 2007.

We have made certain reclassifications to the prior year balances to show comparatives.

3.             Working Capital:

        We continue to incur operating losses and have working capital shortages. Despite this, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 11). We believe that this short-term and long-term financing will be sufficient to support our liquidity through September 8, 2007, depending on operating results and our continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. The rate at which cash will be consumed is primarily dependent on the revenues we realize, cost reductions, rising raw material costs and our ability to pass along some of these costs to our customers. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable for us.

4.             Principles of Consolidation:

The accompanying condensed consolidated financial statements include our accounts and those of AHPC. All significant intercompany transactions have been eliminated in consolidation.

5.             Accrued Warrant Liability:

On September 29, 2005, we issued warrants to purchase up to 325,714 shares of our Common Stock in connection with the private placement of $1.2 million in subordinated promissory notes. The subordinated promissory notes had attached Class A Warrants and Class B Warrants granting the holders of the subordinated promissory notes the right to purchase an aggregate of 192,000 and 120,000 shares, respectively, of our Common Stock at an exercise price of $3.50 per share and $4.50 per share, respectively. In addition, in connection with this transaction, we issued the placement company a warrant to purchase 13,714 shares of our Common Stock at an exercise price of $3.50 per share. This warrant has similar rights and terms to the Class A Warrants and will also be referred to as a "Class A Warrant." Each of the Class A Warrants and the Class B Warrants has an exercise term of five years. The Class A Warrants and Class B Warrants shall be automatically exercised in full in a cashless exchange if the closing price of our Common Stock as listed on the NASDAQ Stock Market (or other automated quotation system) exceeds $8.75 and $11.25, respectively, for fifteen (15) consecutive trading days. As of March 31, 2007, the Class A Warrants and Class B Warrants were assigned a fair value of $22,588, which was estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of these warrants using the Black-Scholes valuation model: a term of 3.48 years, a risk-free rate of 4.472, volatility of 85.649%, and an expected dividend yield of zero.

The holders of the Class A Warrants and Class B Warrants have registration rights that require us to file a registration statement with the Securities and Exchange Commission within one year from the date of issuance of the warrants to register the resale of the Common Stock issuable upon exercise of the warrants if we filed a registration statement or if we received a collective demand for registration from the holders of the Class A Warrants and Class B Warrants holding in the aggregate at least 51% of the total shares of Common Stock issuable upon exercise of all the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register the shares of Common Stock issuable upon exercise of the warrants is deemed to be outside of our control. Accordingly, we have recorded the fair value of the Class A Warrants and Class B Warrants of $22,588 as an accrued warrant liability on our consolidated balance sheet, and this liability will continue to be marked to fair value at the end of each subsequent reporting period.

6.             Stock Incentive Plans:

On June 12, 1998, the Board of Directors approved an amendment and restatement of the Company's Omnibus Equity Compensation Plan (the "Plan"), which authorized and adjusted the number of shares issuable under the Plan from 133,333 to 466,667 (reflective of the Company's 3 for 1 reverse stock split effective on January 20, 2004). Under the Plan, common stock options are issued at the discretion of our compensation committee and generally are priced at or above fair market value on the date of grant, have a vesting period of 3 years and a total term of 10 years.

Effective June 13, 2005, the Board of Directors approved the immediate vesting of all outstanding and unvested stock options held by members of our management, all of which were issued on February 20, 2004, as recognition for the Company's performance. As a result 44,000 stock options were immediately vested. Of the 355,061 stock options outstanding at March 31, 2007, 241,727 stock options were fully vested and exercisable. We have reserved an adequate number of shares of our common stock for issuance upon conversion of these stock options.

A summary of stock options outstanding under the Plan for the nine month period ending March 31, 2007 shown below is as follows:

	Number of Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, June 30, 2006	397,965	$1.97
Grants	-	-
Exercised	-	-
Rescissions	(37,988)	2.00
Expirations	(4,916)	6.21
Outstanding, March 31, 2007	355,061	$1.91	7.94	$-

During the three and nine months ended March 31, 2007, we did not issue any stock options.

Options outstanding and exercisable at March 31, 2007, were as follows:
Range of exercise prices
	Number		Weighted-	Number	Weighted-
	Outstanding at	Remaining	average	exercisable at	average
	March 31, 2007	life	exercise price	March 31, 2007	exercise price
$6.21	6,997	0.5-4 years	$6.21	6,997	$6.21
2.65	14,692	9 years	2.65	14,692	2.65
2.31	20,001	5 years	2.31	20,001	2.31
2.25	36,704	5 years	2.25	36,704	2.25
2.05	170,000	9.5 years	2.05	56,666	2.05
1.13	100,000	7 years	1.13	100,000	1.13
0.72	6,667	6 years	0.72	6,667	0.72
$.72-$6.21	355,061	0.5-10 years	$1.91	241,727	$1.84

A summary of the status of our unvested stock options as of March 31, 2007 and changes during the nine months ended March 31, 2007 is as follows:
Nonvested Options		Weighted-average grant-date fair value
	Outstanding options
Balance, June 30, 2006	170,000	$1.65
Grants	-	-
Vested	56,666	$1.65
Expirations	-	-
Balance, March 31, 2007	113,334	$1.65

During the nine months ended March 31, 2007 and 2006, we recognized compensation expense of $70,473 related to the stock options issued. We have not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved as of March 31, 2007. As of March 31, 2007, there was $180,102 of total unrecognized compensation cost related to unvested stock options granted under the Plan. This cost is expected to be recognized over a weighted average period of 3 years.

7.             Accounting for Income Taxes:

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

Our U.S. operations had generated net operating loss carry-forwards ("NOL's") in prior years, of which approximately $6.537 million is remaining at March 31, 2007. The tax benefits of these NOL's are fully reserved with a valuation allowance and are included as a component of deferred tax assets. In accordance with federal tax regulations, usage of the NOL's is subject to limitations in future years as a direct result of our Redemption Transaction which is described in our prior filings with the Securities and Exchange Commission, including in Note 17 to our Notes to Condensed Consolidated Financial Statements filed as part of our 10-Q Report for the quarter ended December 31, 2005. We have the availability to utilize only $2.8 million of these NOL's over the next 20 years, at which time all of the NOL's listed above will have expired.

For the nine months ended March 31, 2007 and 2006, we have recorded a provision of $0 and $3,235, respectively, for income taxes. The 2006 period provision was for state income taxes.

8.             Contingencies:

Over the last several years, numerous product liability lawsuits have been filed against suppliers and manufacturers of latex gloves alleging, among other things, adverse allergic reactions. We are currently not named in any such lawsuits. During the nine months ended March 31, 2007, there were no product liability lawsuits filed against the Company. Moreover, as of March 31, 2007, we were not involved in any lawsuit, either as a named defendant, third party or an indemnifier. However, we have agreed to defend and indemnify certain of our vendors solely in connection with the sale and distribution of our products. As a result, we may become involved in lawsuits in future periods due to these contractual indemnification obligations.

We have obtained product liability insurance coverage which covers the defense costs and certain damage awards associated with the product liability claims against the Company and AHPC. Additionally, AHPC's customers typically procure product liability insurance that limits our exposure to those claims for which we have agreed to indemnify such customers, subject to deductions for such claims that remain our responsibility. We believe that we have provided adequate coverage and protection for potential claims or lawsuits and that such claims or lawsuits, if brought against the Company, would not materially or adversely affect our financial condition. However, there is no assurance that AHPC's or its customers' insurance will be sufficient to meet all damages for which we may be held liable. In addition, there can be no assurances that product liability insurance for these claims will continue to be available to us or, if available, that it will be available in sufficient amounts and at affordable terms.

9.             Recently Issued Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not expect the adoption of this standard to result in a significant change in our financial position or results of operations.

10.           Exit of Private Label Business:

On March 16, 2007, we announced that we would exit the private label food service market business by July 1, 2007. Our decision to exist this business followed our determination that the private label business did not provide AHPC enough margin to support the working capital investment required to maintain and grow the private label business, as compared to our branded products business. As a result, we intend to focus our resources on marketing our core brands, SafePrep, Glovetex, DermaSafe and BarrierSelect, to the foodservice and healthcare markets.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and EITF 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations, the results of operations of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale are required to be reported in discontinued operations only if (i) the operations and cash flows of the component have been, or will be, eliminated from our operations as a result of the disposal transaction and (ii) we will not have any significant continuing involvement in the operations of the component after the disposal transaction. We have evaluated our exit from the private label food service business under SFAS No. 144 and we have determined that (1) we will have a continuation of cash flows as a result of our continuing activities within the food service market and (2) there will be significant continuing cash inflows and outflows from the results of the ongoing business. Based on this determination, we have concluded that our exit from the private label food service business should not be reported under discontinued operations but should be reported in our consolidated operations as continuing operations.

11.           Trade Notes Payable to Bank:

On September 9, 2004, we signed a commitment for a one-year credit facility with Greenfield Commercial Credit, LLC, a privately held commercial financing company. This credit facility consisted of an asset-based loan and security agreement that provided us with a $3 million revolving line of credit.

On September 9, 2005, we extended our loan and security agreement with Greenfield Commercial Credit, LLC for an additional one-year term through September 9, 2006, with an additional automatic one year renewal term. This renewal included an amendment to the loan and security agreement increasing our revolving line of credit borrowing limit from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit on the inventory in-transit of $500,000, and an overall inventory cap of $2,500,000. As of January 12, 2007, we were notified by Greenfield Commercial Credit that our borrowing under the facility on eligible receivables will be reduced by 1% a week to an estimated floor of 70% due to certain dilution rates. As of March 31, 2007, our borrowing rate on eligible receivables was at a rate of 70%. Our obligations under this credit facility are secured by a security interest in substantially all of AHPC tangible and intangible assets. The line of credit borrowings under the amended facility carry an interest rate of prime plus 4.5%. The prime rate is the rate published in the Wall Street Journal in its "Money Rates" column as the "Prime Rate." As of March 31, 2007, the prime rate was 8.25%. At any time prior to the maturity date, Greenfield Commercial Credit has the unrestricted right to demand payment of all outstanding indebtedness under this facility. This credit facility contains certain penalties for early termination.

On September 9, 2006, we extended the amended loan and security agreement with Greenfield Commercial Credit, LLC through September 9, 2007. Our obligations under this facility remain secured by a security interest in substantially all of AHPC tangible and intangible assets.

As of March 31, 2007 and June 30, 2006, we had an outstanding credit line balance of $2,933,639 and $2,094,711, respectively, under this credit facility and were contingently liable for outstanding letters of credit liabilities totaling $305,597 and $555,051, respectively. Also, included in the contingent outstanding letters of credit for both March 31, 2007 and June 30, 2006 is one stand-by letter of credit for $125,000 which represents our warehouse and office space security deposit. As of March 31, 2007 and June 30, 2006 our credit line had an availability of $106,031 and $1,006,925, respectively.

In addition to our grant of a security interest in substantially all of AHPC's assets, Alan Zeffer, our Chief Executive Officer, has guaranteed the repayment of the revolving loan in full if the loan is not repaid as a result of malfeasance by Mr. Zeffer in the performance of his duties.

12.           Related Party Transactions:

We engaged SMS, a company 100% owned by Robert J. Simmons, Jr., the son of our director, Robert J. Simmons, to provide sales and marketing services to AHPC to further enhance our efforts in negotiating and executing sales agreements for our products in the health care industry. This agreement will expire August 1, 2007.

The following table summarizes our related party transactions for the three months and nine months ended March 31, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

SMS	$ 50,340	$ 45,887	$ 145,140	$ 136,787

13.           NASDAQ Delisting:

On March 20, 2007, we received a determination from the Listing Qualifications Panel of The Nasdaq Stock Market indicating that the panel had determined to delist the Company from The Nasdaq Stock Market as a result of the Company's failure to comply with or satisfy Nasdaq Marketplace Rule 4310(c)(2)(B) for continued listing, which required that the Company maintain minimum shareholders' equity of $2.5 million. Trading in the Company's shares of common stock was suspended effective with the opening of business on Thursday, March 22, 2007.

Effective March 22, 2007, our securities were eligible for quotation in the Pink Sheets, an electronic quotation service for securities traded over-the-counter.

14.          Subsequent Event:

On May 14, 2007, the Company received a demand payment letter, dated May 8,2007, from its major vendor WRP Asia Pacific Sdn. Bhd. (WRPAP) demanding immediate payment of $1.4 million in accounts payable and $300,000 in interest. Of the total amount, $1.4 million is included in accounts payable at March 31, 2007. Management does not believe the Company is obligated to pay the interest amount. WRPAP has threatened legal action in the event that the Company fails to make payment. This matter has not yet been resolved but an unfavorable outcome would add to the Company's working capital shortages and could impact the Company's ability to continue as a going concern.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of management's discussion and analysis of financial condition and results of operations is to provide shareholders with an understanding of our financial condition, changes in financial condition and results of operations.

Business Overview

Our wholly owned subsidiary, American Health Products Corporation ("AHPC"), is engaged primarily in the marketing and distribution of high quality medical grade examination and foodservice gloves and other complimentary products within the United States and Canada. We have been in the glove business since our incorporation in January 1989. For the nine months ended March 31, 2007, we recorded net sales of approximately $17.0 million.

Analysis of Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006:

Our consolidated net sales for the three months ended March 31, 2007 were $5,477,123 which represents a decrease in net sales of $635,641 or 10.4% compared to the three months ended March 31, 2006. This decrease in net sales is primarily due to the loss of some customers from continued competitive pricing pressure within our national account customer group. We expect our sales will continue to decrease as a result of exiting the private label food service business (refer to Note 10). The private label food service business net sales for the three months ended March 31, 2007 and March 31, 2006 were $4,157,314 and $5,277,426, respectively. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Our consolidated gross profit decreased $214,365 or 19.8% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease in the gross profit was mainly due to increased inventory reserves of $125,000 related to the exit of the private label food service market. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The decrease in cost of goods sold during the current year period as a percentage of sales was due to lower sales, reduced transportation and related warehousing costs. During the current quarter, our raw material cost continued to increase slightly which also contributed to our lower gross margins in the current quarter. We continue to review our gross margins and the affects of increases in the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss decreased $41,426 or 4.8% for the three months ended March 31, 2007 from the same time period in the prior year. The decrease in our operating loss was mainly related to a decrease in certain of our selling expenses related to our reduction in sales, which was offset in part by a reduction in our gross profit margin described above. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the three months ended March 31, 2007, our selling, general, administrative and other expenses ("SG&A expenses") decreased by $255,791 or 13.1%. As a percentage of net sales, SG&A expenses decreased from 31.9% for the three months ended March 31, 2006, to 31.0% for the three months ended March 31, 2007. This percentage decrease was primarily due to the decrease in our selling expenses related to the decrease in our sales for the three month period, a reduction in personnel, travel and tradeshow expenses related to our exit from the food service private label business (refer to Note 10) and an insurance premium rate decrease.

Loss from operations before taxes increased by $84,007 or 10.4% for the three months ended March 31, 2007 compared to the same period in the prior year. This increase in our loss from operations before taxes was primarily due to increased interest expense incurred in the current year period. Our interest expense changed from $60,881 in interest income during the three months ended March 31, 2006 to an interest expense of $63,676 for the three months ended March 31, 2007. This change was due to a decrease in the fair value of the warrant liability of $222,070 during the quarter ended March 31, 2006 compared to a decrease of $25,348 during the quarter ended March 31, 2007 and a reduction in interest expense related to fully paid subordinated notes of $96,970 offset by an increase in our trade notes payable interest expense of $24,478.

        The preferred stock dividend of $69,375 for the three months ended March 31, 2007 related to a cash dividend paid to our series B preferred shareholders.

As a result of the factors discussed above, we reported a net loss available to common shareholders of $(963,132) for the three months ended March 31, 2007, which compares to a net loss available to common shareholders of $(809,750) during the same period in the prior year. Basic and dilutive net loss per share for the three months ended March 31, 2007 and March 31, 2006, were $(0.77) and $(0.66), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006:

Our consolidated net sales for the nine months ended March 31, 2007 were $17,040,390 which represents a decrease in net sales of $1,855,675 or 9.8% compared to the nine months ended March 31, 2006. This decrease in net sales was primarily due to the loss of some customers from continued competitive pricing pressure within our national account customer group. We expect that our sales will continue to decrease as a result of our exit from the private label food service business (refer to Note 10). The private label food service business net sales for the nine months ended March 31, 2007 and March 31, 2006 were $13,650,949 and $16,235,351, respectively. Our net sales are derived from the sales of finished product net of allowable rebates, discounts and returns.

Our consolidated gross profit decreased $799,458 or 21.9% for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Cost of goods sold, a component in calculating our gross profit, includes all costs to purchase our finished products plus the related costs associated with ocean freight, customs duty and warehousing. The decrease in cost of goods sold during the current year period as a percentage of sales was due to lower sales, reduced transportation and related warehousing costs, and additional inventory reserves of $125,000 related to our exit from the private label food service market. During the nine months ended March 31, 2007, our raw material costs have continued to increase which has also contributed to our lower gross profit in the current year period. We continue to review our gross margins and the affects of increases in the cost of latex, changes in product mix, competition, manufacturing capacity levels and other factors.

Our operating loss has increased $280,456 or 13.0% for the nine months ended March 31, 2007 from the same time period in the prior year. The increase in our operating loss was primarily due to the decrease in our sales and the increases in raw material pricing offset by certain reductions in selling, general, administrative and other expenses. Selling expenses, a component of calculating our operating loss, include all salaries and payroll related costs for sales and marketing staff together with other sales related expenses such as sales commissions, travel costs, trade shows, advertising, promotions and delivery costs. During the nine months ended March 31, 2007, our selling, general, administrative and other expenses ("SG&A expenses") decreased by $519,002 or 9.0%. This decrease was due to a reduction in insurance premiums, depreciation expense, and salary expenses. As a percentage of net sales, SG&A expenses increased from 30.7% for the nine months ended March 31, 2006, to 31.0% for the nine months ended March 31, 2007.

Loss from operations before taxes increased by $91,756 or 4.0% for the nine months ended March 31, 2007 compared to the same period in the prior year. This increase in our loss from operations was primarily due to the decrease in sales and an increase in raw material costs. Also included in the computation of our loss from operations is other income (or expense) which consists primarily of interest expense. Other expense changed from an expense of $137,785 to income of $50,915 for the nine months ended March 31, 2007 as compared to the reported amount in the same period in the prior year. This decrease in expense was due to a decrease in interest expense as a result of a decrease in the fair value of our warrant liability of $249,590.

The benefit for income taxes for the nine month-periods ended March 31, 2007 and March 31, 2006 was $0 and $3,235, respectively.

The preferred stock dividend of $208,125 for the nine months ended March 31, 2007 related to a cash dividend paid to our series B preferred shareholders.

As a result of the factors discussed above, we reported a net loss available to common shareholders of $(2,588,975) for the nine months ended March 31, 2007, which compares to a net loss available to common shareholders of $(2,292,329) during the same period in the prior year. Basic and dilutive net loss per share for the nine months ended March 31, 2007 and March 31, 2006, were $(2.07) and $(1.88), respectively. Outstanding options and warrants are excluded from the calculation of diluted net loss per share since the inclusion of such options and warrants is anti-dilutive.

Liquidity and Capital Resources:

Nine Months Ended March 31, 2007:

Cash and cash equivalents at March 31, 2007 were $9,439, a decrease of $73,723 from $83,162 at June 30, 2006. We experienced a decrease in cash flows during the nine months ended March 31, 2007, due to continuing operating losses mitigated by increased borrowings.

Our operations used cash of $747,402 during the nine months ended March 31, 2007, primarily due to the current loss mitigated by an increase in trade accounts payable. Net trade accounts receivable decreased by $187,235 from $1,867,977 at June 30, 2006 to $1,680,742 at March 31, 2007 due to the loss of some customers from continued competitive pricing pressures. Net inventories decreased by $1,714,362 from $6,470,411 at June 30, 2006 to $4,756,049 at March 31, 2007 due to the reduction of inventory levels related to our exit from the private label food service business (refer to Note 10). We expect these inventory levels to continue to decrease through the end of June 30, 2007.

During the nine months ended March 31, 2007, we used cash in investing activities of $7,333 in connection with capital improvement expenditures primarily relating to computer software and hardware purchases.

During the nine months ended March 31, 2007, cash provided by financing activities equaled $681,012 compared to $2,966,245 during the nine months ended March 31, 2006. The cash provided by financing activities primarily came from increased borrowings on our trade notes payable to the bank due to the increased need to finance the operations of our business.

We renewed our credit facility with Greenfield Commercial Credit, LLC which was scheduled to expire on September 9, 2006 for another one-year period. In connection with the renewal, we incurred a renewal fee of $50,000.

The loan and security agreement with Greenfield Commercial Credit, LLC, extended on September 9, 2006, included an amendment increasing our borrowing availability from $3 million to a potential maximum borrowing amount of $5 million. Under the amended facility, we may borrow up to the lesser of (i) $5 million or (ii) the sum of 80% of eligible receivables and 50% of eligible inventory on hand and 35% of eligible inventory in-transit, with a sub limit of $500,000, and an overall inventory cap of $2,500,000. As of January 12, 2007, we were notified by Greenfield Commercial Credit that our borrowing on eligible receivables under this credit facility was to be reduced by 1% a week to an estimated floor of 70%, due to certain dilution rates. As of March 31, 2007, our borrowing rate on eligible receivables was at a rate of 70%. The line of credit borrowings carry an interest rate equal to the prime rate plus 4.5%. At any time prior to the maturity date, the lender has the unrestricted right to demand payment of all outstanding indebtedness. These bank obligations are secured by a security interest in substantially all of AHPC's tangible and intangible assets and contain certain penalties for early termination. As of March 31, 2007, we had an outstanding balance under this credit facility of $2,933,639 and were contingently liable for outstanding letters of credit liabilities totaling $305,597.

Our audited June 30, 2006 financial statements have been prepared under the assumption that we are a going concern. Our independent registered public accounting firm has included a "going concern" emphasis paragraph in their audit report accompanying the June 30, 2006 financial statements. We continue to experience recurring net losses and decreases in our net sales. Although, we have benefited from several cost reduction programs, decreased sales and the volatility of raw material costs and rising oil prices together have limited the benefits of these programs in our results of operations.

Despite the negative cash flow, we have been able to secure both short-term and long-term financing to support future operations (refer to Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this report). We believe that this short-term and long-term financing will be sufficient to support our liquidity for the foreseeable future, depending on operating results and the continued trade support. We expect to continue to consume cash through the end of fiscal year June 30, 2007. We intend to pursue a strategy whereby we will introduce additional consumable products to the healthcare market with the goal of achieving higher revenue growth. We have announced the decision to exit the private label food service business due to margins not being sufficient to support the working capital investment required to maintain and grow the private label business. In addition, we continue to review alternatives including evaluating product line and customer profitability, evaluating the markets within which we participate, evaluating diversification opportunities for our product line to include additional non-glove products, and expanding into markets where we currently do not participate in. We are also evaluating several strategies for reducing costs and expenses that we expect will enable us to improve our liquidity and reduce our financing requirements. If and when effectively implemented, we anticipate these plans will reduce our cash consumption in periods after June 30, 2007. There can be no assurances that the current financing will be sufficient and that favorable operating results will be achieved, or that additional financing will be available to us, or that the terms of any additional financing will be favorable to us.

The following table summarizes our significant contractual commitments as of March 31, 2007:

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating Leases (1)	$1,450,390	$460,458	$989,932	$-	$-

Purchase Commitments (2)	$4,200,030	$1,866,680	$2,333,350	$-	$-

(1)  On March 31, 2005, we entered into a Lease Agreement with ProLogis to lease warehouse and office space in the building known as 80 Internationale Boulevard, Unit A in Glendale Heights, Illinois. The term of the Lease Agreement commenced on May 1, 2005 and will end on June 30, 2010, subject to our option to extend the lease term for an additional term of 5 years.

(2)  On April 30, 2004, we entered into a five year supply agreement with WRP Asia Pacific Sdn Bhd. This agreement calls for us to purchase no less than a minimum of seven forty-foot containers of product per month and no less than 125 forty-foot containers of product per each 12-month period commencing on April 30, 2004.  In the event that our customers comprising our major customer group cease purchasing latex gloves from us, we shall only be obligated to purchase from WRP Asia as many forty-foot containers of product per month as needed to meet 100% of our products needs, or the minimum annual amount, whichever is less.  As a result of the exit from the private label foodservice market (refer to Note 10), our estimated 12-month liability would decrease from 125 forty-foot containers to 40 forty-foot containers, with a current estimated annual liability to be $1,866,680.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes," "anticipates," "intends," "could," "may," "planned," "potential," "should" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include those contained in our reports that we file with the Securities and Exchange Commission, including in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2006, filed September 13, 2006, and the following: changes in consumer spending patterns; unanticipated issues related to the Company's business; the Company's success in implementing its strategic plan; actions of companies that compete with the Company; the Company's success in managing inventory; the success of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; and unanticipated outcomes related to outstanding litigation matters. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of investments. We have not entered into interest rate caps or collars or other hedging instruments.

Exposure to changes in interest rates is limited to borrowings under our revolving credit and debt agreements, which have variable interest rates that are tied to the prime rate of interest. We estimate that the fair value of each debt instrument approximated its market value at March 31, 2007. Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2007, a one percentage point increase in average interest rates on the Company's borrowings would increase future interest expense by approximately $2,000 per month and a five percentage point increase would increase future interest expense by approximately $10,000 per month. The Company determined these amounts based on approximately $2,400,000 of variable rate borrowings outstanding at March 31, 2007, multiplied by 1.0% and 5.0%, respectively, and divided by twelve. The Company is currently not using any interest rate collars, hedges or other derivative financial instruments to manage or reduce interest rate risk. As a result, any increase in interest rates on the Company's variable rate borrowings would increase interest expense and reduce net income.

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

In addition, during the quarter ended September 30, 2005 and March 31, 2006, a significant adjustment relating to the accounting treatment for the warrants (refer to Note 5 of our Condensed Consolidated Financial Statements included elsewhere in this report) was proposed by our independent auditors and recorded by management and reflected in the financial statements included within this Form 10-Q.

The material weakness relates to the lack of formal policies and procedures related to our financial statement reporting and regulatory filing process. Management is addressing this material weakness by enacting the following steps:

•	Developing a formal policy/procedures manual for the financial statement reporting and regulatory filing process;
•
Developing monthly, quarterly and annual closing procedures checklists and "close" binders. These binders should include a draft of the financials statements and 10-K/Q with references to supporting schedules or other documentation (i.e., agreements);

•	Utilizing a Generally Accepted Accounting Principle (GAAP) checklist to help ensure all relevant disclosures are included;
•	Preparing white papers to address the accounting for any new accounting pronouncements and any existing and/or new complex or unusual accounting transactions;
•	Employing documented detail reviews by management and others of regulatory filings and financial statements;
•	Implementing training programs for technical accounting areas and SEC reporting requirements; and
•	Continuing to consider with outside legal counsel the filing of an 8-K upon signature of any agreements made on behalf of the Company.

Additionally, the Company has retained an outside firm to assist it in its accounting matters.

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

ITEM 1A. Risk Factors.

The trading price of shares of our common stock fluctuates and investors in our common stock may experience substantial losses.

  The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
•	fluctuation in our quarterly operating results;
•	changes in raw material costs;
•	substantial sales of our common stock;
•	general stock market conditions; or
•	other economic or external factors.

  You may be unable to sell your stock at or above your purchase price.

Our shares of common stock are thinly traded and our stock price may be more volatile.

  Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on a stock exchange. Moreover, our common stock was recently delisted from the Nasdaq Stock Market and, accordingly, our common stock will be less liquid than the stock of companies with broader public ownership or who are listed on more publicly known exchanges. As a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

We have received a letter from counsel to one of our suppliers demanding payment of outstanding amounts we allegedly owe such supplier.

          On May 14, 2007, the Company received a demand payment letter, dated May 8,2007, from its major vendor WRP Asia Pacific Sdn. Bhd. (WRPAP) demanding immediate payment of $1.4 million in accounts payable and $300,000 in interest. Of the total amount, $1.4 million is included on our balance sheet in accounts payable at March 31, 2007. We are attempting to resolve this dispute to the mutual satisfaction of WRPAP and the Company. To the extent we are unable to resolve this dispute, an unfavorable outcome, including a judgment against the Company and its assets, could materially adversely affect our financial condition, add to our cash flow shortages and limit our ability to continue to operate as a going concern.

  Other than the foregoing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A "Risk Factors," of our annual report on Form 10-K for the fiscal year ended June 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to our business.

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

________________
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

Dated:  May 21, 2007